Form 10-K
period 2008-08-31
SHAW GROUP INC
filed 2008-10-31
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $4.0 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on February 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter).

The number of shares of the registrant’s common stock outstanding at October 27, 2008 was 83,524,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the SEC) within 120 days of August 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (this Form 10-K).

EXPLANATORY NOTE

The financial statements of The Shaw Group Inc. (we, us and our) for the quarters ended February 29, 2008 and May 31, 2008 included in this Form 10-K reflect a restatement to correct accounting errors. As explained in Note 21 — Quarterly Financial Data (Unaudited) and Current Year Corrections of Errors in our financial statements contained herein, we identified an error on a major power project in our Fossil & Nuclear segment as we closed our fiscal year 2008. We corrected the errors resulting therefrom and other accumulated errors pursuant to Staff Accounting Bulletin (SAB) No. 108 in our quarterly periods ended February 29, 2008 and May 31, 2008. The aggregate impact of the accounting errors on net income for three months ended February 29, 2008 and May 31, 2008 was a decrease in our previously reported net income of approximately $4.9 million and $2.0 million, respectively. These restatements are reflected within this Form 10-K.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, Item 1A — Risk Factors and elsewhere in this Form 10-K, (2) our reports and registration statements filed from time to time with the SEC and (3) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

Item 1.	Business.

We were founded in 1987 by J. M. Bernhard, Jr., our Chairman, President and Chief Executive Officer, and two colleagues as a fabrication shop in Baton Rouge, Louisiana. We have evolved into a diverse engineering, technology, construction, fabrication, environmental and industrial services organization. We provide our services to a diverse customer base that includes multinational oil companies and industrial corporations, regulated utilities, independent and merchant power producers, government agencies and other equipment manufacturers. We have approximately 26,000 employees that deliver our services from over 150 locations, including 19 international locations. Our fiscal year 2008 revenues were approximately $7.0 billion. At August 31, 2008, our backlog of unfilled orders of approximately $15.6 billion was diversified in terms of customer concentration, end markets served and services provided. Approximately 60% of our backlog was comprised of “cost-reimbursable” contracts and approximately 40% of “fixed-price” contracts. Most of our major fixed-price contracts contain some cost risk-sharing mechanisms such as escalation or price adjustments for items such as labor and commodity prices. For an explanation of these contracts, see Part I, Item 1 — Business — Types of Contracts, below.

Through organic growth and a series of strategic acquisitions, we have significantly expanded our expertise and the breadth of our service offerings.

In July 2000, we acquired the assets of Stone & Webster, Inc. (Stone & Webster), a leading global provider of engineering, procurement and construction (EPC), construction management and consulting services to the energy, chemical, environmental and infrastructure industries. Combined with our existing pipe fabrication and construction capabilities, this acquisition transformed us into a vertically integrated provider of EPC services.

Our May 2002 acquisition of the IT Group, Inc. (IT Group) assets significantly increased our position in the environmental and infrastructure markets, particularly in the federal services sector. The IT Group acquisition further diversified our end market, customer and contract mix and provided new opportunities to cross-sell services, such as environmental remediation services, to our existing EPC customers.

Our October 2006 acquisition of a 20% equity interest in Westinghouse Group (Westinghouse) enhanced our opportunity to participate in the domestic and international nuclear electric power markets. Westinghouse provides advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Our investment in Westinghouse provides us with access to projects utilizing Westinghouse’s advanced passive AP1000 technology used in nuclear power plants. For an explanation of this investment, see Part I, Item 1 — Business — Investment in Westinghouse Segment, below.

We have acquired and developed significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. We believe we have significant expertise in effectively managing the procurement of materials, subcontractors and craft labor. Depending on the project, we may function as the primary contractor, as a subcontractor to another firm or as a construction manager engaged by the customer to oversee another contractor’s compliance with design specifications and contracting terms. We provide technical and economic analysis and recommendations to owners, investors, developers, operators and governments primarily in the global fossil and nuclear power industries and energy and chemicals industries. Our services include competitive market valuations, asset valuations, assessment of stranded costs, plant technical descriptions and energy demand modeling. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer customers integrated refinery and petrochemicals solutions. Stone & Webster, in conjunction with key alliance partners, including Badger Licensing LLC, Total Petrochemicals and Axens, offers leading technology in many sectors of the refining and petrochemical industries.

Shaw Capital, Inc. (Shaw Capital), a wholly owned subsidiary of ours, leverages our global presence, technical and operational experience and transactional capabilities to identify and develop targeted project investment opportunities. Shaw Capital receives management fees from its partners and affiliates and may also have the opportunity to participate with equity ownership in projects.

Reportable Segments

Currently, we are organized under the following seven reportable segments:

•	Fossil & Nuclear,

•	Environmental & Infrastructure (E&I),

•	Energy & Chemicals (E&C),

•	Maintenance,

•	Fabrication & Manufacturing (F&M),

•	Investment in Westinghouse, and

•	Corporate

Segment revenue and profit information, additional financial data and commentary on recent financial results for operating segments are provided in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data.

Fossil & Nuclear Segment

Our Fossil & Nuclear segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil and nuclear power generation industries.

Nuclear.  We support the United States (U.S.) domestic nuclear industry with engineering, procurement, maintenance and construction services. We hold a leadership position in the nuclear power industry for improving the efficiency, output and reliability of existing plants (also known as uprates), having brought in excess of 2,050 megawatts (MW) of new nuclear generation to the electric power transmission grid in the U.S. between 1984 and the present. In addition, we are currently serving as architect-engineer for the National Enrichment Facility and are providing engineering services in support of new nuclear units in South Korea and the People’s Republic of China. We have also been awarded EPC contracts for two AP1000 units for Georgia

Power and two additional units for South Carolina Electric and Gas, and have an interim agreement for two AP1000 units for Progress Energy. We anticipate growth in the global nuclear power sector, driven in large part by the U.S., United Kingdom, China and South Africa. Our support of existing U.S. utilities, combined with our 20% equity investment in Westinghouse, is expected to result in increased levels of activity in this sector for us. Safe and reliable operation of existing plants, concerns about carbon emissions and climate change and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. Several domestic utilities are developing plans for new baseload nuclear generation. According to the Nuclear Energy Institute and the Nuclear Regulatory Commission, in the U.S., there are plans for at least 30 new units under development as of August 2008, with the Westinghouse AP1000 design being considered for at least 14 of them. We expect that our existing base of nuclear services work, combined with our collaboration with Westinghouse and the AP1000 design, should position us to capitalize on the growth within this industry.

Clean Coal-Fired Generation.  The rise in oil prices and wide fluctuations in natural gas prices have prompted electric power companies in the U.S. to pursue construction of new coal-fired power plants utilizing advanced combustion and emission control technologies. Coal-fired capacity is typically capital intensive to build but has relatively lower operating costs. During fiscal year 2008, we executed on the design and construction of six, highly-efficient coal generation facilities under EPC contracts. These plants will have combined generation capacity totaling more 4,000 MW. Additionally, we signed an alliance agreement in fiscal year 2008 with a major United Kingdom utility that may lead to the construction of five 800 MW coal-fired power plants in the United Kingdom. We continue to observe demand for new opportunities in this market but recognize that public sentiment and potential future regulations targeting carbon emissions could negatively impact future development of coal and other fossil fuel-fired power plants. Nevertheless, we believe we are well-positioned to capture a significant market share of future coal-fired power plants when they develop.

Air Quality Control (AQC).  Our AQC business includes domestic and selected international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, projects related to controlling fine particle pollution, carbon capture and selective catalytic reduction (SCR) processes used at existing coal-fired power plants.

Environmental regulations and related air quality concerns have increased the need to retrofit existing coal-fired power plants with modern pollution control equipment. We have been selected to provide EPC retrofit services on many of the power plants requiring FGD for sulfur dioxide emissions control. According to the June 2007 Argus Scrubber Report, we believe that over 70,000 to 80,000 MW, or approximately 60% to 70%, of the domestic coal plants that require FGD retrofit systems are either completed or in engineering, construction or startup phase. We believe that we are the market leader for these services, having been awarded approximately 25% to 30% of the estimated domestic market for these services. On July 11, 2008, however, the D.C. Circuit Court of Appeals vacated the Clean Air Interstate Rule (CAIR) in its entirety in its decision North Carolina v. EPA (Case No. 05-1244). On September 24, 2008, multiple parties to this litigation filed petitions for rehearing and petitions for rehearing en banc. As a result, the federal CAIR rules are still enforceable pending resolution of these petitions or other direct action by the D.C. Circuit Court of Appeals to implement its mandate. Once the court issues its mandate, and so long as the ruling is not reversed on appeal, the federal CAIR rules will no longer be effective, in which event the fall back position for affected states may be to rely on existing federal cap-and-trade programs for nitrogen oxide (NOx) (the “NOx SIP Call” rule promulgated by the Environmental Protection Agency (EPA) in 1998) and sulfur dioxide (Title IV of the Clean Air Act) as well as existing state legislation and regulation. The lasting effect of this decision on the FGD market, including any further changes that may arise as a result of the filing of petitions for rehearing or any prospective development of a revised rule by the EPA to respond to the court’s decision, is currently unknown.

There is also a market for installation of mercury emission controls at existing coal-fired power plants. The Clean Air Mercury Rule (CAMR) adopted by the EPA in May 2005 establishes a cap and trade system to lower mercury emissions by 21% by 2010 and 70% by 2018. However, many states viewed the CAMR regulations as inadequate and proceeded to implement more stringent requirements. In February 2008, a federal court ruling set aside the CAMR in regulating mercury emissions from new power plants, reverting to the much more stringent maximum achievable control technology (MACT) requirements, until new regulations are enacted. We have several EPC mercury control projects under execution. We believe the domestic market for these services could increase in the future as more states establish new rules or as federal regulations become more stringent.

AQC EPC opportunities outside the FGD and mercury control markets, such SCR and particulate control, are expected to be more limited than in prior years. However, we expect to continue pursuing NOx and particulate control work with regulated utilities.

Gas-Fired Generation.  In fiscal year 2008, we observed significant renewed interest in new gas-fired generation as electric utilities and independent power producers look to diversify their generation options. Recent initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities desire to fill demand for additional power prior to new nuclear power plants being completed, are also stimulating renewed demand for gas-fired power plants. Gas-fired plants are less expensive to construct than coal-fired and nuclear plants, but tend to have comparatively higher and potentially more volatile fuel costs. We expect that gas-fired power plants will continue to be an important component of future power generation development in the U.S. and believe our capabilities and expertise will position us as a market leader for these projects. During the third quarter of fiscal year 2008, we signed an EPC contract for a new 620 MW gas-fired combined cycle power plant in North Carolina and we were awarded an additional 500 MW gas-fired power plant in Nevada in October 2008. However, we received notice of a suspension until the beginning of 2010 on the start date of the engineering and construction portion of our recent award for a 620 Mw gas-fired power plant in North Carolina. We continue to pursue several additional combined cycle projects that may be awarded in the near future.

E&I Segment

Our E&I segment provides integrated engineering, construction, financial, regulatory, scientific and program management services for government and private-sector clients worldwide. Our team of professionals is strategically located throughout the U.S. and abroad to provide innovative solutions to complex environmental and infrastructure challenges. As such, we design and execute remediation solutions involving contaminants in soil, air and water. We also provide project and facilities management and related logistics support for non-environmental construction, emergency response and watershed restoration. Infrastructure services include program management, construction management and operations and maintenance (O&M) solutions to support and enhance domestic and global land, water and air transportation systems.

Federal Markets.  Our core services include environmental restoration, regulatory compliance, facilities management, emergency response and design and construction services to U.S. government agencies, such as the Department of Defense (DOD), the Department of Energy (DOE), the EPA and the Federal Emergency Management Agency (FEMA). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, the Compensation and Liability Act (CERCLA or Superfund) and the Resource Conservation and Recovery Act (RCRA). Additionally, we provide regulatory compliance support for the requirements of the Clean Water Act, Clean Air Act and Toxic Substances Control Act. For the DOE, we are currently working on several former nuclear weapons production sites including the mixed oxide project at Savannah River, South Carolina where we provide engineering, construction and construction management services. The E&I segment also has contracts with the DOE to develop the Next Generation Nuclear Plant and the Global Nuclear Energy Program as a conceptual design engineering service provider.

For the DOD, we are involved in projects at several Superfund sites and Formerly Utilized Sites Remedial Action Program (FUSRAP) sites managed by the U.S. Army Corps of Engineers. We will also continue with the design-build efforts associated with the Inner Harbor Navigation Canal Hurricane Protection project in Louisiana. For the U.S. Army, we are working on the Army’s chemical demilitarization program at several sites.

The federal government is utilizing multiple award contracts more frequently, forcing bids for task orders under the contractual umbrella. Additionally, there is an increase in using performance-based contracting vehicles, including guaranteed fixed-price contracts, wherein we assume responsibility for cleanup and regulatory closure of contaminated sites for a firm fixed-price. In certain circumstances, we purchase environmental insurance to provide protection from unanticipated cost growth due to unknown site conditions, changes in regulatory requirements and other project risks.

Our Mission Support and Facilities Management business provides integrated planning, O&M services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction and maintaining public safety services including police, fire and emergency services. Our customers include the DOE, the National Aeronautics and Space Administration, the U.S. Army and the U.S. Navy.

We foresee that a significant portion of future DOD and DOE environmental expenditures will continue to be directed to cleaning up domestic and international military bases and to restoring former nuclear weapons facilities. The DOD has determined that there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. We believe that we are well-positioned to assist the DOD with decontamination and remediation activities at these sites. Similarly, the DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to remediate areas contaminated with hazardous and radioactive waste, and we believe that we are well-positioned to assist DOE with these efforts.

Commercial, State and Local Markets.  Our core services in this segment include environmental consulting, engineering construction management and O&M services to private-sector and state and local government customers. Full service environmental capabilities include site selection, permitting, design-build, operation, decontamination, demolition, remediation and redevelopment. We provide complete life cycle solid waste management services with capabilities that range from site investigation through landfill design and construction to post-closure O&M or site redevelopment. We also provide sustainability services on a national basis. We assist commercial clients in defining what sustainability means to them and in designing and developing operational concepts to integrate sustainability into their businesses.

Coastal and Natural Resource Restoration.  We have performed wetland construction, mitigation, restoration and related work in the Everglades, the Chesapeake Bay area and other areas throughout the U.S. New opportunities for these types of projects are present in both the governmental and commercial markets. The Coastal Wetlands Planning Protection and Restoration Act (CWPPRA) provides federal funds to conserve, restore and create coastal wetlands and barrier islands, and we believe our E&I segment is positioned to participate in wetlands and coastal restoration work in Louisiana and other locations throughout the U.S.

Transportation and General Infrastructure.  We believe opportunities for our infrastructure-related services will continue with our state and local clients, stimulated by the need for restoration of aging transportation, water, waste water and other infrastructure systems. By leveraging our capabilities across several business segments, we believe that we can participate in large scale and localized infrastructure projects by partnering with government agencies and with private entities for design and build services to meet our clients’ needs arising from aging infrastructure, congestion and expansion requirements.

Ports and Marine Facilities.  We continue to pursue opportunities in maritime engineering and design services, including navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. As part of this strategy, in 2006, we acquired a maritime engineering and design firm to enhance our portfolio of services to government and commercial port and marine facility clients. We believe this additional capability expands our marine infrastructure planning services and positions us to provide a full range of design, engineering and project management services to our domestic and international maritime clients.

E&C Segment

Our E&C segment provides a range of project related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries. We expect that the relatively high crude oil prices will continue to support capital expenditures by our major oil and petrochemical customers and may provide opportunities for us to increase our activity levels in these service areas.

Chemicals.  Demand in the chemical industry remains strong, fueled by strong growth in the economies of China and India as well as the rising standard of living in other developing economies. We expect the number of new petrochemical projects to flatten as additional supply comes on-line. Internationally, we believe the Middle East and China provide the majority of petrochemical capacity expansion opportunities. In the Middle East, we expect new petrochemical opportunities due to relatively high crude oil prices, the availability of lower priced feed stock and natural gas and the proximity of the Middle East to the European and Asian markets. During fiscal year 2007, we were awarded petrochemical projects in China and Saudi Arabia for our acrylonitrile-butadiene-styrene (ABS) polymer emulsion technology. ABS is a “bridge” polymer between commodity plastics and higher performance thermoplastics.

Refining.  We believe that refiners are searching for new products that can be produced from petroleum and are considering integration production of those products into petrochemical facilities. We believe the demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier and traditionally less expensive crude oils and to produce a greater number of products. In general, we expect continued economic growth, fuel subsidies and increased oil-fired power generation to support higher oil demand globally over the next two decades. Additionally, we believe relatively high crude oil prices, combined with refinery capacity constraints and the demand stimulated by clean fuels and clean air legislation, are contributing to increasing opportunities primarily in the U.S. and Europe. We are currently participating in a major domestic refinery upgrade incorporating capacity and clean fuels capabilities. While the refining process is largely a commodity activity, refinery configuration depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs.

Fluid Catalytic Cracking (FCC) remains a key refining technology. We were awarded a number of grass root technology contracts in fiscal years 2007 and 2008, primarily to facilities in Asia (particularly in India). We have an exclusive agreement with one international customer to license a key FCC-derived technology called Deep Catalytic Cracking (DCC) that encourages the refiner’s entry into the petrochemical arena. We believe this technology is emerging because of its ability to produce propylene, a base chemical that is in short supply and for which demand is growing faster than that of ethylene.

Ethylene.  Ethylene is an olefin, which is used as a building block for other petrochemicals and polymers. It is produced by the steam cracking of hydrocarbon feedstocks. Ethylene is used in the manufacture of polymers such as polyethylene (PE), polyester, polyvinyl chloride (PVC) and polystyrene (PS). Ethylene represents one of our core technologies. By the end of 2008, we expect the ethylene industry to begin experiencing the impact of the new wave of steam cracker start-ups in the Middle East, with a surplus supply of ethylene expected in 2009. We estimate global demand for ethylene will continue to grow in the near term but not at the rate of supply. We believe this will lead to an oversupply in the market and expected slowdown sometime between 2009 and 2011. Despite the anticipated slowing of further investment, we believe additional projects are being slated in the Middle East and India, as oil and petrochemical prices remain high. We believe that these projects will provide additional opportunities for us.

We expect that major oil and petrochemical companies will integrate refining and petrochemical facilities in order to improve profits, providing additional opportunities for us. In petrochemicals, we have extensive expertise in the construction of ethylene plants, which convert gas and/or liquid hydrocarbon feed stocks into ethylene, and derivative facilities, which provide the source of many higher value chemical products, including packaging, pipe, polyester, antifreeze, electronics, tires and tubes. We also perform services related to gas processing including propane dehydrogenation facilities, gas treatment facilities and liquefied natural gas plants.

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

Maintenance Segment

Our Maintenance segment is a market leader, providing a full range of integrated asset life cycle capabilities that compliment our EPC services. We provide clients with reliability engineering, turnaround maintenance, outage maintenance, routine maintenance, capital construction, tank design, tank construction and maintenance, architectural and building services, off-site modularization and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial structures, as well as offer predictive and preventative maintenance. Our comprehensive range of services are offered to clients in combinations that will increase capacity, reduce expenditures and optimize cost, ensuring the highest return on critical production assets within their facilities. All of our services are provided at client work sites located primarily in North America. Much of the outage work performed by this segment is performed during the autumn and spring power plant outage seasons (our first and third fiscal quarters).

Nuclear Plant Maintenance and Modifications.  The U.S. currently has 104 operating nuclear reactors that require engineering and maintenance services to support operations, plan outages, extend life/license, upgrade materials, increase capacity uprates and improve performance. We provide system-wide maintenance and modification services to approximately 41 of these 104 operating domestic nuclear reactors. We concentrate on more complicated, non-commodity type projects in which our historical expertise and project management skills add value. We also have a leading position in the decommissioning and decontamination business for commercial nuclear energy plants.

In addition to supporting operations and improving performance at existing commercial nuclear power plants, we believe there are opportunities for further expansion in plant restarts, up-rate related modifications and new plant construction. We also believe there are opportunities to pursue on additional in-plant support services.

Fossil Plant Maintenance and Modifications.  We provide fossil plant maintenance services for power generation facilities throughout North America. Our expertise, developed in the nuclear industry through our refueling outages and construction planning/execution, is valuable and recognized in the fossil power sector. Significant opportunities exist for further expansion into this market as energy demand continues to increase and customers seek longer run times, higher reliability and better outage performance.

Chemical Plant Maintenance and Capital Construction Services.  We have a continuous presence in approximately 90 U.S. field locations serving petrochemicals, specialty chemicals, oil and gas, manufacturing, refining and infrastructure markets. Looking forward, we believe that petrochemicals, clean fuels and refining markets provide the best growth opportunities for us. Expansion of these markets has been enhanced by governmental regulations supporting cleaner burning fuels and the supply of commodity chemicals to support the current domestic construction market. Our Maintenance segment also includes a capital construction component serving existing client sites. Capital construction projects are comprised of an array of revamp efforts along with grassroots green-field projects. The types of construction projects include constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.

In addition to our varied spectrum of maintenance and construction work, we are building experience in executing large recovery and rebuild projects. We are able to mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes. Our recent successful project completions include major petrochemical, natural gas processing and refining facilities in Texas and Louisiana.

F&M Segment

Our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries.

Pipe Fabrication.  We believe our expertise and proven capabilities to furnish complete piping systems in a global market have positioned us among the largest suppliers of fabricated piping systems for power generation facilities in the U.S. We are also a leading supplier worldwide, serving both our other business segments and third parties. Piping systems are normally a critical path item in heavy industrial plants that convert raw or feedstock materials to products. Piping system integration accounts for a significant portion of the total man-hours associated with constructing power generation, chemical and other processing facilities. We manufacture fully-integrated piping systems for heavy industrial customers around the world.

We provide fabrication of complex piping systems from raw materials, including carbon and stainless steel, and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to specified lengths, welding fittings on the pipe and bending the pipe to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, Arkansas, Oklahoma, South Carolina, Utah, Mexico, Venezuela and through a joint venture in Bahrain. Our South Carolina facility is authorized to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers (ASME) certification.

We believe our induction pipe bending technology is one of the most advanced, sophisticated and efficient technologies available. We utilize this technology and related equipment to bend pipe made of carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending can provide significant savings in labor, time and material costs, as well as product strengthening. In addition, we have commenced a robotics program that we believe may result in increased productivity and quality levels. By utilizing robotics, as well as new welding processes and production technology, we are able to provide our customers a complete range of fabrication services.

Structural Steel Fabrication.  We produce custom fabricated steel components and structures used in the architectural and industrial markets. These steel fabrications are used for supporting piping and equipment in buildings, chemical plants, refineries and power generation facilities. Our fabrication lines utilize standard mill produced steel shapes that are cut, drilled, punched and then welded into the configurations and to the exact specifications required by our customers. We have fabrication facilities operating in Louisiana, as well as our newest location in Mexico, which offers the latest in advanced technology and efficiency for structural steel fabrication.

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

Module Fabrication Facility.  We are in the process of establishing a major fabrication facility in Lake Charles, Louisiana that is expected to supply major equipment assemblies to be used in the construction of the AP1000 nuclear power plants.

Investment in Westinghouse Segment

Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants to help keep nuclear power plants operating safely and competitively worldwide. We believe that Westinghouse products and services are being utilized in over 60 of the 104 operating domestic nuclear reactors and approximately 50% of the reactors operating internationally. We are aware of plans for at least 30 new domestic reactors under development, with the Westinghouse advanced passive AP1000 design being considered for at least 14 of them. Internationally, Westinghouse technology is currently being used for six reactors being constructed in South Korea and four reactors in China and is being considered for numerous new reactors in multiple countries.

In addition to our consortium agreements with Westinghouse relating to the engineering, procurement and construction of AP1000 nuclear power units for China and domestically for Georgia Power and South Carolina Electric & Gas and an interim agreement for Progress Energy, we signed a letter of intent in the fourth quarter of fiscal year 2008 to create a joint venture for the modularization of nuclear equipment currently required in the construction for our domestic customers.

Our Investment in Westinghouse segment includes our 20% equity interest in Westinghouse, which we acquired on October 16, 2006 (the first quarter of our fiscal year 2007) from British Nuclear Fuels plc.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba Corporation, on a calendar quarter basis with a March 31st fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the twelve month period ended June 30, 2008 are reflected in our results of operations for the twelve months ended August 31, 2008. Prior fiscal year results include the results of operations from Westinghouse for the nine month period from the acquisition effective date of October 1, 2006 through June 30, 2007 plus the impacts of other items mentioned below including interest expense and foreign currency translation gains (losses).

Corporate Segment

We operate in a decentralized structure. Our Corporate segment includes the corporate management and expenses associated with managing our company as a whole. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses, which are not allocated to other segments. Our Corporate segment’s assets primarily include cash and cash equivalents held by the corporate entities, property and equipment related to our corporate facility and certain information technology costs.

Comments Regarding Future Operations

Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the impact of future acquisitions. In addition, the financial crisis that adversely impacted U.S. equity markets throughout 2008, weighed heavily on the share prices of many engineering and construction companies, including ours. At the time of this filing, it is uncertain what impact the financial/credit crisis may have on our business. Nevertheless, we remain optimistic about our future growth opportunities as we are focused on expanding our position in the growing power markets where investments by regulated electric utilities tend to be based on electricity demand forecasts covering decades into the future.

Customers, Marketing and Seasonality

Our customers are principally multinational oil companies and industrial corporations, regulated utilities, independent and merchant power producers, governmental agencies and equipment manufacturers. See Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding our customer concentrations. Additionally, see in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog for information regarding our backlog concentrations as of August 31, 2008.

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

Employees

We employ approximately 26,000 people, including approximately 12,000 permanent employees in our administrative and engineering offices and fabrication facilities, and approximately 10,000 employees at projects for which the headcount varies seasonally. Approximately 4,000 employees were represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We believe that current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

See Part I, Item 1A — Risk Factors for a discussion of the risks related to work stoppages and other labor issues.

Raw Materials and Suppliers

For our EPC services, we often rely on third party equipment and raw materials manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other market price fluctuations resulting from supply and demand imbalances. In the future, our mix of third party suppliers will increase as our construction phase progresses on our major nuclear AP1000 EPC contracts. The current activity levels in many markets we serve are generating higher demand for labor, materials and equipment that we rely on to execute our contracts. We expect the current market for these inputs to continue to remain competitive throughout our fiscal year 2009.

Our principal raw materials for our pipe fabrication operations are carbon steel, stainless and other alloy piping, which we obtain from a number of domestic and foreign primary steel producers. The market for most raw materials is extremely competitive, and certain types of raw materials are available from only one or a few specialized suppliers.

In addition to manufacturing our own pipe fittings, we purchase some of our pipe fittings from other manufacturers. These arrangements generally lower our pipe fabrication costs because we are often able to negotiate advantageous purchase prices as a result of our purchase volumes. If a manufacturer is unable to deliver the materials according to the negotiated terms, we may be required to purchase the materials from another source (or manufacture on our own the pipe fittings) at a higher price. We keep items in stock at each of our facilities and transport items between our facilities as required. We obtain more specialized materials from suppliers when required for a project.

In addition, see Part I, Item 1A — Risk Factors for a discussion of our dependence on joint venture or consortium partners, subcontractors and equipment manufacturers.

Industry Certifications

In order to perform nuclear construction, fabrication and installation activities of ASME III Code items such as vessels, piping systems, supports and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required ASME certifications (N, N3, NPT and NA stamps) (NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) and National Board registration certification (NB stamp) for N and N3 stamped nuclear components.

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

Our domestic subsidiary engineering and construction operations also maintain the required ASME certification (S stamp) and the National Board repair certification (R stamp), in addition to the ASME certifications (A, PP & U stamps) and the National Board registration certification (NB stamp) for S, A, PP and U stamped items.

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

Patents, Tradenames and Licenses and Other Intellectual Property

We consider our computerized project control system, SHAW-MANtm, and our web-based earned value application, SHAWTRACtm, to be proprietary assets. We believe that our E&C segment has a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program.

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

Through our acquisition of the IT Group assets in 2002, we have acquired certain patents that are useful in environmental remediation and related technologies. The technologies include the Biofast® in-situ remediation method, a vacuum extraction method for treating contaminated formations and a method for soil treatment, which uses ozone. The IT Group acquisition also included the acquisition of proprietary software programs that are used in the management and control of hazardous wastes and the management and oversight of remediation projects.

In addition, see Part I, Item 1A — Risk Factors for the impact of changes in technology or new technology developments by our competitors could have on us.

Competition

The markets served by our Fossil & Nuclear, E&C, Maintenance and E&I segments are highly competitive and for the most part require substantial resources and highly-skilled and experienced technical personnel. A large number of regional, national and international companies are competing in the markets we serve, and certain of these competitors have greater financial and other resources and more experience, market knowledge and customer relationships. Neither we nor any one of our competitors maintain a dominant market share position in the markets served by each of these four segments.

In pursuing piping, engineering and fabrication projects, our F&M segment experiences significant competition in both international and domestic markets. In the U.S., our primary competitors consist of a number of smaller pipe fabricators; while internationally, our principal competitors are divisions of large industrial firms. Some of our competitors, primarily in the international sector, have greater financial and other resources than we have.

Companies that we compete with in our Fossil & Nuclear segment include Bechtel, Fluor Corporation, URS Corporation, Black & Veatch and Zachary. Companies that we compete with in our E&C segment include Chicago Bridge & Iron Company, KBR, Inc., Jacobs Engineering Group, Inc., TECHNIP and JGC Corporation. Companies that we compete with in our E&I segment include CH2M Hill, URS Corporation, TetraTech and KBR, Inc. Companies that we compete with in our Maintenance segment include Fluor Corporation, Day & Zimmerman/The Atlantic Group, Turner Industries, KBR, Inc. and Jacobs Engineering Group, Inc. Companies that compete with our Investment in Westinghouse segment include Areva, General Electric (GE), Mitsubishi, Hitachi and Atomstroyexport.

In addition, see Part I, Item 1A — Risk Factors for a discussion of the risks related to competition we face in each of our business segments.

Financial Information about Segments and Geographic Areas

For detailed financial information regarding each business segment and export sales information, see Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data. In addition, see Item 1A — Risk Factors for a discussion of the risks related to our foreign operations.

Backlog of Unfilled Orders

Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Awards in backlog are based on legally binding agreements for projects that management believes are probable to proceed. Awards are evaluated by management on a project-by-project basis and are reported for each period shown based upon the binding nature of the underlying contract, commitment or letter of intent, and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract proceeding. Projects in backlog may be altered (increased or decreased) for scope changes and/or may be suspended or cancelled at any time by our clients.

See Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information about our backlog as of August 31, 2008 and 2007. In addition, see Part I, Item 1A  — Risk Factors for a discussion of risks related to our backlog.

Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable contracts and fixed-price contracts, both of which may be modified by cost escalation provisions or other risk sharing mechanisms and incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. For example, some of our contracts have elements of target price, firm price subject to certain adjustments, fixed price and cost-reimbursable provisions encompassed within one contract. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We attempt to focus our EPC activities on a cost-reimbursable plus a fee or mark-up and negotiated fixed-price work. We believe these types of contracts may help reduce our exposure to unanticipated and unrecoverable cost overruns. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages. All contract types are subject to amendment based on changes agreed with clients.

At August 31, 2008, approximately 60% of our backlog was comprised of cost-reimbursable contracts and 40% was comprised of fixed-price contracts. See Note 1 — Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8 — Financial Statements and Supplementary Data for a discussion of the nature of our operations and types of contracts.

U.S. government contracts are typically awarded through competitive bidding or negotiations pursuant to federal acquisition regulations and may involve several bidders or offerors. Government contracts also typically have annual funding limitations and are limited by public sector budgetary constraints. Government contracts may be terminated at the discretion of the government agency with payment of compensation only for work performed and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed. Many of these contracts are multi-year indefinite duration, indefinite quantity (IDIQ) agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the government agency to define the scope and amount of work required. Although these contracts do not initially provide us with any specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding. We generally include in our backlog an estimate of the work we expect to receive under these specific agreements.

Although we generally serve as the prime contractor on our federal government contracts, or as part of a joint venture that is the prime contractor, we may also serve as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, we have entered into, and expect to continue to enter into, joint venture or teaming arrangements with competitors.

U.S. government contracts generally are subject to oversight audits by government representatives, profit and cost controls and limitations and provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s discretion. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

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

See Part I, Item 1A — Risk Factors for additional discussion of the risks related to contractual arrangements, including our contracts with the U.S. government.

Environmental Matters

Our operations in the U.S. are subject to numerous laws and regulations at the Federal, state and local level relating to the protection of the environment and the safety and health of personnel and the public. These laws and regulations relate to a broad range of our activities, including those concerning emissions into the air, discharges into waterways and generation, storage, handling, treatment and disposal of hazardous materials and wastes. Environmental protection laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial requirements and the issuance of orders limiting or enjoining some or all of our future operations.

Under CERCLA and comparable state laws applicable to our domestic operations, we may be required to investigate and remediate hazardous substances and other regulated materials that have been released into the environment. CERCLA and comparable state laws impose strict, and under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released without regard to whether a company knew of or caused the release of the substances. We could also incur environmental liability at sites where we have been contractually hired by potentially responsible parties (PRPs) to remediate contamination of the site. Some PRPs have from time to time sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for site cleanup costs in certain circumstances. These PRPs have asserted that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur cleanup costs directly, notwithstanding the potential availability of contribution or indemnification from other parties. Over the past several years, the EPA and other federal agencies have significantly constricted the circumstances under which they will indemnify their contractors against liabilities incurred in connection with the investigation and remediation of contaminated properties.

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

Our operations outside of the U.S. are potentially subject to similar foreign governmental controls and restrictions pertaining to protection of the environment and the safety and health of personnel and the public. For example, with respect to climate change, many foreign nations (but not the U.S.) have agreed to limit emissions for greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Failure to comply with foreign requirements including the Kyoto Protocol in areas outside of the U.S. where we conduct operations may lead to governmental sanctions resulting in penalties, remedial obligations and injunctive relief against future activities.

The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs with respect to environmental compliance have not been material, and we have not incurred any material environmental liability. However, we can provide no assurance that we will not incur material environmental costs or liabilities in the future. For additional information on how environmental matters may impact our business, see Part I, Item 1A — Risk Factors.

Available Information

We are a Louisiana corporation. Our executive offices are located at 4171 Essen Lane, Baton Rouge, Louisiana 70809. Our telephone number is 1-225-932-2500. All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the New York Stock Exchange (NYSE). We filed last year’s certification on December 16, 2007. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only ones we face. Our business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.

The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.

You should refer to the explanation of the qualifications and imitations on forward-looking statements under “Cautionary Statement Regarding Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Operations

The dollar amount of our backlog of unfilled orders, as stated at any given time, is subject to unexpected adjustments and cancellations and is, therefore, not necessarily indicative of our future revenues or earnings.

As of August 31, 2008, our backlog was approximately $15.6 billion. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments against the original scope of our estimates may occur with respect to contracts reflected in our backlog as discussed in more detail in the following paragraphs. Our backlog of $15.6 billion as of August 31, 2008 is higher than our backlog of $14.3 billion as of August 31, 2007. It is unclear what impact the current market conditions, including limited access to debt and equity financing, might have on our backlog. These conditions may result in a diminished ability to replace backlog once projects are completed and/or may result in the delay or cancellation or modification of projects currently in our backlog. Such developments could have a material adverse affect on our business as discussed below.

Our backlog consists of projects for which we have signed contracts or commitments from customers, including those based on legally binding agreements without the scope being defined. Commitments may be in the form of written contracts for specific projects, purchase orders or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. Our backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time. Our backlog also includes expected revenues for government and maintenance contracts that may not specify actual dollar amounts of work to be performed. For these contracts, our backlog is based on an estimate of work to be performed, which is based on our knowledge of customers’ stated intentions or our historic experience. Further, our backlog includes many project for which financing has not been secured, and, given current market conditions, may or may not ultimately become available.

Because of changes in project scope and schedule, we cannot predict with certainty when or if our backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that the customer may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow and may reduce the value of our stock.

Reductions in our backlog due to cancellation by a customer or for other reasons adversely affect, potentially to a material extent, the revenues and earnings we actually receive from contracts included in our backlog. Many of the contracts in our backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time. If we experience significant project terminations, suspensions or scope adjustments to contracts reflected in our backlog due to inability to obtain project financing or otherwise, our financial condition, results of operation, and cash flow may be adversely impacted, and the value of our stock may be reduced.

Demand for our products and services is cyclical and vulnerable to sudden economic downturns and reductions in private industry and government spending. If general economic conditions continue to weaken and current constraints on the availability of capital continue, then our revenues, profits and our financial condition may rapidly deteriorate.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations have fluctuated, and may continue to fluctuate depending on the demand for products and services from these industries.

Due to the current economic downturn caused by the decline in the credit markets, many of our customers may face considerable budget shortfalls or may delay capital spending that may decrease the overall demand for our services. For example, a decrease in state tax revenue as well as other economic declines may result in lower state and local government spending. In addition, our clients may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets. Also, global demand for commodities has increased raw material costs, which increases the overall project cost and more rapidly depletes the funds already allocated to be spent on projects.

In addition, our clients may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy. Our business traditionally lags any recovery in the economy; therefore, our business may not recover immediately upon any economic improvement. If the economy weakens further or government spending is reduced, then our revenues, net income and overall financial condition may deteriorate.

Our results of operations depend on new contract awards, and the selection process and timing for performing these contracts are not within our control.

A substantial portion of our revenues is directly or indirectly derived from new contract awards of domestic and international projects. It is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements, governmental approvals and environmental matters. Because a significant portion of our revenues is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. In addition, many of these contracts are subject to client financing contingencies and environmental permits, and, as a result, we are subject to the risk that the customer will not be able to timely secure the necessary financing and approvals for the project, which could result in a significant delay or the cancellation of the proposed project. Finally, current market conditions and restrictions on capital available for construction may mean that there are materially fewer contracting opportunities available to us.

The nature of our contracts, particularly our fixed-price contracts, could adversely affect us.

Approximately 60% of our backlog as of August 31, 2008 was from cost-reimbursable contracts and the remaining 40% was from contracts that are primarily fixed-price. Revenues and gross profit from both cost-reimbursable and fixed price contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contract term. Under fixed-price contracts, we agree to the contract price of the project at the time we enter into the contract. While we benefit from costs savings and earnings from approved change orders under fixed-priced contracts, we are generally unable to recover cost overruns to the approved contract price. Under certain fixed-price contracts, we share with the customer any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns.

We also assume the risks related to revenue, cost and gross profit realized on fixed-priced contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors that include, but not limited to:

•	engineering design changes;

•	unanticipated technical problems with the equipment being supplied or developed by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of equipment, commodities, materials or labor;

•	difficulties in obtaining required permits or approvals;

•	changes in laws and regulations;

•	changes in labor conditions, including the availability and productivity of labor;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions;

•	failure to perform by our project owners, suppliers or subcontractors; and

•	general economic conditions.

These risks may be exacerbated by the length of time between signing a contract and completing the project because most fixed-price contracts are long-term. The term of our contracts can be as long as approximately seven years. Long-term, fixed-price contracts often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a fixed-price basis. These losses may be material, including, in some cases, up to or exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flows.

We enter into contractual agreements with customers for some of our EPC services to be performed based on agreed-upon reimbursable costs and labor rates. Some of these contracts provide for the customer’s review of our accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the customer.

Many of our customer contracts require us to satisfy specified design or EPC milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer determines not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. In addition, many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult for us to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us for these matters, we may be required to record a charge against earnings related to the project, which could result in a material loss.

The ability of our customers to receive or be delayed in receiving the applicable regulatory and environmental approvals relating to projects.

The regulatory permitting process for many of the projects performed by our Fossil & Nuclear segment requires significant investments of time and money by our customers. There are no assurances that our customers will obtain the necessary permits for these projects. Applications for permits, including air emissions permits, to operate these fossil and nuclear-fueled facilities may be opposed by individuals or environmental groups, resulting in delays and possible non-issuance of the permits.

Our projects may encounter difficulties that may result in additional costs to us, including but not limited to, reductions in revenues, claims, disputes and the payment of damages.

Our projects generally involve complex design and engineering, significant procurement of equipment and supplies and extensive construction management. We may encounter difficulties in the design or engineering, equipment and supply delivery, schedule changes and other factors, some of which are beyond our control, that impact our ability to complete the project in accordance with the original delivery schedule. In addition, we generally rely on third-party partners, equipment manufacturers and subcontractors to assist us with the completion of our contracts. In some cases, the equipment we purchase for a project or that is provided to us by the customer does not perform as expected, and these performance failures may result in delays in completion of the project or additional costs to us or the customer and, in some cases, may require us to obtain alternate equipment at additional cost. Any delay by partners, manufacturers and/or subcontractors to complete their portion of the project, or any failure by our partners, manufacturers and/or subcontractors to satisfactorily complete their portion of the project, as well as other factors beyond our control, may result in delays in the overall progress of the project or cause us to incur additional costs, or both. These delays and additional costs may be substantial, and we may be required to compensate the customer for these delays. While we may recover these additional costs from the responsible third-party partner, manufacturer or subcontractor, we may not be able to recover all of these costs in all circumstances.

In addition, some contracts may require our customers to provide us with design or engineering information or with equipment or materials to be used in the project. In some cases, the customer may provide us with deficient design or engineering information or equipment, or the customer may provide the information or equipment to us later than required by the project schedule. The customer may also determine, after commencement of the project, to change elements of the project. We are subject to the risk that we might be unable to obtain, through negotiation, arbitration, litigation or otherwise, adequate amounts to compensate us for the additional work or expenses incurred due to customer requested change orders or failure by the customer to timely provide required items. A failure to obtain adequate compensation for these matters could require us to record an adjustment to amounts of revenues and gross profit that were recognized in prior periods. Any such adjustments, if substantial, could have a material adverse effect on our results of operations and financial condition.

Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.

As more fully discussed in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 1 — Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8 — Financial Statements and Supplementary Data, a substantial portion of our revenues are recognized using the percentage-of-completion method of accounting, which is a standard method for long-term construction-type contracts. The percentage-of-completion accounting practices that we use result in recognizing contract revenues and earnings ratably over the contract term in proportion to our incurrence of contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenues, costs and profitability. Although a significant portion of our contracts are cost-reimbursable and our financial loss exposure on cost-reimbursable contracts is generally limited, the loss provisions or adjustments to the contract profit and loss resulting from future changes in our estimates or contract penalty provisions could be significant and could result in a reduction or elimination of previously recognized earnings or result in losses. In certain circumstances, these adjustments could be material to our operating results.

The nature of our projects exposes us to potential professional liability, product liability, warranty and other claims, which may reduce our profits.

We engineer, construct and perform services in large industrial facilities where accidents or system failures can be disastrous. Any catastrophic occurrence at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us.

We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

In addition, under some of our contracts, we must use new metals or processes for producing or fabricating pipe for our customers. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or reworking costs, which could materially impact our financial statements.

Further, the engineering and construction projects we perform expose us to additional risks including, but not limited to, equipment failures, personal injuries, property damage, shortages of materials and labor, permitting delays, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems, each of which could significantly impact our performance and materially impact our financial statements. In addition, once our construction of a project is complete, we may face claims with respect to the performance of these facilities, which could materially impact our financial statements.

Our failure to meet schedule or performance requirements of our contracts could adversely affect our profitability.

In certain circumstances, we guarantee facility completion by a scheduled acceptance date or achievement of certain acceptance and performance testing levels. Failure to meet these schedules or performance requirements could result in a reduction of revenues or additional costs, and these adjustments could exceed projected profits. Our revenues could also be reduced by liquidated damages withheld by clients under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our costs generally increase from schedule delays and could exceed our projections. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base. For examples of the kinds of claims that may result from liquidated damages provisions and cost overruns, see Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives included in Part II, Item 8 — Financial Statements and Supplementary Data.

Our dependence on joint venture or consortium partners, subcontractors and equipment manufacturers could expose us to the risk of loss.

We rely on third-party partners, equipment manufacturers and third-party subcontractors to complete our projects. To the extent our partners cannot execute their portion of the work or we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. Our inability to obtain materials from these suppliers could jeopardize our ability to timely complete a project or realize a profit. In addition, if a partner, subcontractor or a manufacturer is unable to deliver its services, equipment or materials according to the negotiated terms, we may be required to purchase the services, equipment or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services, equipment or materials were needed.

If our partners fail to perform their contractual obligations on a project, we could be exposed to joint and several liability to our clients, loss of reputation and additional financial performance obligations that could result in reduced profits or, in some cases, significant losses.

We often enter into consortium arrangements and joint ventures as part of our Fossil & Nuclear, E&C and E&I contracts in order to jointly bid and perform a particular project. The success of these agreements depends, in large part, on the satisfactory performance of the contractual obligations by our partners. If our partners do not meet their obligations, the consortium or joint venture may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services and/or pay liquidated damages. Under agreements with joint and several liabilities, we could be liable for both our obligations and those of our partners. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also negatively affect our reputation in the industries we serve.

The U.S. government can audit and disallow costs reimbursed under our government contracts and can terminate contracts without cause.

We are a major provider of services to U.S. governmental agencies and therefore are exposed to risks associated with government contracting. Government customers typically can terminate or modify contracts with us at their convenience. As a result, our backlog may be reduced or we may incur a loss if a government agency decides to terminate or modify a contract with us. For the fiscal year ended August 31, 2008, 32% of our backlog was with U.S. governmental agencies.

We are subject to audits, cost reviews and investigations by government contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Cost disallowances may result in adjustments to previously reported revenues and may require refunding previously collected cash proceeds.

In addition, our failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time, possible civil or criminal fines and penalties and the risk of public scrutiny of our performance, each of which could have a material adverse effect on our business. Other remedies that our government customers may seek for improper activities or performance issues include sanctions such as forfeiture of profits and suspension of payments.

Each year, some of our government contracts may be dependent on the legislative appropriations process. If legislative appropriations are not made in subsequent years of a multiple-year government contract, we may not realize all of our potential revenues and profits from that contract.

Legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, our contracts with government agencies may be only partially funded, may be terminated, and we may not realize all of our potential revenues and profits from those contracts. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, including the recent downturn described above, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

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

We incur significant interest cost on the bonds that we issued to finance our Westinghouse acquisition. We can provide no assurance that we will receive dividends from our investment in an amount sufficient to cover these costs.

While we have significant influence as a member on the board of the Westinghouse acquisition companies, we generally do not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. In addition, we have limited access to and ability to disclose the details of the Westinghouse business and its operations.

We are subject to limitations on our ability to sell our Westinghouse investment without the approval of the other shareholders. In addition, under the terms of our shareholders’ agreements relating to the Westinghouse investment, the other shareholders of Westinghouse would have a right to require us to sell our shares to them if we undergo certain change of control events or if we go bankrupt. In addition, when the bonds for our investment mature in 2013 (or earlier in the event of certain defaults), we will be required to either refinance such indebtedness or to exercise our put option to sell our investment back to Toshiba. As a result, we could lose some or all of our investment in Westinghouse.

Although we have obtained certain rights to participate in Westinghouse advanced passive AP1000 nuclear plant projects and preferred rights to provide other services, we can provide no assurance that we will obtain significant business from this arrangement.

Our environmental and infrastructure operations may subject us to potential contractual and operational costs and liabilities.

Many of our E&I segment customers attempt to shift financial and operating risks to the contractor, particularly on projects involving large scale environmental remediation and/or projects where there may be a risk that the contamination could be more extensive or difficult to resolve than previously anticipated. In this competitive market, customers increasingly seek to have contractors accept greater risks of performance, liability for damage or injury to third parties or property and liability for fines and penalties. Prior to our acquisition of the IT Group, IT Group was involved in claims and litigation involving disputes over such issues. Therefore, it is possible that we could also become involved in similar claims and litigation in the future as a result of our acquisition of the assets of IT Group and our participation in separate environmental and infrastructure contracts.

Environmental management contractors also potentially face liabilities to third parties for property damage or personal injury stemming from exposure to or a release of toxic, hazardous or radioactive substances in connection with a project performed for customers. These liabilities could arise long after completion of a project and could migrate off the project site. We have performed asbestos abatement, anthrax and other biological agent decontamination work, and although the risks are similar to those faced in our toxic chemical emergency response business, the risks posed by attempting to detect and remediate these agents may include risks to our employees, subcontractors and others and may be affected should our detection and remediation prove less effective than anticipated.

Because biological contamination and exposure to asbestos is difficult to evaluate and highly variable, there may be unknown risks involved; and in some circumstances, there may be no standard protocols for dealing with these risks. The risks we face with respect to biological agents may also include the potential ineffectiveness of developing technologies to detect and remediate the contamination, claims for infringement of these technologies, difficulties in working with the smaller, specialized firms that may own these technologies and have detection and remediation capabilities, our ability to attract and retain qualified employees and subcontractors in light of these risks, the high profile nature of the work and the potential unavailability of insurance and indemnification.

We are exposed to certain risks associated with our integrated environmental solutions businesses.

Certain subsidiaries within our E&I segment are engaged in two similar programs that may involve assumption of a client’s environmental remediation obligations and potential claim obligations. One program involves our subsidiary, LandBank, which was acquired in the IT Group acquisition. Under this program, LandBank purchases and then remediates and/or takes other steps as landowner to improve environmentally impaired properties, with a goal of selling the improved property at a price greater than the combined cost of acquisition and remediation. The second program is operated by our subsidiary, Shaw Environmental Liability Solutions, LLC, which contractually assumes responsibility for environmental matters at a particular site or sites owned by third parties and provides indemnifications for defined cleanup costs and post-closing third party claims in return for compensation by the customer. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of these properties, we may be required to clean up all contamination at these sites even if we did not place the contamination there. While we attempt to reduce our exposure to unplanned risks through the performance of environmental due diligence, the use of liability protection provisions of federal laws like the Brownfields Revitalization Act and similar state laws and the purchase of environmental legal liability and remediation cost cap insurance coverage or other risk management products, we can provide no assurance that our risk management strategies and these products and laws will adequately protect us in all circumstances or that no material adverse impact will occur.

Our ability to be profitable in this type of business also depends on our ability to accurately estimate cleanup costs. If we materially underestimate the required cost of cleanup at a particular project, our underestimation could materially adversely affect us. Further, the continued growth of this type of business is dependent upon the availability of environmental legal liability and remediation cost cap insurance or other risk management products. We can provide no assurance that these products will continue to be available to us in the future or, if available, at commercially reasonable terms and whether the insurance carriers will have the ability to satisfy future claims. Moreover, environmental laws and regulations governing the cleanup of contaminated sites are subject to change and enforcement policies are subject to reinterpretation. We cannot predict the effect of future changes to these laws, regulations or policies on our LandBank and Environmental Liability Solutions businesses. Additionally, when we purchase real estate in this business, we are subject to many of the same risks as real estate developers, including the timely receipt of building, zoning and construction permits, construction delays, the ability of markets to absorb new development projects, market fluctuations and the ability to obtain additional equity or debt financing on satisfactory terms, among others.

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

In addition to the environmental risks described above relating to the businesses acquired from IT Group and our environmental remediation business, our operations are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharges into waterways;

•	generation, storage, handling, treatment, transport and disposal of waste materials and hazardous substances; and

•	health and safety.

Our projects often involve highly regulated materials, including hazardous and nuclear materials and wastes. Environmental laws and regulations generally impose limitations and standards relating to the use, handling, transport, discharge or disposal of regulated materials and require us to obtain a permit and comply with various other requirements. The improper characterization, use, handling, discharge or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our ability to perform some or all of our activities under existing contracts.

The environmental, health and safety laws and regulations applicable to our operations are subject to change, and it is impossible to predict the effect of any future changes to these laws and regulations on us. We do not yet know the full extent, if any, of environmental liabilities associated with many of the properties undergoing or scheduled to undergo site restoration for which we are legally or contractually responsible, as well as any liabilities associated with the assets we previously acquired from Stone & Webster and IT Group. We can provide no assurance that our operations will continue to comply with future laws and regulations and that any such noncompliance would not materially adversely affect us.

The U.S. Congress has been actively considering legislation, and more than one-third of the states have already taken legal measures to reduce emissions of carbon dioxide and other “greenhouse gases” believed to be contributing to warming of the Earth’s atmosphere. Also, on April 2, 2007, the U.S. Supreme Court in Massachusetts, et al. v. EPA held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources including cars and trucks. The Supreme Court’s holding in Massachusetts that greenhouse gases fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of greenhouse gas emissions from stationary sources. In July 2008, the EPA released an Advance Notice of Proposed Rulemaking on regulation of greenhouse gases in response to the Supreme Court’s decision in Massachusetts that, while it did not propose any specific, new regulatory requirements for greenhouse gases under the federal Clear Air Act, it did signal that federal greenhouse gas regulation could occur in the near future. The adoption and implementation of laws and regulations restricting the emission of greenhouse gases such as carbon dioxide in areas of the U.S. that we conduct business could result in increased compliance costs or additional operating restrictions, and could have a significant effect on our business.

The level of enforcement of these laws and regulations also affects the demand for many of our services, since greater or more vigorous enforcement of environmental requirements by governmental agencies creates greater demand for our environmental services. Any perception among our customers that enforcement of current environmental laws and regulations has been or will be reduced decreases the demand for some services. Future changes to environmental, health and safety laws and regulations or to enforcement of those laws and regulations could result in increased or decreased demand for certain of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients’ views on the cost-effectiveness of remedies available under the changed laws and regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

For additional information, see Part I, Item 1 — Business — Environmental Matters.

Our dependence on one or a few customers could adversely affect us.

The size of our engineering and construction projects frequently results in one or a few clients contributing a substantial portion of our consolidated revenues. For additional information about our major customers, see Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data. Similarly, our backlog frequently reflects multiple projects for individual clients; therefore, one major customer may comprise a significant percentage of our backlog at a point in time. For additional information about major customers included in our backlog, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because these significant customers generally contract with us for specific projects, we may lose these customers from year to year as their projects with us are completed. If we do not replace them with new customers or projects, our business could be materially adversely affected.

Additionally, we have long-standing relationships with many significant customers, including customers with which we have alliance agreements that have preferred pricing arrangements. However, our contracts with these customers are on a project-by-project basis, and they may unilaterally reduce or discontinue their business with us at any time. The loss of business from any one of these customers could have a material adverse effect on our business or results of operations.

If we experience delays and/or defaults in customer payments, we could be unable to recover all expenditures.

Because of the nature of our contracts, we may at times commit our financial resources to projects prior to receiving payments from the customer in amounts sufficient to cover expenditures on the projects as they are incurred. Delays in customer payments may require us to make a working capital investment. If a customer defaults in making its payments on a project in which we have devoted significant financial resources, it could have a material adverse effect on our business or results of operations. This risk can be exacerbated as a result of significant downturn in economic conditions, including recent developments in the economy and capital markets.

We face substantial competition in each of our business segments.

In our Fossil & Nuclear, E&C and Maintenance segments, we face competition from numerous regional, national and international competitors, some of which have greater financial and other resources than we do. Our competitors include well-established, well-financed businesses, both privately and publicly held, including many major energy equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and some of our customers.

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

In our E&I segment, we compete with a diverse array of small and large organizations, including national and regional environmental management firms, national, regional and local architectural, engineering and construction firms, environmental management divisions or subsidiaries of international engineering, construction and systems companies and waste generators that have developed in-house capabilities. Increased competition in this business segment, combined with changes in client procurement procedures, has resulted in changes in the industry, including among other things, lower contract profits, more fixed-price or unit-price contracts and contract terms that may increasingly require us to indemnify our clients against damages or injuries to third parties and property and environmental fines and penalties. These market conditions may require us to accept more contractual and performance risk than we have historically accepted for our E&I segment. In addition, the entry of large systems contractors and international engineering and construction firms into the environmental services industry has increased competition for major federal government contracts and programs, which have been a primary source of revenue in recent years for our E&I business.

There can be no assurance that our segments will be able to compete successfully.

Political and economic conditions in foreign countries in which we operate could adversely affect us.

Approximately 22% of our fiscal year 2008 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. In addition to the specific challenges we face internationally, international contracts, operations and expansion expose us to risks inherent in doing business outside the U.S., including:

•	uncertain economic conditions in the foreign countries in which we make capital investments, operate and sell products and services;

•	the lack of well-developed legal systems and less established or traditional business practices in some countries in which we operate and sell products and services, which could make it difficult for us to enforce our contractual rights;

•	security and safety of employees and subcontractors;

•	expropriation of property;

•	restrictions on the right to convert or repatriate currency;

•	political risks, including risks of loss due to civil strife, acts of war, guerrilla activities and insurrection;

•	risk of uncollectible accounts and longer collection cycles;

•	currency fluctuations;

•	logistical and communications challenges;

•	potential adverse changes in laws and regulatory practices, including embargoes, export license requirements, trade barriers, increased tariffs and taxes;

•	changes in labor conditions;

•	changing general economic and political conditions in foreign markets;

•	terrorist attacks;

•	commodity prices and availability;

•	potential incompatibility with foreign joint venture partners; and

•	interruptions or delays in international shipping.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our staff concerning FCPA issues, and we also inform our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. We also have procedures and controls in place to monitor internal and external compliance. We cannot assure you that our internal controls and procedures always will protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Work stoppages and other labor problems could adversely affect us.

As of August 31, 2008, approximately 15% of our employees were represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. From time to time, we have also experienced attempts to unionize our non-union shops. While these efforts have achieved limited success to date, we cannot provide any assurance that we will not experience additional union activity in the future.

Foreign exchange risks may affect our ability to realize a profit from certain projects or to obtain projects.

We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our expenditures. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions may not always eliminate all foreign exchange risks.

Additionally, our debt used to fund our investment in Westinghouse is Japanese Yen (JPY) denominated. As the U.S. dollar versus JPY exchange rate changes, the amount of U.S. dollars required to service this debt will change.

Our earnings could be negatively impacted if we write off a significant amount of intangible assets or long-lived assets.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $507.4 million as of August 31, 2008. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $309.6 million as of August 31, 2008, which are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs as a result of current negative conditions and outlook or otherwise, that determination would require us to write off a substantial portion of our assets and would negatively affect our earnings and could adversely impact our stock price.

We may incur unexpected liabilities associated with our acquisitions.

In July 2000, we acquired substantially all of the operating assets and assumed certain liabilities of Stone & Webster, and during fiscal year 2002, we acquired substantially all of the operating assets and assumed certain liabilities of IT Group. We believe, pursuant to the terms of the agreements for each acquisition that we assumed only certain liabilities specified in those agreements. In addition, the agreements provide that certain other liabilities, including but not limited to, certain outstanding borrowings, certain leases, certain contracts in process, completed contracts, claims or litigation that relate to acts or events occurring prior to the acquisition date, and certain employee benefit obligations are specifically excluded from our transactions. There can be no assurance, however, that we do not have any exposure related to the excluded liabilities.

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

Difficulties integrating acquired businesses and assets could adversely affect us.

From time to time, we acquire businesses and assets to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. Acquisitions of other businesses and assets present certain risks and uncertainties, including, but not limited to the following:

•	we may not identify or complete future acquisitions conducive to our current business strategy;

•	any future acquisition activities may not be completed successfully as a result of potential strategy changes, competitor activities and other unforeseen elements associated with merger and acquisition activities;

•	valuation methodologies may not accurately capture the value proposition;

•	future completed acquisitions may not be integrated within our operations with the efficiency and effectiveness initially expected, which could detrimentally affect the associated product service line financial results and pose additional risks to our operations as a whole;

•	we may have difficulty managing the growth from our merger and acquisition activities;

•	key personnel within an acquired organization may resign from their related positions, resulting in a significant loss to our strategic and operational efficiency associated with the acquired company;

•	the effectiveness of our daily operations may be reduced by the redirection of employees and other resources to acquisition activities;

•	we may assume liabilities of an acquired business (e.g., litigation, tax liabilities, contingent liabilities, environmental issues), including liabilities that were unknown at the time of the acquisition, that pose future risks to our working capital needs, cash flows and the profitability of related operations;

•	business acquisitions often may include unforeseen substantial transactional costs to complete the acquisition that exceed the estimated financial and operational benefits;

•	we may experience significant difficulties in integrating our current system of internal controls into the acquired operations; and

•	future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms.

Moreover, to the extent an acquisition transaction results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit capacity.

The occurrence of any of these risks could adversely affect our operations.

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us.

Our ability to attract and retain qualified engineers, scientists and other professional personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed professionals. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain skilled laborers and craftsmen in our pipe fabrication and construction businesses. Demand for these workers can at times be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to provide services to our customers and conduct our business effectively.

Risks Related to Our Liquidity and Capital Resources

We may not be able to raise additional capital or obtain additional financing if needed.

The recent downturn in the equity and debt markets, the tightening of the credit markets and the general economic slowdown in the U.S. could make it more difficult for us to raise additional capital or obtain additional financing. We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements.

Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders, could require us to post cash collateral for outstanding letters of credit and could adversely affect our ability to borrow under the Credit Facility.

Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio and a defined minimum net worth. In addition, we are required to file our quarterly and annual reports with the SEC on a timely basis. The defined terms used in calculating the financial covenants require us to follow GAAP, which requires the use of judgments and estimates. We may not be able to satisfy these ratios, especially if our operating results deteriorate as a result of, but not limited to, current economic conditions or the impact of other risk factors that may have a negative impact on our future earnings. Additionally, we may not be able to file our SEC reports on a timely basis. See Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our Credit Facility.

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not waived, the lenders under our Credit Facility are not required to lend any additional amounts or issue letters of credit and could elect to require us to apply all of our available cash to collateralize any outstanding letters of credit, declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or require us to apply all of our available cash to repay any borrowings then outstanding at the time of default. If we are unable to collateralize our letters of credit or repay borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets. If any future indebtedness under our Credit Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full. As of August 31, 2008, we had no outstanding borrowings under the Credit Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $726.1 million.

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

Our Credit Facility restricts our ability to, among other things:

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

In certain circumstances, customers may require us to provide credit enhancements, including bonds or letters of credit. In line with industry practice, we are often required to provide performance and surety bonds to customers. Customer requirements to provide letters of credit support may increase significantly as a result of the current economic slowdown and tightening of credit being experienced generally. These bonds and letters of credit indemnify the customer if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms commercially acceptable to us, we cannot pursue that project. We have a letter of credit and a bonding facility but, as is typically the case, the issuance of bonds under our surety facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds or letters of credit will continue to be available to us on commercially reasonable terms.

Downgrades by rating agencies may require us to modify existing bonding facilities or obtain new bonding facilities.

In the event our debt ratings are lowered by Moody’s Investors Service or Standards and Poor’s as a result of the current economic slowdown or otherwise, it could be more difficult for us to obtain surety bonding for new projects in the future, and we may be required to increase or provide additional cash collateral to obtain these surety bonds, which would reduce our available cash and could impact our ability to renew or increase availability under our Credit Facility. Any new or modified bonding facilities might not be on terms as favorable as those we have currently, and we could also be subject to increased costs of capital and interest rates.

Because of the capital-intensive nature of our business, we are vulnerable to reductions in our liquidity.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events that could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks and professional and product liability claims. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors. These risks may be intensified as a result of the current economic slowdown and tightening of credit being experienced generally.

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

As of August 31, 2008, we had total outstanding indebtedness of approximately $1,171.6 million, approximately $1,162.0 million of which relates to our investment in Westinghouse and is of limited recourse to us. In addition, as of August 31, 2008, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $805.1 million were outstanding and we had no borrowings under our Credit Facility. Our indebtedness could have important consequences, including the following:

•	requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt, which reduces the cash available for other business purposes;

•	limiting our ability to obtain additional financing and creating additional liens on our assets;

•	limiting our flexibility in planning for, and reacting to, changes in our business;

•	placing us at a competitive disadvantage if we are more leveraged than our competitors;

•	making us more vulnerable to adverse economic and industry conditions; and

•	restricting us from making additional investments or acquisitions.

To the extent that new debt is incurred in addition to our current debt levels, the leverage risks described above would increase.

Risks Related to Our Financial Reporting and Corporate Governance

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls has required compliance training of our directors, officers and employees and has entailed substantial costs in order to modify our existing accounting systems. We cannot be certain that these measures and future measures will ensure that we will successfully implement and maintain adequate controls over our financial reporting processes and related reporting requirements. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet our reporting obligations and could result in a breach of a covenant in our Credit Facility in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.

We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

We have in place a shareholder rights plan and provisions in our by-laws that may discourage a change of control of our company.

Our by-laws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. For example, certain provisions in our by-laws authorize the board of directors to determine the powers, preferences and rights of preference shares and to issue preference shares without shareholder approval. These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. In addition, we have a shareholder rights plan that allows our shareholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our board of directors.

Any one of the provisions discussed above could discourage third parties from obtaining control of us. These provisions may also impede a transaction in which our shareholders could receive a premium over then-

current market prices and our shareholders’ ability to approve transactions that they consider in their best interests.

Other Risk Factors

Lawsuits and regulatory proceedings could adversely affect our business.

From time to time, we, our directors and/or certain of our current and former officers are named as a party to lawsuits and regulatory proceedings. A discussion of our material lawsuits appears in Note 13 — Contingencies and Commitments included in Part II, Item 8 — Financial Statements and Supplementary Data. Although it is not possible at this time to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

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

If we are unable to enforce our intellectual property rights or if our technology becomes obsolete, our competitive position could be adversely impacted.

We believe that we are an industry leader in the design and construction of ethylene processing plants. We protect our position through patent registrations, license restrictions and a research and development program. We may not be able to successfully preserve our intellectual property rights in the future and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as the laws of the U.S. Because we license technologies from third parties, there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced.

In addition, if our technology becomes obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our customers. For example, we believe that Westinghouse’s AP1000 technology is a leading technology for nuclear power generation plants. However, there are competing technologies, and it is likely that new technologies will be developed in the future. Additionally, we have developed construction and power generation and transmission software that we believe provides competitive advantages. The advantages currently provided by this software could be at risk if competitors were to develop superior or comparable technologies. We also believe that our induction pipe bending technology, know how, and capabilities favorably influence our ability to compete successfully. Currently, this technology and our proprietary software are not patented. Even though we have some legal protections against the dissemination of this technology, including non-disclosure and confidentiality agreements, our efforts to prevent others from using our technology could be time-consuming, expensive, and ultimately may be unsuccessful or only partially successful.

Finally, there is nothing to prevent our competitors from independently attempting to develop or obtain access to technologies that are similar or superior to our technology.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties (those where we occupy over 35,000 square feet) at August 31, 2008 are as follows:

Owned/
Location	Description	Segment Using Property	Leased

Baton Rouge, LA	Corporate Headquarters	Corporate	Leased
Addis, LA	Fabrication Facility	F&M	Owned
Askar, Bahrain	Office Building and Pipe Fabrication Facility	F&M	Leased
Baton Rouge, LA	Office Building	Corporate	Leased
Baton Rouge, LA	Office Building	E&C	Leased
Cambridge, MA	Office Building	E&C	Leased
Centennial, CO	Office Building	Fossil & Nuclear/E&I	Leased
Charlotte, NC	Office Building	Fossil & Nuclear	Leased
Charlotte, NC	Office Building	Fossil & Nuclear	Leased
Cherry Hill, NJ	Office Building	E&I/Fossil & Nuclear	Leased
Clearfield, UT	Pipe Fabrication Facility	F&M	Leased
Concord, CA	Office Building	E&I	Leased
Decatur, GA	Warehouse	F&M	Leased
Delcambre, LA	Manufacturing Facility	Maintenance	Owned
Derby, United Kingdom	Manufacturing Facility	Fossil & Nuclear	Owned
El Dorado, AR	Manufacturing Facility	F&M	Owned
Findlay, OH	Office Building & Storage	E&I	Leased
Greenwood Village, CO	Office Building	E&I	Leased
Houston, TX	Office Building	E&C	Leased
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Irvine, CA	Office Building	E&I	Leased
Knoxville, TN	Office Building & Laboratory	E&I	Leased
Knoxville, TN	Warehouse	E&I	Leased
LaPorte, TX	Manufacturing Facility	Maintenance	Owned
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	F&M	Owned
Matamoros, Mexico	Pipe Fabrication Facility	F&M	Owned
Milton Keynes, United Kingdom	Office Building	E&C	Leased
Monroeville, PA	Office Building & Storage	E&I	Leased
Moorestown, NJ	Office Building	Fossil & Nuclear	Leased
New Brunswick, NJ	Manufacturing Facility	F&M	Leased
Norwood, OH	Office Building	E&I	Owned
Prairieville, LA	Pipe Fabrication Facility	F&M	Owned
St. Paul, VA	Warehouse	Fossil & Nuclear	Leased
Shreveport, LA	Manufacturing Facility	F&M	Owned
Shreveport, LA	Piping Components & Manufacturing Facility	F&M	Owned
Stoughton, MA	Office Building	Fossil & Nuclear/E&C	Leased
Toronto, Canada	Office Building	E&C	Leased
Trenton, NJ	Office Building	Fossil & Nuclear/E&I	Leased
Tulsa, OK	Pipe Fabrication Facility	F&M	Owned
Walker, LA	Office Building and Pipe Fabrication Facility	F&M	Owned
Walker, LA	Pipe Fittings Distribution Facility	F&M	Owned
West Monroe, LA	Pipe Fabrication Facility	F&M	Owned

In addition to these locations, we occupy other owned and leased facilities in various cities that are not considered principal properties. Portions of certain office buildings described above are currently being subleased for various terms. We consider each of our current facilities to be in good operating condition and adequate for its present use.

Item 3.	Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Note 13 — Contingencies and Commitments.

Item 4.	Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

General

Our common stock, no par value, is traded on the NYSE under the symbol “SGR.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE for our two most recent fiscal years and for the current fiscal year to date.

	High	Low

Fiscal Year ended August 31, 2007
First Quarter	29.93	22.39
Second Quarter	35.73	28.87
Third Quarter	41.25	28.60
Fourth Quarter	61.56	37.59
Fiscal Year ended August 31, 2008
First Quarter	77.30	48.33
Second Quarter	69.25	45.00
Third Quarter	65.33	46.80
Fourth Quarter	66.61	47.20

The closing sales price of our common stock on October 27, 2008, as reported on the NYSE, was $13.24 per share. On October 27, 2008, we had 592 shareholders of record.

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

Stock Performance Graph

The graph below compares the cumulative five-year total return attained by our shareholders on our common stock relative to the cumulative total returns of the S&P 600 SmallCap index, and a customized peer group of four companies that includes: Fluor Corp., Jacobs Engineering Group Inc, URS Corporation and us. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from August 31, 2003 to August 31, 2008.

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

COMPARISON OF FIVE YEAR CUMULATIVE SHAREHOLDER TOTAL RETURN*
Among The Shaw Group Inc., The S&P Smallcap 600 Index And Peer Group

	8/03	8/04	8/05	8/06	8/07	8/08
The Shaw Group Inc.	100.00	116.14	238.15	283.97	564.90	559.14
S&P 600 SmallCap	100.00	114.86	145.29	155.65	177.86	166.83
Peer Group	100.00	103.41	161.70	214.60	329.28	374.83

* $100 invested on 8/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

THE FOREGOING GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND
IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

See Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters with respect to information to be incorporated by reference regarding our equity compensation plans.

Item 6.	Selected Financial Data

The following table presents selected statements of operations and balance sheet data on a consolidated basis as of and for the periods the dates indicated. The selected historical consolidated financial data for each of the five fiscal years ended August 31 presented below has been derived from our audited consolidated financial statements. KPMG LLP, independent registered public accounting firm, audited our consolidated financial statements for the fiscal years ended August 31, 2008 and 2007. Ernst & Young LLP, independent registered public accounting firm, audited our consolidated financial statements for each of the fiscal years ended August 31, 2004 to August 31, 2006. Such data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Part II, Item 8 — Financial Statements and Supplementary Data.

	Year Ended August 31,
(In millions, except per share amounts)	2008	2007	2006	2005	2004(1)

Consolidated Statements of Operations
Revenues	$6,998.0	$5,723.7	$4,775.6	$3,267.7	$3,016.3

Income (loss) from continuing operations	$140.7	$(19.0)	$50.2	$17.1	$(27.8)

Diluted income (loss) per common share from continuing operations	$1.67	$(0.24)	$0.63	$0.25	$(0.48)

Consolidated Balance Sheets
Total assets	$4,587.3	$3,894.4	$2,537.1	$2,096.2	$2,053.4

Long-term debt and capital lease obligations, net of current maturities	$1,165.6	$1,096.8	$173.5	$65.4	$261.2

Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Includes the acquisition of certain assets of Energy Delivery Services, Inc., Coastal Engineering and Environmental Consultants Inc. and LFG&E International, Inc. in fiscal year 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with Part I of this Form 10-K as well as our Consolidated Financial Statements and the notes thereto. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS” for a discussion of the risks, assumptions and uncertainties affecting these statements as well as Part I, Item 1A — Risk Factors.

Overview

Fiscal year 2008 was a mixed year with record revenues, operating income and operating cash flow. However, our operating income was lower than as we had originally anticipated at the beginning of our fiscal year primarily due to the recognition of greater than expected costs on a significant power project recognized in the fourth quarter of fiscal year 2008. In addition, the financial crisis that adversely impacted U.S. equity markets throughout 2008, weighed heavily on the share prices of many engineering and construction companies, including ours. At the time of this filing, it is uncertain what impact the financial/credit crisis may ultimately have on our business which is substantially dependent on our clients’ ability to access significant and now substantially constrained debt and equity markets, to finance project development to the extent either us or our clients are unable to obtain financing for these projects, our results of operations could be materially adversely affected. Nevertheless, we remain focused on expanding our position in the growing power markets where investments by regulated electric utilities tend to be based on electricity demand forecasts covering decades into the future. Our clients do not typically rely on project financing to fund their projects and are typically high credit quality entities that traditionally have enjoyed access to long-term credit markets. Please also see the “Risk Factors” section of this 10-K which discusses those risks that may adversely affect our business.

The main contributing factor to our increased revenues was the performance of our Fossil & Nuclear, E&C and F&M segments which generated strong operating and financial results for the year. Our revenue growth was fueled primarily by continued strength in the global markets for power generation capacity, petrochemicals and refined products that we serve. We believe these markets are being driven by worldwide demand and long-term economic expansion. Revenue in our E&I and Maintenance segments were relatively flat compared to fiscal year 2007 due to the completion of two major projects in the prior fiscal year for the Maintenance segment and from decreased activity in the gulf region of the U.S. for our E&I segment.

We had record operating income during our fiscal year 2008, and we significantly improved our results as compared to the previous fiscal year. Each of our operating segments reported improved income before income taxes, minority interest and earnings (losses) from unconsolidated entities for the fiscal year 2008 as compared to the previous fiscal year except for our Investment in Westinghouse segment. The increased operating income resulted primarily from operations in our Fossil & Nuclear, E&C, Maintenance and F&M segments. The strong earnings in those segments are attributable to increased volumes of work in these segments, plus increased margins in the E&C and F&M segments.

Our Investment in Westinghouse segment recorded approximately $69.7 million in non-cash foreign currency translation losses during the fiscal year 2008 compared to $33.2 million in fiscal year 2007. These translation losses occur when the JPY-denominated debt is translated to U.S. dollars for financial reporting purposes at a Yen / U.S. dollar exchange rate less than the prior period.

We generated significant positive operating cash flows in fiscal year 2008 primarily due to cash flows earned from contracts currently being executed. In the previous fiscal year, our positive operating cash flows were due primarily to collections of accounts receivable related to disaster relief and emergency services work performed in 2006 associated with hurricanes Katrina and Rita.

Our credit rating was upgraded by both Standard & Poor’s and Moody’s Investment Services during the year and we successfully received an amendment to our credit facility in January that increased the committed component of our credit facility from $850.0 million to $1.05 billion. This credit facility was further amended in October 2008 (subsequent to our fiscal year end) whereby $829.0 million of the credit facility was extended for an additional year to 2011, with the continuing ability to add additional commitments up to $1,250 million, and with the ability for us to utilize, in certain circumstances, $200.0 million of our cash to collateralize additional letters of credit.

Our results for fiscal year 2009 are forecast to be largely dependent on the successful execution of the contracts already in backlog. We also forecast that the two EPC contracts and one interim agreement for the AP1000 nuclear power plants currently in the early phases of execution, should receive additional releases from our clients during the year at which time we will evaluate the inclusion to our backlog of unfilled orders.

Consolidated Results of Operations

Consolidated Revenues:

	For the Year Ended August 31,
(Dollars in millions)	2008	2007	2006

Amount	$6,998.0	$5,723.7	$4,775.6
$ Change from prior period	1,274.3	948.1
% Change from prior period	22.3%	19.9%

The increase in consolidated revenues during our fiscal year 2008 as compared to the prior fiscal year was due primarily to significant increases in revenue by our Fossil & Nuclear segment related to air quality and emissions control work and new coal fired power generation projects being executed. Also contributing to the increasing revenues is our work on major chemical and petrochemical projects in our E&C segment as well as continued growth in our F&M segment in response to increased worldwide demand. Included in E&C revenues are customer furnished materials for which we recognize no gross profit or loss ($527.6 million for fiscal year 2008 compared to $423.0 million for the prior fiscal year).

Consolidated Gross Profit:

	For the Year Ended August 31,
(Dollars in millions)	2008	2007	2006

Amount	$586.0	$375.4	$321.0
$ Change from prior period	210.6	54.4
% Change from prior period	56.1%	17.0%

The revenue increases noted above contributed to our increased consolidated gross profit. Our F&M segment, which has historically produced our highest gross profit percentage results, continues to experience high volumes of business driven by increased worldwide demand for fabricated piping systems for power generation, chemical and petrochemical facilities. The increased demand of these facilities has also increased the earnings of our Fossil & Nuclear and E&C segments. Our fiscal year 2007 results included significant second quarter project write-downs and profit reversals of approximately $60.0 million. Additional information is included in the sections describing each operating segment.

Consolidated General & Administrative Expenses (G&A):

	For the Year Ended August 31,
(Dollars in millions)	2008	2007	2006

Amount	$276.3	$274.5	$225.6
$ Change from prior period	1.8	48.9
% Change from prior period	0.7%	21.7%

Consolidated G&A was relatively flat during our fiscal year 2008 as compared to the prior fiscal year as we increased spending in order to support our increasing business activity levels and the remediation efforts associated with the material weaknesses in our financial reporting processes. These cost increases were offset by reduced incentive compensation expense resulting from not achieving our targets for the year. Specific areas that contributed to the increase in general and administrative expenses during the fiscal year 2008 periods included increased labor costs due to higher administrative staffing levels, increased accounting, auditing and consulting costs and increased insurance costs at the segment levels partially offset by reductions in certain employee related insurance and compensation costs within our corporate segment for the fiscal year 2008.

Consolidated Interest Expense:

	For the Year Ended August 31,
(Dollars in millions)	2008	2007	2006

Amount	$45.9	$43.4	$19.2
$ Change from prior period	2.5	24.2
% Change from prior period	5.8%	126.0%

Consolidated interest expense for the fiscal year 2008 was comparable to the prior fiscal year.

Consolidated Income Taxes:

	For the Year Ended August 31,
(Dollars in millions)	2008	2007	2006

Amount	$71.4	$10.7	$17.6
$ Change from prior period	60.7	(6.9)
% Change from prior period	567.3%	(39.2)%

Our consolidated effective tax rate on continuing operations for fiscal year 2008 was a provision of 32% as compared to 32% for fiscal year 2007. We recorded $10.1 million of tax expense in fiscal year 2007 for tax matters under appeal, as well as matters related to foreign taxes.

Consolidated Earnings (Losses) from Unconsolidated Entities:

	For the Year Ended August 31,
(Dollars in millions)	2008		2007	2006

Amount	$17.7		$(23.7)	$2.1
$ Change from prior period	41.4		(25.8)
% Change from prior period	NM	%	NM %

NM — Not meaningful.

The increased earnings from unconsolidated entities for our fiscal year 2008 as compared to the prior fiscal year were primarily a result of us recording a $24.7 million loss, net of tax, from our military housing privatization entities in the second quarter of fiscal year 2007. Our fiscal year 2008 results also reflect the benefit of earnings for the fiscal year 2008 of $15.0 million, net of tax, related to the acquisition of our 20% equity interest in Westinghouse on October 16, 2006. Additionally, in fiscal year 2008, we sold one of our investments in military housing privatization and recorded a pre-tax gain of approximately $2.3 million which increased by an additional $3.5 million in the third quarter of 2008 as contingent liabilities retained at the time of the sale are no longer considered probable.

Consolidated Net Income (Loss):

	For the Year Ended August 31,
(Dollars in millions)	2008		2007	2006

Amount	$140.7		$(19.0)	$50.2
$ Change from prior period	159.7		(69.2)
% Change from prior period	NM	%	(137.9)%

NM — Not meaningful.

For fiscal year 2008, our consolidated net income increased due primarily to the increasing demand for power generation capacity, petrochemicals and refined products and significant project write-downs and profit reversals recorded in the prior year period as well as military housing privatization losses recorded during the second quarter of fiscal year 2007 offset by the impact of non-cash foreign currency exchange rate changes on our JPY-denominated Westinghouse Bonds. Our net income includes the impact of losses from our Investment in Westinghouse segment of $50.7 million for fiscal year 2008 compared to a loss of $38.3 million for fiscal year 2007 which primarily reflects the impact of exchange rate changes on the Westinghouse Bonds.

Segment Results of Operations

The comments and tables that follow compare revenues, gross profit and gross profit percentages by operating segment and include a discussion of other items, including G&A, interest expense and income, income from unconsolidated subsidiaries and income taxes at the consolidated level for fiscal years ended August 31, 2008, 2007 and 2006 respectively.

Selected summary financial information for our operating segments is as follows (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2008	2007	2006

Revenues:
Fossil & Nuclear	$2,655.1	$1,635.6	$849.0
E&I	1,462.1	1,469.3	2,115.3
E&C	1,283.3	1,063.9	587.6
Maintenance	1,018.2	1,081.5	904.0
F&M	576.6	472.8	319.7
Corporate	2.7	0.6	—

Total revenues	$6,998.0	$5,723.7	$4,775.6

Gross profit:
Fossil & Nuclear	$153.1	$75.0	$4.6
E&I	105.9	94.7	197.1
E&C	124.2	70.2	22.6
Maintenance	49.4	19.9	29.4
F&M	150.0	115.0	67.3
Corporate	3.4	0.6	—

Total gross profit	$586.0	$375.4	$321.0

Gross profit percentage:
Fossil & Nuclear	5.8%	4.6%	0.5%
E&I	7.2	6.5	9.3
E&C	9.7	6.6	3.8
Maintenance	4.9	1.8	3.3
F&M	26.0	24.3	21.1
Corporate	NM	NM	—

Total gross profit percentage	8.4%	6.6%	6.7%

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$112.7	$42.3	$(18.1)
E&I	39.3	18.3	124.7
E&C	97.4	35.2	7.0
Maintenance	33.8	9.3	18.1
F&M	126.8	91.2	48.2
Investment in Westinghouse	(107.9)	(66.7)	—
Corporate	(81.6)	(96.4)	(99.5)

Total Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations	$220.5	$33.2	$80.4

NM — Not meaningful.

Our revenues by industry were as follows:

	Fiscal Year Ended August 31,
	2008		2007		2006
Industry	(In millions)%		(In millions)%		(In millions)%

Environmental and Infrastructure	$1,462.1	21	$1,469.3	26	$2,115.3	44
Power Generation	3,258.7	47	2,336.2	41	1,424.0	30
Chemicals	2,096.9	29	1,758.0	31	1,103.6	23
Other	180.3	3	160.2	2	132.7	3

Total revenues	$6,998.0	100%	$5,723.7	100%	$4,775.6	100%

Our revenues by geographic region were as follows:

	Fiscal Year Ended August 31,
	2008		2007		2006
Geographic Region	(In millions)%		(In millions)%		(In millions)%

United States	$5,422.2	78	$4,525.1	79	$4,197.8	88
Asia/Pacific Rim countries	573.0	8	224.3	4	161.4	3
Middle East	719.5	10	789.4	14	293.3	6
United Kingdom and other European Countries	193.9	3	133.8	2	73.7	2
South America and Mexico	33.6	1	22.4	1	24.9	1
Canada	25.4	—	15.2	—	17.3	—
Other	30.4	—	13.5	—	7.2	—

Total revenues	$6,998.0	100%	$5,723.7	100%	$4,775.6	100%

Segment Analysis — Fiscal Year 2008 Compared to Fiscal Year 2007

Fossil & Nuclear Segment

Our Fossil & Nuclear segment is experiencing significant growth in demand for our services primarily in the areas of emissions control and new coal fired power generation facilities primarily for regulated electric power utilities located in the United States. Additionally, we are performing early engineering work for six new nuclear power reactors in the United States. Our international work in both the nuclear and fossil fuels markets has been increasing due to a major services project in China and is expected to continue growing with the signing of an alliance agreement with a major United Kingdom utility that could lead to the construction of five 800 MW coal fired power units in the United Kingdom.

Revenues

Revenues increased $1.0 billion, or 62.3%, in fiscal year 2008 as compared to fiscal year 2007 primarily due to:

•	commencing and/or continuing EPC work on six new coal fired power plants in the United States;

•	continued progress on emission reduction projects such as Flue Gas Desulphurization (FGD) projects at coal fired power plants as full work authorizations were received and progress accelerated;

•	continued activity on other coal-fired power plant and Air Quality Control Systems (AQCS); and

•	an increase in our nuclear activity due primarily to our services contract (with a limited supply of equipment) for four AP1000 nuclear reactor units in China and preliminary engineering work on domestic AP1000 units that were awarded in fiscal year 2008.

The increase in revenues was partially offset by a reduction due to several AQCS projects nearing substantial completion in the fiscal year.

Gross Profit and Gross Profit Percentage

Gross profit increased $78.1 million, or 104.1%, for fiscal year 2008 as compared to fiscal year 2007. Our gross profit percentage rose to 5.8% in fiscal year 2008 from 4.6% in fiscal year 2007. The increases in our gross profit and gross profit percentage were primarily due to:

•	commencing and /or continuing EPC work on six new coal fired power plants plus new work and continuing progress on several major FGD and AQCS projects at other coal fired power plant projects; and

•	an increase in our nuclear activity due to continued progress on our China nuclear project, other engineering design work and additional authorizations on AP1000 units.

The increases in gross profit and gross profit percentage were partially offset by:

•	a $26.0 million net reduction in gross profit for the year resulting from an increase in the estimated costs at completion on a fixed-price coal fired project due to increases in estimated field labor costs, availability of labor and certain indirect costs;

•	a decrease due to several AQCS projects nearing substantial completion;

•	increased costs on an international project completed in fiscal year 2008 where final settlement is currently in dispute with the main contractor; and

•	an increase in facilities costs, proposal and supervisory management costs incurred in anticipation of the development of the nuclear power market expected in the United States and certain international markets.

The Fossil & Nuclear segment has recorded revenues of $29.0 million related to unapproved change orders and claims as of August 31, 2008 on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be $34.5 million at August 31, 2008. These unapproved change orders and claims relate to delays and costs attributable to others. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities increased $70.4 million, or 166.4%, to $112.7 million for fiscal year 2008 as compared to $42.3 million for fiscal year 2007. This increase was primarily due to the factors affecting gross profit discussed above as the segment has experienced strong revenue and gross profit growth from both the fossil and nuclear divisions.

E&I Segment

Our E&I segment’s revenues were relatively flat in fiscal year 2008 as compared to fiscal year 2007. Our federal services and commercial consulting and engineering services experienced growth in fiscal year 2008 which were offset by a decline in our commercial construction services.

Revenues

Our revenues decreased $7.2 million, or 0.5%, to $1,462.1 million for fiscal year 2008 as compared to $1,469.3 million in fiscal year 2007. This decrease was due primarily to:

•	a decrease in disaster recovery services in the gulf region of the U.S.; and

•	a decrease commercial construction services.

The decrease in revenues in fiscal year 2008 was partially offset by increases in revenues attributed to:

•	activity from two consolidated joint ventures providing services to the DOE; and

•	an increase in services to our commercial consulting and engineering customers.

Gross Profit and Gross Profit Percentage

Gross profit increased $11.2 million, or 11.8%, in fiscal year 2008 as compared to fiscal year 2007. Our gross profit percentage rose to 7.2% in fiscal year 2008 from 6.5% in fiscal year 2007. The increases in our gross profit and gross profit percentage were due primarily to:

•	a loss recognized on a fixed price project in the Middle East in fiscal year 2007 not incurred in 2008; and

•	a favorable variance related labor utilization rates and a reduction in overhead labor and fringe costs.

The increases were partially offset by:

•	a decrease in disaster recovery services in the gulf region of the U.S.; and

•	a decrease in gross profit percentage from recording no gross profit on a consolidated military housing privatization joint venture.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities increased by $21.0 million, or 114.8%, to $39.3 million as compared to $18.3 million in fiscal year 2007 due primarily to the factors impacting gross profit addressed above as well as a reduction in general and administrative expenses due to lower business development costs.

E&C Segment

Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions provided a continued strong petrochemicals market, resulting in increased activity levels for the E&C segment in fiscal year 2008 as compared to fiscal year 2007.

Revenues

Revenues in our E&C segment increased $219.4 million, or 20.6%, to $1,283.3 million for fiscal year 2008 from $1,063.9 million in fiscal year 2007 primarily due to:

•	higher revenues related to demand for our engineering and engineered equipment for the petrochemical and refinery businesses;

•	an increase in customer furnished materials ($527.6 million and $443.0 million for the fiscal years ended August 31, 2008 and 2007, respectively) on two major international petrochemical projects. No gross profit is recognized from customer furnished materials; and

•	during fiscal year 2008 we began work on a major petrochemical plant in Singapore.

The increase in revenues for fiscal year 2008 as compared to fiscal year 2007 was partially offset by:

•	a decrease in services revenues from a major international petrochemical project that was at peak levels in the comparative prior fiscal year period; and

•	a decrease in revenues from a gulf coast petrochemical fire rebuild project that was at a high services level in the comparative prior fiscal year period.

We expect fiscal year 2009 revenues to be higher than fiscal year 2008 revenues based on expected growth primarily in international markets for E&C segment services and the Singapore project moving toward peak activities.

Gross Profit and Gross Profit Percentage

Gross profit increased $54.0 million, or 76.9%, in fiscal year 2008 as compared to fiscal year 2007. Our gross profit percentage rose to 9.7% in fiscal year 2008 from 6.6% in fiscal year 2007. The increases in our gross profit and gross profit percentage were due primarily to:

•	increased activity primarily associated with our engineering and engineered equipment projects;

•	a high level of contract losses recorded in the prior fiscal year as compared to the current fiscal year; and

•	the release of license performance guarantees related to certain joint venture technology projects based on current estimates.

The increase in our gross profit and gross profit percentage for fiscal year 2008 as compared to fiscal year 2007 was partially offset by the following:

•	lower service activity on two petrochemical projects which were at peak levels in the prior fiscal year; and

•	higher indirect expenses due to the growth of our business.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities increased $62.2 million, or 176.7%, to $97.4 million in fiscal year 2008 as compared to $35.2 million in fiscal year 2007. This increase was due primarily to the changes in gross profit addressed above as well as foreign exchange transaction gains related to changes in currency exchange rates due primarily to the strengthening of the US dollar against the UK pound and Euro during fiscal year 2008 and higher net interest income associated with improved cash flows at our E&C segment offset by higher general and administrative expenses.

Maintenance Segment

Our Maintenance segment experienced decreased activity during fiscal year 2008, performing a lower volume of work in the power maintenance industry offset somewhat by an increase in capital construction work for our petrochemical customers.

Revenues

Our revenues decreased $63.3 million, or 5.9%, to $1,018.2 million during fiscal year 2008 compared to $1,081.5 million for fiscal year 2007 due primarily to:

•	completion of a major domestic power construction project in fiscal year 2007;

•	the decision to no longer pursue maintenance work for an independent electric power company; and

•	the overall decrease in the number of performed outages in the power maintenance industry.

The decreases noted above offset the increase in activity associated with the increased market demand for capital construction services in the petrochemical industry.

We anticipate fiscal year 2009 revenues to be lower than 2008 levels as a result of the completion of a major construction contract for a customer in the petrochemical industry in fiscal year 2008. We, however, anticipate providing additional services for current and new customers in the power generation industry due to increased market demand in this industry to offset a portion of the reduction in revenue.

Gross Profit and Gross Profit Percentage

Gross profit increased $29.5 million, or 148.2%, to $49.4 million for fiscal year 2008 as compared to $19.9 million in fiscal year 2007. Our gross profit percentage increased to 4.9% in fiscal year 2008 as compared to 1.8% in fiscal year 2007. The increase in our gross profit and gross profit percentage is due primarily to an increase in capital construction revenues which are traditionally executed at higher gross profit margins than routine maintenance services. In addition, there were loss provisions recorded during fiscal year 2007 totaling $15.5 million related to disputes with an owner over project incentives as well as losses recorded on two offshore production platform contracts.

Our maintenance segment has recorded revenues to date of $29.9 million related to our significant estimated, project incentives and unapproved change orders and claims as of August 31, 2008 on a percentage-of-completion basis.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities increased $24.5 million, or 263.4%, to $33.8 million in fiscal year 2008 compared $9.3 million in fiscal year 2007. This increase is primarily attributable to the changes in gross profit discussed above. These increases were offset primarily by an increase in indirect expenses attributable partly to an increase in operations management. Also included in indirect expenses in fiscal year 2008 was a charge associated with the dissolution of a foreign entity.

F&M Segment

In fiscal year 2008, we experienced strong demand for our fabrication and manufacturing services. Strength in the global piping systems markets for oil refineries, power, petrochemical and chemical plants has continued to expand. We have also expanded our capacity to meet this demand. Our new fabrication facility in Mexico is now our largest facility and will be utilized to capture more of the available market.

Revenues

Our revenues increased $103.8 million, or 22.0%, to $576.6 million in fiscal year 2008 as compared to $472.8 million in fiscal year 2007. This increase is due primarily to significant new awards in both the domestic and foreign markets and the global increase in demand of our manufactured and fabricated products. We experienced increases in the foreign and domestic market as a result of the increasing demand in the petrochemical, refining and power generation industries.

In fiscal year 2009, we anticipate increased foreign and domestic demand in the petrochemical, refining and power generation industries for our fabrication and manufacturing and distribution services. As a result of this higher demand, we in turn expect increased revenues as a result of the additional capacity which will be available to this segment during the fiscal year.

Gross Profit and Gross Profit Percentage

The increase in gross profit of $35.0 million, or 30.4%, to $150.0 million in fiscal year 2008 as compared to $115.0 million fiscal year 2007. Our gross profit percentage increased to 26.0% in fiscal year 2008 as compared to 24.3% in fiscal year 2007. This increase is attributable to the increase in demand for most of our products resulting in stronger volume and improved gross profit in both the domestic and foreign markets as discussed above.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities increased $35.6 million, or 39.0%, to $126.8 million in fiscal year 2008 as compared to $91.2 million in fiscal year 2007. The increase is due primarily to the increases in revenues and the factors impacting gross profit discussed above. G&A increased for fiscal year 2008 compared to fiscal year 2007 due to increased labor costs resulting from increased headcount levels to support the higher demand in our markets.

Investment in Westinghouse Segment

The Investment in Westinghouse segment includes our equity investment in Westinghouse that was acquired on October 16, 2006. The total impact from the Investment in Westinghouse segment on our pre-tax income before other items for the twelve months ended August 31, 2008 and 2007, respectively, were losses of $107.9 million and $66.7 million, pre-tax, and $50.7 million and $38.3 million, net of tax and other items, respectively. The pre-tax income before other items of the Investment in Westinghouse segment for the twelve months ended August 31, 2008 and 2007 included the following:

•	legal and professional fees including costs incurred during fiscal 2007 to obtain audited financial statements of Westinghouse in connection with the acquisition of $0.9 million and $2.9 million, respectively;

•	interest expense on the Westinghouse Bonds including discount accretion, letter of credit fees and deferred financing cost amortization of approximately $37.4 million and $30.6 million, respectively; and

•	foreign currency translation losses on the Westinghouse Bonds and the interest payment foreign currency forward contracts, net, of approximately $69.7 million and $33.2 million, respectively.

Additionally, our net income (loss) for the twelve months ended August 31, 2008 and 2007 includes income from our 20% interest in Westinghouse earnings of $15.0 million and $2.2 million, respectively. The increase in Westinghouse’s earnings is attributable to strength in its Nuclear Fuel, Nuclear Services and Nuclear Power Plants segments.

G&A expenses for the Investment in Westinghouse segment were lower in fiscal year 2008 than for fiscal year 2007 due to costs incurred in fiscal year 2007 to obtain Westinghouse audited financial statements in connection with the acquisition.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity investment in Westinghouse, we would expect to recover 97% of our investment that was originally made in JPY.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. We expect that reliable financial information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, the results of Westinghouse’s operations from July 1, 2007 through their calendar quarter ended June 30, 2008 were included in our financial statements for the twelve months ended August 31, 2008. For the twelve months ended August 31, 2007, Westinghouse’s results from the acquisition effective date of October 1, 2006 through their calendar quarter ended June 30, 2007, a nine month period, were included in our financial results for the twelve months ended August 31, 2007.

Corporate

General and Administrative Expenses

G&A decreased by $2.7 million, or 3.0%, in fiscal year 2008 compared to fiscal year 2007 primarily due to reductions in certain compensation costs and employee-related insurance costs, which were charged to our other segments. These cost reductions were partially offset by increased costs to support the increasing revenue base and level of business activity as well as increased consulting fees and audit fees. We expect our G&A to be higher in fiscal year 2009 compared to fiscal year 2008 due to anticipated additional costs required to support the growth in our business activities as a result of the continuing strength of our markets.

Segment Analysis — Fiscal Year 2007 Compared to Fiscal Year 2006

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

E&C Segment

Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions resulted in increasing activity levels for the E&C segment in fiscal year 2007, as compared to fiscal year 2006.

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

Revenues

The increase in revenues of $177.5 million or 19.6% during fiscal year 2007 compared to fiscal year 2006 was primarily attributable to:

•	increased market demand for capital construction services in the petrochemical industry;

•	increased market demand in the power generation industry due to increased scopes of services for existing customers;

•	major capital modifications at existing customer facilities; and

•	customers’ schedules of nuclear refueling outages (nuclear reactor units generally undergo refueling after 18 to 24 months; as a result, revenues in certain fiscal years are impacted by the timing of these refueling cycles).

The increases noted above offset the decrease in activity associated with the completion of a major domestic power construction project.

Gross Profit and Gross Profit Percentage

The decrease in gross profit of $9.5 million or 32.3% for fiscal year 2007 as compared to fiscal year 2006 is attributable to losses recorded during fiscal year 2007 totaling $15.5 million related to disputes with an owner over project incentives as well as losses recorded on two offshore production platform contracts.

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

F&M Segment

Demand for our fabrication and manufacturing services was stronger in fiscal year 2007 as compared to fiscal year 2006 as many power plants, oil refineries, petrochemical and chemical plants required significant quantities of piping. During fiscal year 2007, we added additional capacity through existing facilities and through acquisitions which allowed us to satisfy more of the global demand for fabrication services.

Revenues

The increase in revenues of $153.1 million or 47.9% during fiscal year 2007 as compared to fiscal year 2006 was attributable to significant new awards in both the domestic and foreign markets and the global increase in demand of our manufactured and fabricated products.

Gross Profit and Gross Profit Percentage

The increase in gross profit of $47.7 million or 70.9% for fiscal year 2007 as compared to fiscal year 2006 was attributable to the increase in demand for most of our products resulting in stronger volume and improved gross profit in both the domestic and foreign markets as discussed above.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities and income (loss) from discontinued operations

Pre-tax income before other items for fiscal year 2007 increased $43.0 million or 89.2% as compared to fiscal year 2006. The increases were due to the increases in revenues and the factors impacting gross profit discussed above. G&A increased for fiscal year 2007 compared to fiscal year 2006 due to increased labor costs resulting from increased headcount levels to support the higher demand in our markets.

Investment in Westinghouse Segment

The Investment in Westinghouse segment includes our equity investment in Westinghouse that was acquired on October 16, 2006. The total impact from the Investment in Westinghouse segment for the twelve months ended August 31, 2007 were losses of $66.7 million pre-tax and $38.3 million net of tax, respectively. The pre-tax income before other items of the Investment in Westinghouse segment for the twelve months ended August 31, 2007 included the following:

•	legal and professional fees including costs incurred to obtain audited financial statements of Westinghouse in connection with the acquisition of $2.9 million;

•	interest expense on the Westinghouse Bonds including discount accretion, letter of credit fees and deferred financing cost amortization of approximately $30.6 million; and

•	foreign currency translation losses on the Westinghouse Bonds and the interest payment foreign currency forward contracts, net, of approximately $33.2 million.

Additionally, our net income (loss) for the twelve months ended August 31, 2007 includes income from our 20% interest in Westinghouse earnings of $2.2 million.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity investment in Westinghouse, we would expect to recover 97% of our investment that was originally made in JPY.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. We expect that reliable financial information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s results from the acquisition effective date of October 1, 2006 through their calendar quarter ended June 30, 2007, a nine month period, were included in our financial results for the twelve months ended August 31, 2007.

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

Liquidity and Capital Resources

Overview of Fiscal Years 2008, 2007 and 2006

As of August 31, 2008, our cash and cash equivalents increased $586.4 million, or 171.8%, to a record $927.8 million from $341.4 million at August 31, 2007. Our cash and cash equivalent balances excludes $8.9 million and $19.3 million of restricted and escrowed cash as of August 2008 and 2007, respectively. In addition to our cash and cash equivalents, we had $230.7 million of revolving credit available for borrowings under our credit facility at August 31, 2008. As discussed above, it is unclear at this point what impact current market conditions will have on our ability to obtain sufficient letter of credit support to grow our business to the extent these conditions negatively impact our ability to obtain letters of credit, our operating results could be adversely affected.

As reflected by the increase in our cash and cash equivalents, we generated significant positive operating cash flows in fiscal 2008 primarily from positive cash flows on projects being executed in our E&C, Fossil & Nuclear and F&M segments. We generated significant positive operating cash flows in fiscal 2007 due primarily to collections by our E&I segment of accounts receivable related to fiscal year 2006 disaster relief and emergency response services work and the positive cash performance on several EPC projects in our Fossil & Nuclear segment. As our revenues have grown, so have our requirements to issue letters of credit to our customers. While markets for our EPC services continue to be strong, our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our customers reducing letter of credit and surety requirements on new work. Additionally, the increase in the volume of our business tends to increase the demand for performance letters of credit, which in turn reduces our available borrowing capacity under our credit facility.

Our excess cash is generally invested in one of three types of investment vehicles: U.S. Treasury & U.S. Government Agency money funds, money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAAm/Aaa by Standard & Poor’s and/or Moody’s Investors Service, respectively, or interest bearing deposit accounts with commercial banks rated A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively. We currently do not invest in securities having maturities greater than 120 days and during the two months from our fiscal year-end to the filing date of this Annual Report, we have have focused our investments in U.S. Treasury and U.S. Government Agency funds.

Approximately $110.0 million of our cash as of August 31, 2008 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances. In the event of a taxable transaction, this may impact the timing of our utilization of U.S. net operating losses, but would not increase our current cash tax expense.

We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow. If our cash flows are negatively impacted by current market conditions, we may be required to find an increasing percentage of our operations with borrowings under existing or future credit facilities. Current economic conditions may materially and negatively impact our ability to do so. We expect to reinvest a portion of our excess cash to support our business lines’ growth, including, but not limited to, the purchase of equipment that we have historically leased. Our largest capital expenditure expected during 2009 is F&M’s module fabrication and assembly facility in Lake Charles, LA which may require approximately $100 million of capital. Approximately $30 million of these expenditures may come from the State of Louisiana with the balance coming from us and any partners who co-invest with us. We may chose to finance our portion of these funding requirements.

The following table sets forth the cash flows for the last three years (in thousands):

	Year Ended August 31,
	2008	2007	2006

Cash flow provided by (used in) operations	$623,876	$461,026	$(94,549)
Cash flow provided by (used in) investing	(96,815)	(1,142,362)	67,040
Cash flow provided by (used in) financing	60,263	865,725	122,972
Cash (to) from variable interest entities	—	(167)	2,290
Effects of foreign exchange rate changes on cash	(927)	1,725	2,156

Operating Cash Flow

We generated $623.9 million in operating cash flows during 2008 primarily as the result of the performance from all our operating segments. The largest amounts were generated by our E&C and Fossil & Nuclear segments resulting from increased volumes of business, increased margins, and positive working capital movements. We forecast our net operating cash flow to continue to be positive during fiscal 2009 although it may be negative during certain quarters during the year.

Net operating cash flows increased by $555.6 million in fiscal year 2007 compared to fiscal year 2006. The increase was due, in part, to the collection of $370.2 million of accounts receivable recorded in connection with disaster relief, emergency response and recovery services performed for Federal, state and local government agencies, and private entities performed during fiscal year 2006.

Investing Cash Flow

Cash used in investing activities in 2008 improved $1.0 billion as compared to 2007 primarily due to the $1.1 billion used to fund our acquisition of a 20% equity interest in Westinghouse during fiscal year 2007. In addition, net cash received from restricted and escrowed cash in fiscal year 2008 was $11.3 million as compared to $24.1 million and $128.5 million for fiscal years 2007 and 2006, respectively.

The increase in cash used for investing activities in fiscal year 2007 compared to fiscal year 2006 was primarily due to the proceeds from the Westinghouse Bonds with an approximate principal amount of $1.1 billion that were used to fund our acquisition of a 20% interest in Westinghouse.

Financing Cash Flow

Net cash flows from financing activities decreased $805.5 million from fiscal year 2007 to fiscal year 2008 primarily due to the acquisition of our 20% equity interest in Westinghouse with proceeds from the Westinghouse Bonds in fiscal year 2007. In addition, net reductions in our revolving credit facilities during fiscal year 2008 were $0.2 million compared to $150.8 million in fiscal year 2007 and net borrowings on our revolving credit facilities of $103.9 million in fiscal year 2006 to support the disaster relief, emergency response and recovery services addressed in the operating cash flow discussion above.

See Note 8 — Long-Term Debt and Revolving Lines of Credit and Note 2 — Acquisition of Investment in Westinghouse and Related Agreements included in Part II, Item 8 — Financial Statements and Supplementary Data for additional information about our Westinghouse Bonds.

On May 31, 2007, we redeemed our remaining Senior Notes of $15.2 million plus interest with existing cash on hand.

Credit Facility

On October 13, 2006 and prior to making our equity investment in Westinghouse, we entered into Amendment No. 4 on October 13, 2006 to allow for an increase in its capacity from $750.0 million to $1.0 billion. During 2007, we made effective $100.0 million of the approved increase, thus increasing the capacity of the credit facility from $750.0 million to $850.0 million. With Amendment IV, we increased the sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007, and $425.0 million thereafter. The $425.0 million sublimit remains in effect under the latest amendments.

On January 14, 2008, we executed Amendment No. 5 to our credit facility to increase the approved capacity from $1.0 billion to $1.25 billion and increase the amount effective under the facility from $850.0 million to $1.0 billion. We also received approval from our lenders to seek additional commitments that could increase the credit facility to $1.25 billion without further amendment. On January 30, 2008, we received an additional commitment of $50.0 million increasing the overall aggregate amount effective under the credit facility to $1.05 billion. The amended credit facility retains its original maturity date of April 25, 2010, and other substantive terms of the previous agreement.

On October 15, 2008, which is subsequent to the close of our 2008 fiscal year, we entered into Amendment No. 6 to our credit facility. As part of this amendment, we received an incremental commitment of $3.0 million to the existing facility bringing the total amount of the facility to $1.053 billion. We also received consent to pledge up to $200.0 million of our unrestricted cash to collateralize letters of credit incremental to amounts available under the credit facility, provided, that at the time we pledge the cash and immediately thereafter, we have at least $500.0 million in unrestricted cash on hand. Finally, Amendment No. 6 extends $829.0 million of existing commitments from April 25, 2010 to April 25, 2011, and we retained our ability to seek additional commitments to increase the credit facility up to a total capacity of $1.25 billion without further consent. The amended credit facility retained its other substantive terms including a maturity date of April 25, 2010 for approximately $220 million of our borrowing thereunder.

The credit facility is available for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures and general corporate purposes. During fiscal year 2007, we borrowed and repaid such borrowings, and we may periodically borrow under our credit facility in the future. No borrowings were made under the credit facility in fiscal year 2008.

As of August 31, 2008, we were in compliance with the covenants contained in the credit facility agreement.

See Note 8 — Long-Term Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for a description of: (1) the terms and interest rates related to our credit facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Credit Facility; and (3) a description of our Credit Facility financial covenants and matters related to our compliance with those covenants during fiscal year 2008.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At August 31, 2008, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments(1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Letters of Credit -Domestic and Foreign	$805.1	$154.7	$473.9	$126.8	$49.7
Surety bonds	762.1	536.6	186.3	1.2	38.0

Total Commercial Commitments	$1,567.2	$691.3	$660.2	$128.0	$87.7

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to September 1, 2008.

Of the amount of outstanding letters of credit at August 31, 2008, $531.8 million were issued to customers in connection with contracts (performance letters of credit). Of the $531.8 million, five customers held $325.8 million or 61% of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project is $100.8 million.

As of August 31, 2008 and August 31, 2007, we had total surety bonds of $762.1 million and $875.2 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability as of August 31, 2008 and August 31, 2007 was $331.0 million and $467.7 million, respectively.

Fees related to these commercial commitments were $15.0 million for fiscal year 2008 compared to $18.8 million for fiscal year 2007.

For a discussion of long-term debt and a discussion of contingencies and commitments, see Note 8 — Long-Term Debt and Revolving Lines of Credit and Note 13 — Contingencies and Commitments, respectively, included in Part II, Item 8 — Financial Statements and Supplementary Data.

Aggregate Contractual Obligations

As of August 31, 2008 we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt obligations	$1,169.8	$4.5	$3.3	$1,162.0	$—
Capital lease obligations	1.8	1.5	0.3	—	—
Operating lease obligations	373.9	75.7	120.9	71.0	106.3
Purchase obligations(a)	17.2	12.9	4.3	—	—
Pension obligations(b)	85.7	7.2	15.1	16.4	47.0

Total contractual cash obligations	$1,648.4	$101.8	$143.9	$1,249.4	$153.3

(a)	Purchase obligations primarily relate to IT technical support and software maintenance contracts. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(b)	Pension obligations, representing amounts expected to be paid out from plans, noted under the heading “After 5 years” are presented for the years 2013-2017.

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

New bookings and ultimately the amount of backlog of unfilled orders is largely a reflection of the broader economic trends being experienced by our customers, and the volume and timing of executing our backlog is important to us in anticipating our operational needs. Backlog is not a measure defined in generally accepted accounting principles (GAAP), and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.

Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation and to a varying degree, a percentage of the profits we would have realized had the contract been completed.

Fossil & Nuclear and E&C Segments.  We define our backlog in the Fossil & Nuclear segment and in the E&C segment to include projects for which we have received a legally binding commitment from our customers and our pro rata share of our consolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project or a purchase order, and sometimes requires that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time.

E&I Segment.  Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and our pro rata share of consolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on indications of future values provided by our clients, our estimates of the work required to complete the contract, our experience with similar awards, similar clients and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our expected value. The programs are monitored and estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract value in the E&I backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with governmental agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders.

Maintenance Segment.  We define our backlog in the Maintenance segment to include projects which are based on legally binding contracts from our customers and our pro rata share of consolidated joint venture entities. This commitment typically takes the form of a written contract or a specific project purchase order, or a specific indication of the amount of time or material we need to make available to meet a customer’s anticipated projects. Many of these contracts cover reimbursable work to be designated and executed over three to five year periods. Accordingly, certain of the backlog amounts are for particular products or projects for which we estimate future revenues. Our backlog for maintenance work is derived from the underlying contracts / purchase orders and our customers’ historic maintenance requirements, as well as our future cost estimates based on the client’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.

F&M Segment.  We define our backlog in the F&M segment to include projects for which we have received a commitment from our customers. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for customers’ anticipated projects. A significant amount of F&M’s backlog results from inter-company awards from our Fossil & Nuclear and E&C segments. In such cases, we include F&M’s unfilled orders within the F&M segment and exclude it from the corresponding affiliate segment.

Our backlog is as follows:

	August 31,
	2008		2007
Segment	in millions	%	in millions	%

Fossil & Nuclear	$6,109.7	39	$6,768.9	47
E&I	5,155.4	33	2,589.2	18
E&C	2,175.5	14	2,550.8	18
Maintenance	1,423.3	9	1,691.6	12
F&M	763.1	5	713.8	5

Total backlog	$15,627.0	100%	$14,314.3	100%

	August 31,
	2008		2007
Industry	in millions	%	in millions	%

Environmental and Infrastructure	$5,155.4	33	$2,589.2	18
Energy	7,570.2	48	8,417.5	59
Chemical	2,751.9	18	3,253.8	23
Other	149.5	1	53.8	—

Total backlog	$15,627.0	100%	$14,314.3	100%

	August 31,
	2008		2007
Geographic Region	in millions	%	in millions	%

Domestic	$12,867.4	82	$11,228.1	78
International	2,759.6	18	3,086.2	22

Total backlog	$15,627.0	100%	$14,314.3	100%

Backlog for the Fossil & Nuclear segment as of August 31, 2008 decreased $659.2 million as compared to August 31, 2007 primarily as a result of the major awards in 2007 for a major Fossil domestic coal project and the addition of a services contract for four Nuclear reactors in China. We have seen a slowing of new awards of coal-fired power plants in 2008 as compared to prior years, but our backlog does not include the two EPC contracts and one interim agreement awarded in 2008 for six new AP1000 nuclear reactors as the full notices to proceed have not been released by our clients. We have included additional scope growth due to increases to our existing signed contracts during the year. These new awards and additions were more than offset by the execution of existing projects during the fiscal year. We expect our activities related to domestic nuclear new build projects to begin having an impact on our backlog during fiscal year 2009 and beyond. Subsequent to our fiscal year ending August 31, 2008, we received notice of a suspension until the beginning of 2010 on the start date of the engineering and construction portion of our recent award for a 620 MW gas-fired power plant in North Carolina. We will review the impact on our backlog in the first quarter of fiscal year 2009. This award, however, is included in backlog as of August 31, 2008.

Backlog for the E&I segment as of August 31, 2008 increased $2.6 billion compared to August 31, 2007. The increase in backlog is primarily attributable to a scope increase from the Mixed-Oxide (MOX) contract with the D.O.E. at Savannah River, South Carolina, the Inner Harbor Navigation Hurricane Protection Project in New Orleans with the Army Corps of Engineers, consolidation of a previously unconsolidated joint venture and project awards for remediation, consulting and logistics services from federal and commercial customers.

As of August 31, 2008, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I segment backlog, accounting for $4.8 billion or 92% of the backlog. Unfunded backlog related to federal government projects awarded for which funding has not been approved is $4.3 billion and $2.0 billion at August 31, 2008 and August 31, 2007, respectively.

Backlog for the E&C segment as of August 31, 2008 decreased $375.3 million as compared to August 31, 2007 primarily as a result of a decline in the amount of customer furnished materials. Customer furnished materials do not have any associated gross profit or loss opportunities and the amounts included in backlog at August 31, 2008 and 2007, is $444.3 million and $994.4 million, respectively. At August 31, 2008, two customers account for approximately $1.3 billion or 62% of backlog for the E&C segment.

Backlog for the Maintenance segment as of August 31, 2008 decreased $268.3 million as compared to August 31, 2007. The decrease in backlog was due primarily to completion of a major construction project in 2008 and the completion of another year of contracts awarded every three to five years. Under these multi-year awards, the entire amount of the work is included in backlog in year one and each succeeding year results in a decline in that amount until a new contract is awarded. At August 31, 2008, two customers account for nearly $813.5 million or 57% of the $1.4 billion in backlog for Maintenance.

Backlog for the F&M segment as of August 31, 2008 increased $49.3 million as compared to August 31, 2007 due to continuing demand in the chemical, petrochemical, refining and power generation industries for our fabrication and manufacturing and distribution services. At August 31, 2008, two customers account for approximately $197.8 million or 26% of backlog for the F&M segment.

Inflation and Changing Prices

Historically, overall inflation and changing prices in the economies in which we perform our services have a minimal effect on our gross profit and our income from continuing operations. Generally, for our long-term contract pricing and related cost to complete estimates, we attempt to consider the impact of potential price changes on deliveries of materials and equipment expected to occur in the future. In addition, for our projects that are reimbursable at cost plus a fee, we generally are reimbursed for all contractual costs including rising costs in an inflationary environment. Certain of our fixed price contracts in our Fossil & Nuclear and E&C segments frequently may provide for commodity price adjustments tied to an index. In such cases, our clients bear the majority of the risks associated with commodity price increases. See Part I, Item 1 — Business — Types of Contracts and Part I, Item 1A — Risk Factors for additional information about the nature of our contracts. Additionally, Item 7A — Quantitative and Qualitative Disclosures about Market Risk addresses the impact of changes in interest rates on our earnings

Critical Accounting Policies and Related Estimates That Have a Material Effect on Our Consolidated Financial Statements

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

Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders, and Incentives

Nature of Estimates Required

A substantial portion of our revenue is derived from long-term construction contracts. The contracts may be performed as stand-alone engineering, procurement or construction contracts or as combined contracts (i.e., one contract that covers engineering, procurement and construction or a combination thereof). For contracts that meet the criteria under SOP 81-1, we recognize revenues on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs.

It is possible there will be future and currently unforeseeable significant adjustments to our estimated contract revenues, costs and gross profit for contracts currently in process, particularly in the later stages of construction on these contracts. These adjustments are common in the construction industry and inherent in the nature of our contracts. These adjustments could, depending on the magnitude of the adjustments and/or the number of contracts being executed, materially, positively or negatively, affect our operating results in an annual or quarterly reporting period. These adjustments are, in our opinion, most likely to occur as a result of, or be affected by, the following factors in the application of the percentage-of-completion method discussed above for our contracts.

•	Revenues and gross profit from cost-reimbursable contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contracts.

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

•	We have fixed-price contracts or fixed-price components of contracts, for which the accuracy of gross profit is largely dependent on the accuracy of cost, schedule and performance estimates, but other factors may also play a significant role.

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

Revenue Recognition — Contract Segmenting

Certain contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M segment subcontracts that meet the criteria in SOP 81-1. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party customers. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

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

Income Taxes

Nature of Estimates Required, Assumptions and Approach Used

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting basis and the income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of August 31, 2008, we had deferred tax assets of $97.1 million, net of valuation allowance, including $70.2 million related to net operating losses and tax credit carryforwards. As of August 31, 2008, we had a deferred tax asset valuation allowance of $12.9 million (see Note 9 — Income Taxes included in Part II, Item 8 — Financial Statements and Supplementary Data).

We adopted FIN 48, effective September, 1, 2007, which was the beginning of our 2008 fiscal year. FIN 48 prescribes a recognition threshold and measurement process for recording, as liabilities in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 establishes rules for recognition or de-recognition and measurement and classification of such liabilities; accruals of interest and penalties; accounting for changes in judgment in interim periods; and disclosure requirements for uncertain tax positions. Under FIN 48, we must recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. FIN 48 requires that we report the cumulative effect of applying the interpretation as an adjustment to the beginning balance of retained earnings as of August 31, 2008. A more detailed discussion of the effect of the adoption of FIN 48 is included in Note 9, “Income Taxes” to our “Consolidated Financial Statements and Supplementary Data” included under Item 8 of this report.

Acquisitions — Fair Value Accounting and Goodwill Impairment

Nature of Estimates Required

Goodwill represents the excess of the cost of acquired businesses over the fair value of their identifiable net assets. Our goodwill balance as of August 31, 2008 was approximately $507.4 million; most of which related to the Stone & Webster acquisition in fiscal year 2000 and the IT Group acquisition in fiscal year 2002 (see Note 7 — Goodwill, Other Intangibles and Contract Adjustments and Accrued Contract Losses included in Part II, Item 8 — Financial Statements and Supplementary Data). Our estimates of the fair values of the tangible and intangible assets and liabilities we acquire in acquisitions are determined by reference to various internal and external data and judgments, including the use of third party experts. These estimates can and do differ from the basis or value (generally representing the acquired entity’s actual or amortized cost) previously recorded by the acquired entity for its assets and liabilities. Accordingly, our post-acquisition financial statements are materially impacted by and dependent on the accuracy of management’s fair value estimates and adjustments. Our experience has been that the most significant of these estimates are the values assigned to construction contracts, production backlog, customer relationships, licenses and technology. These estimates can also have a positive or negative material effect on future reported operating results. Further, our future operating results may also be positively or negatively materially impacted if the final values for the assets acquired or liabilities assumed in our acquisitions are materially different from the fair value estimates which we recorded for the acquisition.

Assumptions and Approach Used

We performed our annual goodwill impairment analysis during the third quarter of fiscal year 2008 and concluded that no impairment existed. In 2007, we determined that the carrying value of goodwill in our EDS unit in the Fossil & Nuclear segment exceeded its fair value, and as a result, we recorded a goodwill impairment charge of $2.1 million and impaired the remaining $0.4 million carrying value of the EDS customer relationship intangible. There were no impairments of goodwill in 2006.

We test goodwill for impairment at each of our reporting unit levels. In evaluating whether an impairment of goodwill exists, we calculate the estimated fair value of each of our reporting units based on estimated projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. In evaluating whether there was an impairment of goodwill, we also take into consideration changes in our business and changes in our projected discounted cash flows, in addition to our stock price and market value of interest bearing obligations. We do not believe any events have occurred since our annual impairment test that would cause an impairment of goodwill. However, our businesses are cyclical and subject to competitive pressures. Therefore, it is possible that the goodwill values of our businesses could be adversely impacted in the future by these or other factors and that a significant impairment adjustment, which would reduce earnings and affect various debt covenants, could be required in such circumstances. Our next required annual impairment test will be conducted in the third quarter of fiscal year 2009 unless indicators of impairment occur prior to that time.

Share-Based Compensation

Nature of Estimates Required, Assumptions and Approach Used

Effective September 1, 2005, we adopted FASB Statement No. 123(R), “Share-Based Payment” (Statement 123(R)). This statement replaced FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123) and superseded APB No. 25. Statement 123(R), and requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. This statement was adopted using the modified prospective method of application, which requires us to recognize compensation cost on a prospective basis. Beginning September 1, 2005, we recognize compensation expense based on estimated grant date fair value using the modified Black-Scholes option-pricing model, considering various weighted-average assumptions. These weighted-average assumptions (volatility, risk-free interest rate, expected term, grant-date fair value) are based on multiple factors, including future and historical employment and post-employment option exercise patterns for certain relatively homogeneous participants and their impact on expected terms of the options and the implied volatility of our stock price.

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

The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plans increased to 6.20% at August 31, 2008, compared to 5.75% at August 31, 2007, reflecting higher interest rates experienced during the last fiscal year. The rate of return expected on our plan assets was 7.25% at August 31, 2008 compared to 7.25% at August 31, 2007. To determine the rates of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets.

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

Our Credit Facility provides that both revolving credit loans and letters of credit may be issued within the $1.05 billion limit of the Credit Facility. Although there were no borrowings as of August 31, 2008, the interest rate that would have applied to any borrowings under the Credit Facility was 5.25%. At August 31, 2008, our Credit Facility had an availability of $323.9 million. See Note 8 — Long-Term Debt and Revolving

Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for further discussion.

As of August 31, 2008, excluding Westinghouse, we have no variable rate debt. Including Westinghouse, we have outstanding $653.1 million of variable rate Westinghouse bonds (face value billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (0.96% as of August 31, 2008). We have entered into an interest rate swap agreement with Morgan Stanley through March 15, 2013 which fixes our interest payments at 2.398%. This risk mitigation is dependent on our counterparty’s continued performance.

The table below provides information about our outstanding debt instruments (including capital leases) that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in millions of U.S. dollars ($US) and the table is accurate as of August 31, 2008.

	Expected Maturity Dates							Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value

Long-term debt
Fixed rate	$6.0	$2.1	$1.5	$—	$426.8	$—	$436.4	$477.7
Average interest rate	8.3%	8.3%	8.3%	—	2.2%	—
Variable rate	—	—	—	—	$653.1	—	$653.1	$715.0
Average interest rate	—	—	—	—	2.398%	—

The calculated fair value of long-term debt (including capital leases) incorporates the face value of the Westinghouse Bonds and related foreign currency translation adjustments recognized as of August 31, 2008.

Foreign Currency Exchange Rate Risk

During fiscal year 2007, we issued bonds denominated in JPY in connection with our investment in Westinghouse. These bonds, which have an aggregate face value of 128.98 billion JPY (or $1.19 billion as of August 31, 2008), are revalued at the end of each accounting period using period-end exchange rates. A 1% increase in the value of the JPY against the U.S. dollar as of August 31, 2008 would have created a $11.9 million foreign exchange loss in our income statement. Although the Put Option associated with our investment in Westinghouse, if exercised, could mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the JPY versus the U.S. dollar could significantly reduce our returns on our investment in Westinghouse. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements and Note 8 — Long-Term Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for more information regarding these JPY-denominated bonds and our investment in Westinghouse.

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

Item 8.	Financial Statements And Supplementary Data

INDEX TO COMBINED FINANCIAL STATEMENTS OF TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

Report of Independent Registered Public Accounting Firm — Ernst & Young LLP	138
Combined Balance Sheets as of March 31, 2008 and 2007	139
Combined Statements of Operations for the year ended March 31, 2008 and the six month period from October 1, 2006 to March 31, 2007	140
Combined Statements of Stockholders’ Equity for the year ended March 31, 2008 and the six month period from October 1, 2006 to March 31, 2007	141
Combined Statements of Cash Flows for the year ended March 31, 2008 and the six month period from October 1, 2006 to March 31, 2007	142
Notes to Combined Financial Statements	143

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Shaw Group Inc. and Subsidiaries:

We have audited The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Shaw Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2008 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s 2008 Annual Report on Form 10-K:

•	Project reporting of estimates of cost at completion on engineering, procurement and construction on complex fixed-price contracts

•	Accounting for income taxes

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Shaw Group Inc. and subsidiaries as of August 31, 2008, and the related consolidated statements of operations, shareholder’s equity, and cash flows. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated October 29, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, The Shaw Group Inc. has not maintained effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  KPMG LLP

Baton Rouge, Louisiana
October 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Shaw Group Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended August 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Shaw Group Inc. and subsidiaries internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 29, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective September 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/  KPMG LLP

Baton Rouge, Louisiana
October 29, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
The Shaw Group Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of The Shaw Group Inc. and subsidiaries (the Company) for the year ended August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Shaw Group Inc. and subsidiaries for the year ended August 31, 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/  Ernst & Young LLP

New Orleans, Louisiana
October 27, 2006, except for the effects
of the restatements described
in paragraph 3 of Note 1,
as to which the date is
November 29, 2007

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of August 31, 2008 and 2007
(Dollars in thousands)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$927,756	$341,359
Restricted and escrowed cash	8,901	19,266
Accounts receivable, including retainage, net	665,870	771,806
Inventories	241,463	184,371
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	488,321	398,131
Deferred income taxes	93,823	79,146
Prepaid expenses	25,895	23,576
Other current assets	37,099	34,435

Total current assets	2,489,128	1,852,090
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	19,535	41,227
Investment in Westinghouse	1,158,660	1,126,657
Property and equipment, at cost	519,305	418,514
Less accumulated depreciation	(233,755)	(198,662)

Property and equipment, net	285,550	219,852
Goodwill	507,355	513,951
Intangible assets	24,065	27,356
Deferred income taxes	3,245	9,629
Other assets	99,740	103,683

	$4,587,278	$3,894,445

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$731,074	$553,273
Accrued salaries, wages and benefits	120,038	119,219
Other accrued liabilities	187,045	200,500
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	748,395	572,435
Short-term debt and current maturities of long-term debt	6,004	7,687

Total current liabilities	1,792,556	1,453,114
Long-term debt, less current maturities	3,579	9,337
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,162,007	1,087,428
Interest rate swap contract on Japanese Yen-denominated bonds	8,802	6,667
Other liabilities	101,522	62,960
Minority interest	29,082	18,825
Contingencies and commitments (Note 13)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 89,195,901 and 86,711,957 shares issued, respectively; and 83,535,441 and 81,197,473 shares outstanding, respectively	1,204,914	1,104,633
Retained earnings	409,376	273,602
Accumulated other comprehensive loss	(9,609)	(17,073)
Treasury stock, 5,660,460 and 5,514,484 shares, respectively	(114,951)	(105,048)

Total shareholders’ equity	1,489,730	1,256,114

	$4,587,278	$3,894,445

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended August 31, 2008, 2007 and 2006
(In thousands, except per share amounts)

	2008	2007	2006

Revenues	$6,998,011	$5,723,712	$4,775,649
Cost of revenues	6,411,978	5,348,295	4,454,629

Gross profit	586,033	375,417	321,020
General and administrative expenses	276,328	274,490	225,575

Operating income	309,705	100,927	95,445
Interest expense	(8,595)	(12,811)	(19,177)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(37,351)	(30,577)	—
Interest income	20,936	13,785	5,939
Foreign currency translation losses on Japanese Yen-denominated bonds, net	(69,652)	(33,204)	—
Other foreign currency transaction gains (losses), net	6,627	(5,275)	(865)
Other income (expense), net	(1,180)	321	(933)

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities	220,490	33,166	80,409
Provision for income taxes	71,384	10,747	17,600

Income before minority interest, earnings (losses) from unconsolidated entities	149,106	22,419	62,809
Minority interest	(26,070)	(17,699)	(14,725)
Income from 20% Investment in Westinghouse, net of income taxes	15,026	2,176	—
Earnings (losses) from unconsolidated entities, net of income taxes	2,655	(25,896)	2,142

Net income (loss)	$140,717	$(19,000)	$50,226

Net income (loss) per common share:
Basic:	$1.71	$(0.24)	$0.64
Diluted:	$1.67	$(0.24)	$0.63
Weighted average shares outstanding:
Basic	82,063	79,857	78,791
Diluted	84,152	79,857	80,289

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

						Accumulated
	Common			Treasury	Unearned	Other		Total
	Stock	Treasury	Common	Stock	Stock-Based	Comprehensive	Retained	Shareholders’
	Shares	Stock Shares	Stock Amount	Amount	Compensation	Income (Loss)	Earnings	Equity

Balance, August 31, 2005	84,289,004	(5,331,655)	$1,044,506	$(99,913)	$(11,197)	$(31,752)	$242,376	$1,144,020
Net income (loss)	—	—	—	—	—	—	50,226	50,226
Other comprehensive income (loss):	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	(495)	—	(495)
Change in unrealized net gains (losses) on hedging activities, net of tax of $5	—	—	—	—	—	(7)	—	(7)
Decrease in pension liability, not yet recognized in net periodic pension expense, net of tax benefit of $ —	—	—	—	—	—	6,891	—	6,891

Comprehensive income (loss)	—	—	—	—	—	—	—	56,615
Exercise of options	1,168,023	—	18,675	—	—	—	—	18,675
Tax benefits from stock based compensation	—	—	3,586	—	—	—	—	3,586
Stock-based compensation	409,700	(59,144)	24,340	(1,585)	(7,321)	—	—	15,434
Reclassification of unearned compensation due to the adoption of SFAS 123R	—	—	(18,518)	—	18,518	—	—	—

Balance, August 31, 2006	85,866,727	(5,390,799)	$1,072,589	$(101,498)	$—	$(25,363)	$292,602	$1,238,330
Net income (loss)	—	—	—	—	—	—	(19,000)	(19,000)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	1,404	—	1,404
Change in unrealized net gains (losses) on hedging activities, net of tax of $2,667	—	—	—	—	—	(4,000)	—	(4,000)
Decrease in pension liability, not yet recognized in net periodic pension expense, net of tax expense of $2,003	—	—	—	—	—	2,939	—	2,939

Comprehensive income (loss)	—	—	—	—	—	—	—	(18,657)
Adjustment upon initial adoption of SFAS 158, net of tax benefit of $7,945	—	—	—	—	—	(11,646)	—	(11,646)
Exercise of options	569,152	—	8,815	—	—	—	—	8,815
Tax benefits from stock based compensation	—	—	3,850	—	—	—	—	3,850
Stock-based compensation	276,078	(123,685)	19,379	(3,550)	—	—	—	15,829

Balance, August 31, 2007, as previously reported	86,711,957	(5,514,484)	$1,104,633	$(105,048)	$—	$(36,666)	$273,602	$1,236,521
Correct for recognition of 20% of Westinghouse OCI, net of Shaw’s tax of $12,526	—	—	—	—	—	19,593	—	19,593

Balance, August 31, 2007,	86,711,957	(5,514,484)	1,104,633	$(105,048)	$—	$(17,073)	$273,602	$1,256,114
Net income	—	—	—	—	—	—	140,717	140,717
FIN 48 Adjustment	—	—	—	—	—	—	(4,943)	(4,943)
Other comprehensive income (loss):	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	6,837	—	6,837
Change in unrealized net gains (losses) on hedging activities, net of tax of $775	—	—	—	—	—	(1,360)	—	(1,360)
Equity in Westinghouse’s pre-tax other
comprehensive income, net of Shaw’s tax of $4,206	—	—	—	—	—	6,467	—	6,467
Additional pension liability, not yet recognized in net periodic pension expense, net of tax benefit of $736	—	—	—	—	—	(4,480)	—	(4,480)

Comprehensive income (loss)	—	—	—	—	—	—	—	143,238

Exercise of options	2,492,602	—	41,816	—	—	—	—	41,816
Tax benefits from stock based compensation	—	—	37,464	—	—	—	—	37,464
Stock-based compensation	(8,658)	(145,976)	21,001	(9,903)	—	—	—	11,098

Balance, August 31, 2008	89,195,901	(5,660,460)	$1,204,914	$(114,951)	$—	$(9,609)	$409,376	$1,489,730

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended August 31, 2008, 2007, and 2006
(Dollars in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$140,717	$(19,000)	$50,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,266	41,303	35,272
Provision for (benefit from) deferred income taxes	(7,231)	(31,030)	3,351
Stock-based compensation expense	21,001	19,379	18,018
(Earnings) from unconsolidated entities, net of taxes	(18,276)	(4,609)	(2,142)
Impairment of assets	3,733	8,041	5,130
Distributions from unconsolidated entities	16,927	3,485	1,956
Foreign currency transaction losses, net	63,025	38,479	865
Write-off of claims receivable	—	—	48,155
Minority interest	26,070	17,699	14,724
Impairment of investments in unconsolidated entities	1,686	47,215	—
Other noncash items	(3,981)	(26,073)	(31,511)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	93,740	(46,393)	(296,235)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(96,647)	75,802	(103,999)
(Increase) in inventories	(56,986)	(66,895)	(17,135)
(Increase) decrease in other current assets	(4,085)	55,505	(33,497)
Increase in accounts payable	183,462	43,475	127,205
Increase in accrued liabilities	8,756	89,803	53,864
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	182,394	240,775	39,924
Net change in other assets and liabilities	22,305	(25,935)	(8,720)

Net cash provided by (used in) operating activities	623,876	461,026	(94,549)
Cash flows from investing activities:
Proceeds from sale of businesses and assets, net of cash surrendered	24,022	4,314	6,033
Purchases of businesses and acquisition costs, net of cash received	—	(14,114)	(2,908)
Purchases of property and equipment	(129,166)	(65,184)	(49,118)
Investment in, advances to, and return of capital from unconsolidated entities and joint ventures	(2,927)	(1,091,483)	(15,459)
Change in restricted and escrowed cash, net	11,256	24,105	128,492

Net cash provided by (used in) investing activities	(96,815)	(1,142,362)	67,040
Cash flows from financing activities:
Proceeds from issuance of Japanese Yen-denominated bonds and other debt	—	1,053,538	5,305
Purchase of treasury stock	(9,903)	(3,550)	(1,584)
Repayment of debt, capital leases, and deferred financing costs	(8,293)	(46,141)	(6,950)
Issuance of common stock	41,816	8,815	18,675
Excess tax benefits from exercise of stock options and vesting of restricted stock	36,879	3,850	3,586
Proceeds from revolving credit agreements	16,596	783,865	1,361,055
Repayments of revolving credit agreements	(16,832)	(934,652)	(1,257,115)

Net cash provided by financing activities	60,263	865,725	122,972
Cash (to) from variable interest entities	—	(167)	2,290
Effects of foreign exchange rate changes on cash	(927)	1,725	2,156

Net change in cash and cash equivalents	586,397	185,947	99,909
Cash and cash equivalents — beginning of year	341,359	155,412	55,503

Cash and cash equivalents — end of year	$927,756	$341,359	$155,412

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Summary of Significant Accounting Policies

Restatement of Prior Quarterly Financial Statements

The unaudited quarterly financial data for the second and third fiscal quarters of fiscal year 2008 consolidated financial statements of The Shaw Group Inc. (we, us, and our) were restated to correct for accounting errors in our previously filed Quarterly Reports on Form 10-Q. The data in Note 21 — Quarterly Financial Data (Unaudited) and Current Year Corrections of Errors has been restated to correct these errors in our previously filed Quarterly Reports on Form 10-Q for those periods.

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

Restatement of our 2006 Financial Statements

As we reported in our Form 10-K for the year ended August 31, 2007, we restated our financial statements for fiscal year 2006 to correct errors in our previously reported consolidated financial statements. Accordingly, the net earnings originally reported for fiscal year 2006 were reduced by $0.6 million. In addition, certain changes were made to the consolidated statement of cash flows to reclassify certain items, changes to the consolidated statement of shareholders’ equity for an income tax disclosure, and changes to certain disclosures in the notes to the consolidated financial statements. These changes, where applicable, are reflected in these consolidated financial statements.

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

Nature of Operations and Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable contracts and fixed-price contracts, both of which may be modified by cost escalation provisions or other risk sharing mechanisms, and incentive and penalty provisions. Each of our contracts may contain components of more than one of the

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We focus our EPC activities on a cost-reimbursable plus a fee or mark-up and negotiated fixed-price work, each as defined below. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages.

Our cost-reimbursable contracts include the following:

•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including areas as quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our customers and regulatory audit agencies and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee consisting of two parts: (1) a fixed amount, which does not vary with performance, but may be at risk when a target price is exceeded; and (2) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or savings for costs less than the target. In some contracts, we may agree to share cost overruns in excess of our fee, which could result in a loss on the project.

Our fixed-price contracts include the following:

•	Firm fixed-price contract — May include contracts in which the price is not subject to any cost or performance adjustments and contracts where certain risks are shared with clients such as labor costs and commodity pricing changes. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other events negotiated.

•	Maximum price contract — A contract that provides at the outset for an initial target cost, an initial target profit and a price ceiling. The price is subject to cost adjustments incurred, but the adjustment would generally not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being the number of units of work performed. Variations in unit-price contracts include the same type of variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and the unit prices.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

In order to prepare financial statements in conformity with accounting principles generally accepted in the U.S., our management is required to make estimates and assumptions as of the date of the financial statements which affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management include the following:

•	contract revenues, costs and profits and the application of percentage-of-completion method of accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances and tax uncertainties;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	recoverability of equity method investments;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.

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

Acquisitions

The 2008 and 2007 consolidated financial statements include our fiscal year 2007 investments in the acquisition companies that acquired BNFL USA Group Inc. and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse), and our acquisitions of Gottlieb, Barnett & Bridges (GBB), Mid-States Pipe Fabrication, Inc. (MSPF) and EzeFlow (NJ) Inc. (EzeFlow) from the dates of the respective acquisition in fiscal 2007. On October 16, 2006, we acquired a 20% interest in Westinghouse for approximately $1.1 billion. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements for further discussion.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The straight-line depreciation method is used for all our assets. Depreciation is generally provided over the following estimated useful service lives:

Transportation equipment	3-15 Years
Furniture, fixtures and software	2-5 Years
Machinery and equipment	4-18 Years
Buildings and improvements	2-40 Years

Investments

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We record our share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. We record our share of the investee’s other comprehensive income, net of income taxes, in the accompanying consolidated statements of shareholders’ equity. We evaluate our equity method investment for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

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

Intangible Assets

Included in other assets are intangible assets related to various licenses, patents, technology and related processes. The costs of these assets are amortized on a straight-line basis over their estimated lives which range from three to thirty years. Also included in other assets are intangible assets related to customer relationships acquired with the IT Group acquisition which are amortized over a ten-year period on a straight- line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Assets of Deferred Compensation Plans

We account for the assets of our Deferred Compensation Plans held in Rabbi Trusts for the benefit of the Chief Executive Officer pursuant to his employment agreement and separately, for the benefit of key employees, as trading assets. Our Rabbi Trust deposits are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

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

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on projects where we may not be the EPC contractor. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining as of August 31, 2008 and 2007 was $16.1 million and $31.1 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility, and, as a result, these differences could be material.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

General and Administrative Expenses

Our general and administrative (G&A) expenses represent overhead expenses that are not associated with the execution of the contracts. G&A expenses include charges for such items as executive management, business development, information technology, finance and corporate accounting, human resources and various other corporate functions.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (SFAS 133), which requires entities to recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. If the derivative instrument is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Recognized gains or losses on derivative instruments entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of operations.

We do not enter into derivative instruments for speculative or trading purposes. We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services, and interest payments denominated in a foreign currency. The net unrealized gain (loss) recognized in earnings from our open forward contracts was ($1.5) million and $1.1 million at August 31, 2008 and 2007, respectively.

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

Our significant foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Canadian dollars and the Euro). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, with the effect of the foreign currency translation reflected in accumulated other comprehensive income (loss), a component of shareholders’ equity, in accordance with FASB Statement No. 52, “Foreign Currency Translation” (SFAS 52), and SFAS 130. For the fiscal years ended August 31, 2008, 2007 and 2006, the cumulative foreign currency translation adjustments were $6.8 million, $1.4 million, and ($0.5) million, respectively. Foreign currency transaction gains or losses are credited or charged to income as incurred.

Recently Adopted Accounting Standard

On August 31, 2007, we adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize the funded status of defined benefit pension and other retirement plans as a net asset or liability and to recognize changes in that funded status in the year in which the changes occur, through other comprehensive income to the extent those changes are not included in the period pension cost. The funded status reported on the balance sheet as of August 31, 2008 and 2007 under SFAS 158 was measured as the difference between the value of plan assets and the benefit obligation on a plan-by-plan basis.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of SFAS 158 reduced the amount of our shareholders’ equity at August 31, 2007 by $11.6 million (see Note 16 — Employee Benefit Plans for more information).

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. The interpretation prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As described further in Note 9 — Income Taxes, we adopted the provisions of FIN 48 on September 1, 2007.

Insurance Programs

Our employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through stop-loss insurance policies. Our workers’ compensation, automobile and general liability insurance is provided through a premium plan with a deductible applied to each occurrence. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of August 31, 2008 and August 31, 2007, liabilities for unpaid and incurred but not reported claims for all insurance programs totaling $45.7 million and $33.9 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred Financing Costs

We defer qualifying debt issuance costs which are amortized over the term of the related debt. Unamortized deferred financing costs are included in non-current other assets on the consolidated balance sheets and related amortization expense is included in interest expense in the accompanying consolidated statements of operations.

Deferred Acquisition Costs

We defer certain third party costs directly attributable to our efforts on potential acquisitions. During fiscal year 2006, we expensed $4.7 million of previously deferred financing and equity offering costs and certain due diligence costs related to our proposed acquisition of a controlling interest in Westinghouse. These costs are recorded in general and administrative expenses on our consolidated statements of operations for the year ended August 31, 2006. As of August 31, 2008 and 2007, there were no deferred acquisition costs on the consolidated balance sheet.

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

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Share-based compensation cost that has been included in income from continuing operations amounted to $21.0 million, $19.4 million and $17.0 million for the years ended August 31, 2008, 2007 and 2006, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $8.2 million, $7.6 million and $6.8 million for the years ended August 31, 2008, 2007 and 2006, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We include any estimated interest and penalties on tax related matters in income taxes payable. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of September 1, 2007, we recognize the effect of income tax positions only if those position are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs.. Prior to the adoption of FIN 48, we recognized the effect of income tax positions only if such positions were probable of being sustained. We record interest and penalties related to unrecognized tax benefits in current income tax expense

Contingencies and Commitments

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to prior period’s consolidated financial statements in order to conform to the 2008 presentation.

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

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Reliable financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest in the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, our fiscal 2007 equity in earnings include Westinghouse’s operations from the effective date of our acquisition, October 1, 2006, through June 30, 2007 and our fiscal 2008 equity in earnings include Westinghouse’s operations for the period July 1, 2007 through June 30, 2008.

Investment in Westinghouse

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. (TNEH-UK) and subsidiaries (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, provided 77% by Toshiba, 20% by us (through our wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (NEH)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse) from British Nuclear Fuels plc (BNFL). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment and the related agreements, including related acquisition costs, but excluding deferred financing costs of approximately $11 million related to the Westinghouse Bonds, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese-market private placement, on October 13, 2006, of approximately $1.1 billion face value of JPY-denominated bonds (the Westinghouse Bonds). If we do not exercise the Put Option, described below, we are obligated to pay a third party consultant $3.3 million.

Put Option Agreement

In connection and concurrent with the acquisition of our investment in Westinghouse, we entered into a JPY-denominated Put Option Agreement (the Put Option) that provides us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY (the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates) which is expected to approximate the amount due on the Westinghouse Bonds when the Put Option

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $39.1 million and $36.2 million at August 31, 2008 and 2007 exchange rates, respectively). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013 (covenants with the owners of the Westinghouse Bonds require us to exercise the Put Option at least 160 days prior to March 15, 2013, if, by such date, the Westinghouse Bonds have not been repaid, or earlier in the event of certain Toshiba credit events). The Put Option provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.

Since the Put Option exercise price is JPY-denominated, we will receive a fixed amount of JPY (approximately 124.7 billion JPY if we choose to put 100% of our ownership in Westinghouse to Toshiba). The Put Option, along with the Principal LC (defined below), substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we may not be able to obtain credit, or credit on terms similar to those obtained with the Westinghouse Bonds.

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

Commercial Relationship Agreement

In connection and concurrent with the acquisition of our investment in Westinghouse, we executed a Commercial Relationship Agreement (the CRA) that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the CRA is six years and contains renewal provisions. If by exercising the Put Option, we put more than 5% of the Westinghouse shares to Toshiba, the CRA is terminated. We would continue to retain our rights under the CRA for projects for which a request for proposal had been received prior to termination of the CRA. We concluded that, for accounting purposes, no value should be allocated to the CRA and that the CRA should not be recognized as a separate asset.

Shareholder Agreement and Dividend Policy

On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages no less than 65%, but not to exceed 100% of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed (the Dividend Policy). The intent of the Dividend Policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid during the

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of our ownership, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Option or the sale of our equity investment in Westinghouse, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. We received dividends of $3.3 million from Westinghouse in fiscal year 2008.

Westinghouse Bonds

The Westinghouse Bonds were issued at a discount for net proceeds of $1.0 billion. They are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its shares in Westinghouse, the Put Option, a letter of credit for approximately $39.8 million at August 31, 2008 established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for $85.8 million at August 31, 2008, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC), which will automatically renew and remain outstanding for the life of the Westinghouse Bonds, or until we exercise the Put Option, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche; and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 8 — Long-Term Debt and revolving lines of credit for additional discussion of the accounting for these contracts.) The initial Interest LC is approximately $115.9 million in the aggregate to cover interest until the beginning of the Put Option exercise period (March 31, 2010). Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

Deferred financing costs associated with the Westinghouse Bonds of approximately $11.0 million and the original discount of $30.5 million are being amortized and accreted to interest expense over the term of the Westinghouse Bonds. Additional interest expense of $6.8 million and $5.7 million for the years ended August 31, 2008 and 2007, respectively, reflecting combined amortization and accretion of these costs. We anticipate combined amortization and accretion of approximately $7.3 million each year related to these deferred costs.

In June 2007, Toshiba filed a Price Adjustment Objection Notice under the Purchase Agreement to acquire Westinghouse. BNFL previously filed a Price Adjustment Objection Notice as well under the Agreement. The parties resolved the adjustment under the dispute resolution procedures in the Purchase and Sale Agreement resulting in amounts due to BNFL which could impact the timing of the Acquisition Companies’ issuance of dividends to us. We are not required to contribute to any purchase price adjustment, and we did not contribute towards a purchase price adjustment. The adjustment does not affect the amount of targeted dividends we are entitled to receive, or the opportunities provided by the CRA.

Note 3 —	Restricted and Escrowed Cash

As of August 31, 2008 and August 31, 2007, we had restricted and escrowed cash of $8.9 million and $19.3 million, respectively. At August 31, 2008 and August 31, 2007, our restricted cash consisted of: $0.7 million and $1.2 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; $1.0 million at August 31, 2008 related to insurance loss reserves; $7.2 million and $7.1 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers; and $11.0 million at August 31, 2007 in connection with a power project for which all claims and disputes were settled. The restricted cash related to the power project was released during the first quarter of fiscal year 2008.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Inventories, Accounts Receivable and Concentrations of Credit Risk

The major components of inventories were as follows (in thousands):

	August 31,
	2008			2007
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total

Raw materials	$11,778	$129,716	$141,494	$8,541	$93,101	$101,642
Work in process	3,831	20,242	24,073	8,076	12,687	20,763
Finished goods	75,896	—	75,896	61,966	—	61,966

	$91,505	$149,958	$241,463	$78,583	$105,788	$184,371

Accounts receivable include the following (in thousands):

	August 31,
	2008	2007

Trade accounts receivable, net	$556,711	$683,125
Unbilled accounts receivable	11,770	4,244
Retainage	97,389	84,437

Total accounts receivable, including retainage, net	$665,870	$771,806

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2008	2007

Beginning balance, September 1	$26,634	$20,586
Provision	12,445	17,134
Write offs	(8,352)	(7,916)
Other	(3,336)	(3,170)

Ending balance, August 31	$27,391	$26,634

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

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $66.9 million and $87.3 million as of August 31, 2008 and August 31, 2007, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts include $157.9 million and $138.5 million at August 31, 2008 and August 31, 2007, respectively, related to the U.S. government agencies and related entities.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Property and Equipment:

Property and equipment consisted of the following (in thousands):

	August 31,
	2008	2007

Transportation equipment	$31,252	$16,373
Furniture, fixtures and software	142,311	116,546
Machinery and equipment	184,619	156,807
Buildings and improvements	130,018	86,406
Assets acquired under capital leases	9,102	9,148
Land	13,026	7,966
Construction in progress	8,977	25,268

	519,305	418,514
Less: accumulated depreciation	(233,755)	(198,662)

Property and equipment, net	$285,550	$219,852

Assets acquired under capital leases, net of accumulated depreciation, were $2.3 million and $4.0 million at August 31, 2008 and 2007, respectively, and are amortized over the shorter of the respective lease term or the estimated useful lives of the assets. Depreciation and amortization expense of $43.7 million, $37.8 million and $31.7 million for the fiscal years ended August 31, 2008, 2007, and 2006, respectively, is included in cost of revenues and general and administrative expenses in the accompanying consolidated statements of operations.

Note 6 —	Equity Method Investments and Variable Interest Entities

We execute certain contracts with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a VIE as defined by FIN 46(R) the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations, except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in our consolidated statements of operations.

Equity Method Investments

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements). Summarized financial information for our Investment in Westinghouse assuming a 100% ownership interest is as follows (in thousands):

Balance Sheet	June 30, 2008	June 30, 2007

Current assets	$2,031,501	$1,405,687
Noncurrent assets	6,359,794	6,144,378
Current liabilities	1,660,093	1,065,482
Noncurrent liabilities	979,562	901,598
Minority interest	4,632	4,521

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	July 1, 2007	October 1, 2006
Statement of Operations	to June 30, 2008	to June 30, 2007

Revenues	$2,911,399	$1,712,165
Gross profit	712,426	433,608
Income from continuing operations before income taxes	153,098	31,151
Net income	123,351	17,868

For all other jointly owned operations that are accounted for using the equity method of accounting, aggregated summarized financial information assuming a 100% ownership interest is as follows (in thousands):

	At August 31,
Balance Sheets	2008	2007

Current assets	$79,755	$234,358
Noncurrent assets	371,150	979,881
Current liabilities	86,699	192,467
Noncurrent liabilities	273,263	783,526

	For the Year Ended August 31,
Statement of Operations	2008	2007	2006

Revenues	$260,022	$429,451	$580,837
Gross profit	39,301	49,991	62,813
Income from continuing operations before income taxes	(711)	44,648	38,236
Net income	(825)	44,648	38,236

The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships which are accounted for under the equity method (in thousands, except percentages):

	Ownership	At August 31,
	Percentage	2008	2007

Investment in Westinghouse	20%	$1,158,660	$1,126,657
Privatization entities	10% - 90%	—	10,057
Other	23% - 50%	19,535	28,089

Total investments		1,178,195	1,164,803
Long-term advances to and receivables from unconsolidated entities:
Shaw YPC Piping (Nanjing) Co. LTD.	50%	—	3,081

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,178,195	$1,167,884

At August 31, 2007, we had a 90% equity interest in one of our investments in a military family housing privatization entity that is not a VIE. The United States Army owns the other 10% and as such has substantive participating rights, as defined in EITF 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest but the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” As a result, we do not consolidate this investee. During fiscal year 2008, we sold this entity.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows (in thousands):

	For the Year Ended August 31,
	2008	2007	2006

Investment in Westinghouse	$15,026	$2,176	$—
Privatization entities	2,905	(24,838)	2,774
Other	(250)	(1,058)	(632)

Total earnings (losses) from unconsolidated entities, net income of taxes	$17,681	$(23,720)	$2,142

Variable Interest Entities

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

The following is a summary of our significant VIEs at August 31, 2008:

Consolidated VIEs

•	In November 1993, Shaw-Nass Middle East, W.L.L. (Shaw-Nass) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We acquired a 49% equity interest in the joint venture, and have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. This entity which is included in our Fabrication & Manufacturing (F&M) segment had total assets of approximately $37.2 million and total liabilities of $10.9 million as of August 31, 2008. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to Shaw-Nass, which totaled $2.3 million as of August 31, 2008.

•	In April 2003, our subsidiary, Badger Technologies Holdings LLC contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing LLC. This entity had total assets and liabilities of $31.2 million and $11.4 million as of August 31, 2008, respectively and is included in our E&C segment. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $9.9 million as of August 31, 2008 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb, estimated to be approximately $3.6 million annually.

•	In June 2003, we contributed $3.2 million of cash to PFH Management, LLC for a 30% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build, and rental housing contract at Patrick Air Force Base, Florida. PFH Management, LLC has an 80% equity interest in Patrick Family Housing, LLC and is the general managing member for Patrick Family Housing, LLC. Patrick Family Housing, LLC, obtained financing through a private placement bond offering from third-party lenders without recourse

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the general credit of the equity partners. During 2007, we made additional advances to PFH Management, LLC, which resulted in us becoming the primary beneficiary. As of August 31, 2008, this entity had total assets and liabilities of approximately $3.0 million and approximately $3.0 million, respectively. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during 2007 (see below), and an indemnity agreement (see below).

•	In January 2005, American Eagle Design-Build Studio was formed to provide general contractor services to the renovation efforts on several of the Privatization entities. We hold a 50% equity interest in the joint venture. During 2007, we made additional advances to the entity, which resulted in us becoming the primary beneficiary. As of August 31, 2008, this entity had total assets and liabilities of approximately $1.9 million and approximately $1.9 million, respectively. We also recognized additional revenues of $38.8 million in our consolidated statement of operations for the fiscal year ended August 31, 2008. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during 2007 (see below) and an indemnity agreement (see below).

•	In August 2004, Liquid Solutions LLC was formed to provide solutions for the management and treatment of wastewater. This entity is held by our E&I segment. We have a 50% equity interest in this entity. This entity had total assets and liabilities of $6.9 million and $30.5 million, respectively, as of August 31, 2008. Our exposure to losses consists primarily of the book value of our wastewater treatment units totaling $6.3 million.

•	In October 2006, NEH was created to issue the Westinghouse Bonds and hold our 20% equity interest in Westinghouse (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements).

Unconsolidated VIEs — Equity Method

•	In August 2004, we contributed cash of $3.8 million to Little Rock Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract in Little Rock, Arkansas. Under the arrangement, Little Rock Family Housing, L.L.C. is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. Little Rock Family Housing, L.L.C. obtained financing through a private placement bond offering without recourse to the general credit of the partners. As of August 31, 2008, this entity had total assets and liabilities of approximately $27.4 million and $11.2 million, respectively. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during fiscal year 2007 (see below) and the exposure related to an indemnity agreement (see below).

•	In October 2004, we contributed cash of $5.0 million to Hanscom Family Housing, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for Air Force personnel and their families under a design, build and rental housing contract twenty miles northwest of Boston, Massachusetts. Under the arrangement, Hanscom Family Housing, LLC is obligated to absorb the majority of the expected losses from the project; however, we are not the primary beneficiary. Hanscom Family Housing, LLC obtained financing through a private placement bond offering without recourse to the general credit of the partners. As of August 31, 2008, this entity had total assets and liabilities of $206.6 million and $182.1 million, respectively. Our exposure to losses is limited to our equity interest, which was reduced to zero through an impairment loss during fiscal year 2007 (see below) and an indemnity agreement (see below).

•	In February 2005, we contributed cash of $2.8 million to American Eagle Northwest, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for U.S. Navy personnel and their families under a design, build and rental housing contract in the State of Washington. American Eagle Northwest, LLC had a minority interest in Pacific Northwest

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Communities, LLC (PNC) of which the United States Navy held a majority interest. Under the arrangement, American Eagle Northwest, LLC was obligated to absorb the majority of the expected losses from PNC’s contract with the United States Navy; however, we were not the primary beneficiary of American Eagle Northwest, LLC. We also, along with our American Eagle Northwest, LLC equity partner, had guaranteed certain items of the performance of the entity under the contract with the United States Navy. Also in February 2005, American Eagle Northwest, LLC successfully obtained financing of approximately $226.0 million through a private placement bond offering from third-party lenders. The bonds were secured by first liens on the rental properties without recourse to the general credit of the equity partners. On November 20, 2007, American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities, LLC for net proceeds of approximately $12.8 million. As a condition of sale, we were released from all further obligations under the guarantee but remained liable for certain potential claims or lawsuits up to a maximum of $7.1 million. As of August 31, 2008, no amounts have been paid or are pending to be paid under the guarantee.

•	During December 2005, the KB Home/Shaw Louisiana, LLC joint venture was formed and is owned 50% by us and 50% by KB Home to acquire, develop and sell residential real estate. Our exposure to loss at August 31, 2008 is $1.4 million consisting of our equity investment and receivables due from the joint venture. As of August 31, 2008, this entity had total assets and liabilities of approximately $12.4 million and $9.5 million, respectively.

Guarantees Related to Military Housing Privatization Construction Entities

In fiscal 2005, one of our wholly-owned subsidiaries, Shaw Infrastructure, Inc., entered into a guarantee agreement as co-guarantor with a third party to guarantee certain performance obligations related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization project. On November 20, 2007, American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities, LLC for net proceeds of approximately $12.8 million. As a condition of sale, we were released from any and all further obligations under the guarantee but remained liable for certain potential claims or lawsuits up to a maximum of $7.1 million. As of August 31, 2008, no amounts have been paid or are pending to be paid under the $7.1 million guarantee.

During May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a second series of military housing privatization projects being built by us and our joint venture partner. This guarantee supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base, and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liable for the performance of the bonded construction work up to a maximum of $30 million. However, each partner’s individual maximum liability is capped at $15 million. In 2007, we recorded a liability for the maximum exposure of $15 million from our indemnity agreement. We determined that until workout arrangements with bondholders become probable, and collection of bond proceeds becomes reasonably assured, or proportional reimbursement from our partner is probable, we will maintain an accrued liability for our maximum exposure of $15 million. $9.5 million has been paid by us under this indemnity agreement as of August 31, 2008.

On April 15, 2008, we entered into a Membership Interest and Asset Purchase Agreement to sell our investment in the Fort Leonard Wood housing privatization project to a third party. The sale was executed on June 26, 2008. In connection with the sale, we were released from payment and performance guarantees and funding of further equity to the venture.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment Recognized in Fiscal Year 2007

Certain of these projects during the construction period have experienced shortfalls in rental income and/or cost overruns. Certain projects are also behind the original schedule set out by the project contract agreements. As a result, “Events of Default” or “Potential Events of Default” have occurred on the projects, and in some instances, “Notices to Cure” (as defined in the agreement) were issued by the bondholders. These events do not result in any cross-defaults in any of our Credit Facilities.

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

We had remaining $10.1 million, net, in investments recorded on our consolidated balance sheet as of August 31, 2007 relating to the Privatization entities. On November 20, 2007, $6.8 million of the $10.1 million was recovered through the sale of American Eagle Northwest, LLC’s interest in Pacific Northwest Communities. We received net proceeds of approximately $12.8 million and recognized a pre-tax gain of approximately $5.8 million in fiscal year 2008 as a result of this transaction. On June 26, 2008, we sold American Eagle Communities Midwest, LLC’s interest in Leonard Wood Family Communities and recovered our remaining book value relating to Privatization investments. The investment value of the remaining Privatization entities is zero on our consolidated balance sheet as of August 31, 2008. The Privatization entities are in active negotiations toward a consensual sale of our remaining interests in the military housing joint ventures, subject to applicable due diligence, as well as the respective military branch and applicable bondholder consents and we do not anticipate a significant impact on our results of operations. We cannot be certain that such sales will occur and in the event we are unsuccessful in completing the consensual sale we may incur additional losses.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Related Party Transactions

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements as of August 31, 2008 and 2007 and for the three year period ended August 31, 2008 (in thousands):

			Shaw YPC
		Duke	Piping
	Privatization	Cogema	(Nanjing)
	Entities	S&W	Co. LTD	Other(1)

Revenue from unconsolidated entities for years ended
2008	$38,893	$—	$—	$10,738
2007	28,674	—	—	5,651
2006	482	18,760	—	5,461
Accounts receivable from unconsolidated entities as of August 31,
2008	$3,503	$—	$—	$5,857
2007	24,780	—	58	4,202
2006	773	—	594	1,864
Advances to unconsolidated entities as of August 31,
2008	$—	$—	$—	$—
2007	—	—	3,081	—
2006	—	—	3,081	—

(1)	includes activity with Westinghouse

Note 7 — Goodwill, Other Intangibles and Contract Adjustments and Accrued Contract Losses

Goodwill

The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2006 to August 31, 2008(in thousands):

			Fossil and
	E&I	E&C	Nuclear	Maintenance	F&M	Total

Balance at September 1, 2006	$186,878	$111,515	$150,715	$42,027	$15,457	$506,592
Currency translation adjustment	—	347	—	—	531	878
Purchase of GBB	7,296	—	—	—	—	7,296
Purchase of EzeFlow	—	—	—	—	1,323	1,323
Impairment of Energy Delivery Services, Inc. (EDS)	—	—	(2,138)	—	—	(2,138)

Balance at August 31, 2007	$194,174	$111,862	$148,577	$42,027	$17,311	$513,951
Resolution of acquired tax contingency (see Note 13)	—	—	(9,400)	—	—	(9,400)
Currency translation adjustment	—	2,153	—	—	651	2,804

Balance at August 31, 2008	$194,174	$114,015	$139,177	$42,027	$17,962	$507,355

We had tax deductible goodwill of approximately $107.2 million and $131.6 million as of August 31, 2008 and August 31, 2007, respectively. The difference between the carrying value of goodwill and the

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount deductible for taxes is primarily due to the tax treatment of Contract Adjustments (see below) and the amortization of goodwill allowable for tax purposes.

Annual Goodwill Impairment Analysis

We performed our annual goodwill impairment analysis during the third quarter of fiscal year 2008 and concluded that no impairment existed. In 2007, we determined that the carrying value of goodwill in our EDS unit in the Fossil & Nuclear segment exceeded its fair value, and as a result, we recorded a goodwill impairment charge of $2.1 million and impaired the remaining $0.4 million carrying value of the EDS customer relationship intangible. There were no impairments of goodwill in 2006.

Intangible Assets

At August 31, 2008 and 2007, amortizable intangible assets, included in other assets (other than contract (asset) adjustments discussed below) consisting of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal year 2000, certain petrochemical process technologies, patents and tradenames acquired in the Badger Technologies acquisition in fiscal year 2003 (both of which are being amortized over fifteen years) and patents acquired in the IT Group acquisition in fiscal year 2002 (which are being amortized over ten years). Additionally, we recorded a customer relationship intangible related to the IT Group acquisition (which is being amortized over ten years) and technology patents in the Envirogen acquisition (which are being amortized over three to seven years).

We amortize all of these intangible assets using the straight line method. Amortization expense included in cost of revenues was $3.2 million, $3.3 million and $3.4 million for the fiscal years ended August 31, 2008, 2007, and 2006, respectively.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

August 31, 2006 balance	$44,710	$(15,200)	$2,752	$(1,154)
Adjustments	(49)	—	(736)	306
Amortization	—	(3,046)	—	(227)

August 31, 2007 balance	$44,661	$(18,246)	$2,016	$(1,075)
Adjustments	(135)	—
Amortization	—	(2,954)	—	(202)

August 31, 2008 balance	$44,526	$(21,200)	$2,016	$(1,277)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships

2009	$2,947	$202
2010	2,788	202
2011	2,772	202
2012	2,770	133
2013	2,766	—
Thereafter	9,283	—

Total	$23,326	$739

Contract Adjustments and Accrued Contract Losses

We recorded fair value adjustments to and accrued losses on contracts acquired in our acquisitions of the IT Group and Stone & Webster at the date of their acquisition. These fair value adjustments are recorded in other current assets or other accrued liabilities on the accompanying consolidated balance sheets. These contract related adjustments established in purchase accounting are recognized periodically as reductions to cost of revenues in the accompanying consolidated statements of operations. These purchase accounting adjustments were fully amortized as of August 31, 2007. Amounts charged to cost of revenues were $3.4 million and $6.0 million, respectively, for the fiscal years ended August 31, 2007 and 2006.

Note 8 —	Long-Term Debt and Revolving Lines of Credit

Long-term debt (including capital lease obligations) consisted of the following (in thousands):

	August 31, 2008		August 31, 2007
	Short-term	Long-term	Short-term	Long-term

Notes payable on purchase of Gottlieb, Barnett & Bridges (GBB); 0% interest; due on January 10, 2009; net of discount of $0.1 million	$2,716	—	$2,500	$2,449
Notes payable of Liquid Solutions LLC, a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	946	2,466	871	3,412
Other notes payable	833	833	783	—
Financed insurance premiums	—	—	1,434	1,667
Capital lease obligations	1,509	280	2,099	1,809

Subtotal	6,004	3,579	7,687	9,337
Westinghouse Bonds (see description below)	—	1,162,007	—	1,087,428

Total	$6,004	$1,165,586	$7,687	$1,096,765

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual scheduled maturities of long-term debt and minimum lease payments under capital lease obligations during each year ending August 31 are as follows (in thousands):

	Capital	Long-term
	Lease Obligations	Debt

2009	$1,564	$4,495
2010	219	1,860
2011	80	1,439
2012	—	—
2013	—	1,162,007
Thereafter	—	—

Subtotal	1,863	1,169,801
Less: amount representing interest	(74)	—

Total	$1,789	$1,169,801

Westinghouse Bonds

The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us, except for NEH (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements) and are as follows (in thousands):

	August 31,	August 31,
	2008	2007

Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.96% as of August 31, 2008)	653,125	653,125
Original Discount on Westinghouse Bonds	(30,535)	(30,535)
Accumulated Discount Accretion	9,323	4,169
Increase in net long-term debt due to foreign currency translation	103,219	33,794

Total long-term portion of debt	$1,162,007	$1,087,428

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate, (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. As of August 31, 2008 and 2007, the fair value of the swap totaled approximately $8.8 million and $6.7 million, respectively, and is included in non-current liabilities and accumulated other comprehensive loss, net of deferred taxes, of $3.4 million in the accompanying balance sheet. There was no material ineffectiveness of our interest rate swap for the fiscal year ended August 31, 2007.

Credit Facility

On April 25, 2005, we entered into a five year $450.0 million Senior Secured Credit Facility (Credit Facility). On the effective date, the entire $450.0 million Credit Facility was available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility or

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$200.0 million, was available for revolving credit loans and the issuance of financial letters of credit. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type. As part of this transaction, we expensed the deferred financing fees of $3.4 million associated with our previous credit facility during the third quarter of fiscal year 2005.

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

On October 13, 2006, we entered into Amendment IV to our Credit Facility to allow for the investment in Westinghouse and to allow for an increase in the Credit Facility from $750.0 million to $1.0 billion. During 2007, we made effective $100.0 million of the approved increase, thus increasing the capacity of the Credit Facility from $750.0 million to $850.0 million. Subject to outstanding revolving credit loans, the entire Credit Facility, as amended, is available for performance letters of credit. With Amendment IV, we increased the sublimit for revolving lines of credit and financial letters of credit from $425.0 million to $525.0 million until November 30, 2007, and $425.0 million thereafter. The Credit Facility retained its original maturity date of April 25, 2010.

On January 14, 2008, we executed Amendment V to our Credit Facility to increase the approved capacity from $1.0 billion to $1.25 billion and increase the amount effective under the facility from $850.0 million to $1.0 billion. On January 30, 2008, we received an additional commitment of $50.0 million increasing the overall aggregate amount effective under the facility to $1.05 billion. The amended Credit Facility retained its original maturity date of April 25, 2010, and other substantive terms of the previous agreement.

Subsequent to the close of our 2008 fiscal year on, October 15, 2008, we entered into Amendment VI to our Credit Facility to extend the maturity from April 25, 2010 to April 25, 2011. We received commitments to the one year extension totaling $829 million. We also received a new incremental commitment to the full remaining term of the facility of $3 million making the amount currently effective under the facility $1.053 billion until April 25, 2010. The amount effective reduces to $829 million thereafter until April 25, 2011. However, we retained our ability to seek additional commitments to increase the Credit Facility up to a total capacity of $1.25 billion without further consent. With Amendment VI, we also received consent to pledge up to $200 million of our unrestricted cash on hand to collateralize additional letters of credit, incremental to amounts available under the Credit Facility, provided that at the time we pledge the cash and immediately thereafter, we have at least $500 million in unrestricted cash on hand.. The amended Credit Facility retained its other substantive terms.

As of August 31, 2008, the portion of the Credit Facility available for financial letters of credit and/or revolving credit loans is also limited to the lesser of: (1) $518.2 million as of August 31, 2008, representing the total Credit Facility ($1.05 billion as of August 31, 2008) less outstanding performance letters of credit ($531.8 million as of August 31, 2008); or (2) $425.0 million as of August 31, 2008.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the outstanding and available amounts under our Credit Facility as of August 31, 2008 (in millions):

Total Credit Facility	$1,050.0
Less: outstanding performance letters of credit	531.8
Less: outstanding financial letters of credit	194.3
Less: outstanding revolving credit loans	—

Remaining availability under the Credit Facility	$323.9

The Credit Facility is available for working capital needs and to fund fixed asset purchases, acquisitions and investments in joint ventures, and general corporate purposes. The Credit Facility is subject to a borrowing base calculation as defined in the Credit Facility agreement. The borrowing base requirement is suspended if the facility is rated BB+ or Ba1 or higher by Standard and Poor’s Rating Services or Moody’s Investor Services respectively; or if the Credit Facility is not rated, the borrowing base requirement is suspended when our consolidated tangible net worth as defined in the Credit Facility agreement is greater than $680 million. As of August 31, 2008, the Credit Facility was assigned a rating by Standard and Poor’s Rating Services and Moody’s Investor Services of BB+ and Ba1, respectively.

In addition, as of August 31, 2008 the Credit Facility contained certain financial covenants, including:

•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Credit Facility agreement and adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets; (Amendment IV to the Credit Facility increased the maximum leverage ratio to 2.75x our EBITDA for quarters ending prior to August 31, 2007 and 2.5x on or thereafter);

•	a minimum fixed charge coverage ratio of 2.5x EBITDA; and (Amendment IV to the Credit Facility decreased the minimum fixed charge coverage ratio to 2.25x our EBITDA for quarters ending on or prior to February 29, 2008 and 2.5x thereafter); and

•	a minimum net worth as defined by the Credit Facility agreement.

As of August 31, 2008, we were in compliance with the financial covenants contained in the Credit Facility agreement. As a result of delays in filing our periodic reports with the SEC for fiscal year 2007, we obtained waivers of financial reporting covenants in the Credit Facility through December 31, 2008.

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

Under the Credit Facility interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Credit Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the Credit Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans under the Credit Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. We had no borrowings as of August 31, 2008. For borrowings during fiscal year ended August 31, 2007, the weighted-average interest rate was 7.90%. The total amount of fees associated with letters of credit issued under the Credit Facility were approximately $13.2 million, $9.1 million and $4.7 million for fiscal year 2008, 2007 and 2006, respectively. Commitment fees associated with unused credit line availability were approximately $0.7 million, $1.1 million and $0.8 million for fiscal year 2008, 2007 and 2006, respectively.

For the years ended August 31, 2008, 2007 and 2006, we recognized, $2.9 million, $1.9 million and $1.0 million, respectively, of interest expense associated with the amortization of financing fees related to our Credit Facility. As of August 31, 2008 and 2007, unamortized deferred financing fees related to our Credit Facility were approximately $5.3 million and $5.6 million, respectively.

Other Revolving Lines of Credit

Shaw Nass, a consolidated VIE, has an available credit facility with a total capacity of $10.6 million. As of August 31, 2008, this VIE had no borrowings under its revolving line of credit. The interest rate applicable to these borrowings is the Bahrain Inter Bank Offered Rate (BIBOR) (2.95% at August 31, 2008) plus 2.25% per annum. We also have provided a 50% guarantee related to this credit facility.

One of our foreign subsidiaries has an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. As of August 31, 2008 and 2007, there were $27.3 million and $16.0 million of letters of credit outstanding under this facility, respectively.

On March 12, 2008, a bank extended to us a $25 million uncommitted, unsecured bilateral line of credit for the issuance of performance letters of credit in Saudi Arabia. On May 21, 2008, the bank increased its uncommitted line of credit from $25 million to $50 million. Fees under this facility are paid quarterly. As of August 31, 2008, there were $49.0 million of letters of credit outstanding under this facility.

Note 9 —	Income Taxes

Total income taxes for the years ended August 31, 2008, 2007, and 2006 were allocated as follows (in thousands):

	For the Fiscal Year Ended August 31,
	2008	2007	2006

Income from continuing operations before income taxes, minority interest, earnings (losses) from unconsolidated entities	$71,384	$10,747	$17,600
Income from 20% investment in Westinghouse	9,645	1,397	—
Earnings (losses) from unconsolidated entities	1,707	(18,221)	1,851

Total income tax from continuing operations	82,736	(6,077)	19,451

Shareholders equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting	(37,464)	(3,850)	(3,586)
Pension liability	(736)	(5,942)	—
Other comprehensive income of investment in Westinghouse	4,206	12,526	—
Adoption of FIN 48	4,943	—	—
Derivative instrument	(775)	(2,667)	—

Total income taxes	$52,910	$(6,010)	$15,865

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income from continuing operations before income taxes was as follows (in thousands):

	For the Fiscal Year Ended August 31,
	2008	2007	2006

Domestic	$196,606	$(8,176)	$44,559
Foreign	23,884	41,342	35,850

Total	$220,490	$33,166	$80,409

Income tax attributable to income from continuing operations consists of (in thousands):

	For the Fiscal Year Ended August 31,
	Current	Deferred	Total

Year ended August 31, 2008:
U.S. federal	$56,871	$3,480	$60,351
State and local	12,133	(2,038)	10,095
Foreign	11,587	(10,649)	938

	$80,591	$(9,207)	$71,384

Year ended August 31, 2007 U.S. federal	$—	$(3,695)	$(3,695)
State and local	3,482	(1,002)	2,480
Foreign	12,862	(900)	11,962

	$16,344	$(5,597)	$10,747

Year ended August 31, 2006:
U.S. federal	$—	$8,110	$8,110
State and local	6,249	1,020	7,269
Foreign	2,221	—	2,221

	$8,470	$9,130	$17,600

We paid no federal income taxes in the years ended August 31, 2007 and 2006 primarily due to the utilization of U.S. operating losses. For the year ended August 31, 2008 we will not pay any regular federal income taxes, but will pay alternative minimum tax. Other current liabilities includes $25,356 and $17,866 as of August 31, 2008 and 2007, respectively of current income taxes payable, including amounts due for foreign and state income taxes.

Current income tax attributable to income from continuing operations consists of $80.6 million for the year ended August 31, 2008 excludes $49.0 million of excess tax benefits for stock compensation recorded in stockholders’ equity. Deferred tax benefit attributable to income from continuing operations consists of $9.2 million for the year ended August 31, 2008 includes the effect of a decrease in the beginning-of-the-year valuation allowance for deferred tax assets of $9.7 million.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

			2006
	2008	2007	(Restated)

U.S. Federal income tax rate	35%	35%	35%
State taxes, net of federal income tax benefit	4	5	6
Foreign tax differential	2	(13)	2
Work Opportunity Tax Credit	—	(22)	(6)
Foreign tax credits	(5)	(6)	—
Section 199 — Domestic Manufacturer Deduction	(2)	—	—
Valuation allowance	(5)	—	(15)
Minority interest	(4)	(19)	(6)
Compensation and stock options	2	11	5
Tax matters under appeal	—	30	—
Nondeductible meals and entertainment	3	8	1
Other, net	2	3	—

	32%	32%	22%

The Company’s effective tax rate for income from continuing operations excluding minority interest for the years ended August 31, 2008, 2007 and 2006 was 37%, 51% and 28% respectively.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	At August 31,
	2008	2007

Deferred tax assets:
Receivables	$5,756	$5,442
Net operating loss and tax credit carryforwards	70,174	99,286
Other expenses not currently deductible	26,065	26,510
Investments in affiliates, primarily due to impairment	16,569	18,582
Foreign currency on Japanese Yen-denominated bonds	39,629	12,597
Compensation related expenses	41,599	51,783

Total gross deferred tax assets	199,792	214,200
Less valuation allowance	(12,923)	(24,065)

Net deferred tax assets	186,869	190,135

Deferred tax liabilities:
Goodwill and other intangibles	(44,773)	(38,926)
Property, plant and equipment	(25,172)	(23,662)
Equity in other comprehensive income of Westinghouse	(16,732)	(12,526)
Employee benefits and other expenses	(3,124)	(26,246)

Total gross deferred tax liabilities	(89,801)	(101,360)

Net deferred tax assets	$97,068	$88,775

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance for deferred tax assets as of August 31, 2008 and 2007 was $12.9 million and $24.1 million, respectively. The net change in the total valuation allowance for each of the years ended August 31, 2008, 2007, and 2006 was an increase (decrease) of ($11.1) million, $1.1 million and ($12.0) million, respectively. During 2008, $1.5 million of the reduction in valuation allowance for deferred tax assets was allocated to shareholders’ equity. The valuation allowance at 2008 and 2007 was primarily related to foreign and state net operating loss carryforwards.

During fiscal 2008 and 2007, we utilized U.S. net operating losses of $69.1 million and $75.2 million. As of August 31, 2008, for U.S. federal income tax return purposes, we had approximately $13.6 million of U.S. federal net operating loss carryforwards available to offset future federal taxable income. Utilization of these carryforwards is limited to $1.8 million per year. These carryforwards expire beginning in 2022. As of August 31, 2008, we have approximately $42.1 million of foreign net operating losses and approximately $294.7 million of state net operating losses. These foreign and state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $40.7 million of various credits available to offset future income tax which expire at various times and amounts through 2027.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at August 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

We have not recognized a deferred tax liability of approximately $46.6 million for the undistributed earnings of our foreign operations that arose in 2008 and prior years as we consider these earnings to be indefinitely invested. As of August 31, 2008, the undistributed earnings of these subsidiaries were approximately $133.7 million. A deferred tax liability will be recognized when we can no longer demonstrate that we plan to permanently reinvest the undistributed earnings.

During the year ended August 31, 2008, we resolved a tax contingency related to a previously acquired business. Accordingly, we reversed the tax contingency of $9.4 million previously included in deferred taxes and credited goodwill recorded at acquisition. We incurred $10.1 million of tax expense in 2007 for tax matters under appeal, as well as matters related to foreign taxes

We conduct business globally and as a result we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We file a consolidated U.S. federal return which includes substantially all of our activities in the U.S. Some of the U.S. states in which we file require combined filing of tax returns, some allow such filings at the option of the taxpayer and some do not allow combined filings. We file our tax returns with the individual U.S. states in a manor calculated to minimize our overall state income tax burden. The structure of our filings and the states in which we file income tax returns may change from year to year depending on our business operations. Currently, the major non-U.S. jurisdictions in which we file tax returns are Canada, the United Kingdom, and The Netherlands. In the normal course of business we are subject to examination of our tax returns by taxing authorities. In addition, we are part of the IRS large case audit program and accordingly our U.S. federal return is subject to audit for each fiscal year and our 2004 and 2005 tax returns are currently under examination by the IRS. Although the examination is still in progress, as of the financial statement date we have accepted changes to our 2004 and 2005 federal returns that will result in approximately $1.1 million in

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional taxes. The IRS has proposed additional adjustments to our income for these years with which we do not agree. If we are ultimately unsuccessful with respect to these proposed adjustments our tax expense would be increased by approximately $0.5 million. Although we believe, other than as discussed herein, our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different either favorable or unfavorable. We have extended the statute of limitations on our U.S. federal return for the years involved in the IRS Appeal (see Note 13 — Contingencies and Commitments for additional information about our IRS appeal). Each tax jurisdiction in which we file has its own statute of limitations. In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.

Following is a summary of the tax years still open to general examination or other adjustment for our material filing jurisdictions:

Jurisdiction	Tax Years

U.S. Federal	2002-2008
Louisiana	2002-2008
Texas	2002-2008
North Carolina	2002-2008
Pennsylvania	2002-2008
Canada	2000-2008
United Kingdom	2006-2008
The Netherlands	2002-2008

We adopted the provisions of FIN 48 on September 1, 2007, the first day of our fiscal 2008 (see Note 1 — General Information for additional discussion of FIN 48). FIN 48 prescribes a minimum threshold and measurement methodology that a tax position taken or expected to be taken in a tax return is required to meet before being recognized in the financial statements. It also provides guidance for derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Unrecognized Tax Benefit, Interest and Penalties, September 1, 2007	$28,179
Increase in Tax Positions	1,728
Settlements	(121)
Increase, Interest — Net	239
Increase, Penalties — Net	19
Currency Translation Adjustment — Net	82

Unrecognized Tax Benefit, Interest and Penalties, August 31, 2008	$30,126

As of the adoption date, we had $28.2 million of unrecognized tax benefits, of which $27.5 million would, if recognized, impact our effective tax rate. As of August 31, 2008 our unrecognized tax benefits were $30.1 million, of which $28.7 million would, if recognized, impact our effective tax rate.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended August 31, 2008 we recorded $0.3 million in interest expense and penalties. As of August 31, 2008 our total accrual for interest and penalties was $1.3 million.

We believe the IRS Appeal (see Note 13 for additional information) could be resolved within the next twelve months. Included in the balance of unrecognized tax benefits is approximately $15.7 million related to the IRS Appeal. If we resolve the IRS Appeal in our favor, we will recognize the benefit of that amount. Other than resolution of the IRS Appeal and the recurring effect of changes in unrecognized tax benefits due to the lapse of statutes of limitation, none of which are expected to be individually significant, there are no other reasonably possible changes that significantly impact the amount of tax benefits recognized in our financial statements during the twelve month period from the balance sheet date.

Note 10 —	Common Stock

We have one class of common stock. Each outstanding share of common stock entitles its holder to one vote on each matter properly submitted to our shareholders for their vote, waiver, release or other action.

Treasury stock is recorded at cost. Treasury stock transactions in 2008 and 2007 of $9.9 million and $3.6 million, respectively, are a result of stock compensation minimum tax withholding transactions.

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

Shares available for future stock option and restricted stock awards to employees and directors under existing plans were 2,744,633 and 3,261,391 at August 31, 2008 and August 31, 2007, respectively.

Stock Options

We use the modified Black-Scholes option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods:

	For the Year Ended August 31,
	2008	2007	2006

Expected volatility	52%	42%	47%
Risk-free interest rate	3.6%	4.7%	4.5%
Expected term of options (in years)	5.4	6.2	6.6
Grant-date fair value	$32.79	$13.33	$14.48

These assumptions are based on multiple factors, including future and historical employment and post-employment option exercise patterns for certain relatively homogeneous participants and their impact on expected terms of the options and the implied volatility of our stock price. We had no dividends on our common stock for the years presented so the assumed dividend yield used to calculate the grant date fair value was zero. Stock option awards generally vest annually on a ratable basis over four years with a total term to exercise of ten years from date of grant. Awards are issued at the grant date fair market value on the date of grant. We issue new shares to satisfy stock option exercises.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity from September 1, 2006 to August 31, 2008:

		Weighted	Weighted-Average
		Average	Remaining
	Shares	Exercise Price	Contract Term

Outstanding at August 31, 2006,	5,251,371	$16.92	6.2
Granted	983,806	27.73
Exercised	(569,152)	15.49
Forfeited	(374,216)	20.19

Outstanding at August 31, 2007,	5,291,809	18.86	5.8
Granted	406,072	65.86
Exercised	(2,492,602)	16.78
Forfeited	(102,200)	30.18

Outstanding at August 31, 2008	3,103,079	26.27	6.0

Exercisable at August 31, 2008	1,744,903	$19.15	4.4

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these stock option grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2008	2007	2006

Stock Option Compensation Expense	$9.3	$8.5	$9.5

The aggregate intrinsic value of options outstanding was $78.5 million and $165.1 million at August 31, 2008 and August 31, 2007, respectively. The aggregate intrinsic value of options exercisable was $53.3 million and $115.6 million at August 31, 2008 and August 31, 2007, respectively. The total intrinsic value of options exercised was $113.8 million, $10.2 and $17.1 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively.

Net cash proceeds from the exercise of stock options for the fiscal years ended August 31, 2008 and August 31, 2007 were $41.8 million and $8.8 million, respectively. The actual income tax benefit realized from stock option exercises was $40.4 million and $2.9 million for the fiscal years ended August 31, 2008 and August 31, 2007 respectively.

The following table summarizes our unvested stock option activity from September 1, 2006 to August 31, 2008:

		Grant-Date
	Shares	Fair Value

Unvested stock options at September 1, 2006	2,153,777	$10.13
Granted	983,806	13.33
Vested	(1,024,447)	9.31
Forfeited	(333,113)	11.08

Unvested stock options at August 31, 2007	1,780,023	$12.14
Granted	406,072	32.79
Vested	(730,663)	11.27
Forfeited	(97,256)	15.33

Unvested stock options at August 31, 2008	1,358,176	$18.47

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2008 we have $16.1 million of unrecognized compensation expense related to unvested stock option awards expected to be recognized over a weighted-average period of 2.0 years. The grant date fair value of stock awards vested was $8.2 million, $9.5 million and $8.5 million for the fiscal years 2008, 2007 and 2006, respectively.

Restricted Stock

The compensation expense for restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest. As of August 31, 2008, we have unrecognized compensation expense of $18.0 million associated with unvested restricted stock awards. This amount is expected to be recognized over a weighted average period of 2.0 years.

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these restricted stock grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2008	2007	2006

Restricted Stock Compensation Expense	$11.7	$10.9	$7.8

The following table represents the shares that were granted and outstanding as of:

	August 31,
	2008	2007

Restricted stock awards and units:
Granted, during and as of the period ended	252,620	458,331
Outstanding, as of	739,717	995,260

We receive a tax deduction for certain stock option awards when exercised, generally for the excess of the fair value at the date of exercise over the option exercise price. In addition, we receive a tax deduction when restricted stock awards vest at a higher value than the value used to recognize compensation expense at the date of award. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the grant of equity incentive awards as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123(R), we report gross excess tax benefits from equity incentive awards as financing cash flows.

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

Certain of our operating lease agreements are non-cancelable and expire at various times and require various minimum rentals. The non-cancelable operating leases with initial non-cancelable periods in excess of

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

twelve months that were in effect as of August 31, 2008 require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2009	$75,682
2010	66,045
2011	54,798
2012	40,521
2013	30,504
Thereafter	106,311

Total future minimum lease payments	$373,861

Future minimum lease payments as of August 31, 2008 have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $1.8 million.

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

We also enter into lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2008 are not included as part of total minimum lease payments shown above.

The total rental expense for the fiscal years ended August 31, 2008, 2007, and 2006 was approximately $170.6 million, $166.6 million and $153.8 million, respectively. Deferred rent payable (current and long-term) aggregated $28.9 million and $20.6 million as of August 31, 2008 and 2007, respectively.

Note 13 —	Contingencies and Commitments

Tax Matters

In connection with the regular examination of our tax return by the Internal Revenue Service (IRS) for the fiscal years ended August 31, 2002 and August 31, 2003 the IRS formally assessed certain adjustments to the amount reflected by us on those returns as filed. The assessed adjustments primarily relate to sourcing of income related to foreign procurement functions by one of our overseas entities and the exclusion of extraterritorial income. We do not agree with the asessed adjustments and accordingly filed a timely appeal (IRS Appeal) in June 2007. The outcome of the IRS adjustment is uncertain at this time; however, should the IRS prevail in its position, our federal income tax due would increase by approximately $37.2 million plus interest. The ultimate amount of any cash taxes paid would be offset by net operating loss carryforwards (NOLs) during the period of the appeal and subsequent years. However, this would reduce our net operating losses available for use during the year ended August 31, 2008. During the year we resolved a previously recorded tax accrual related to a prior business acquisition. This resolution resulted in an adjustment to the deferred tax accounts and purchased goodwill (see Note 9—Income Taxes for additional information about our IRS appeal).

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

We attempt to limit our exposure under these provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to customers. We also have claims from customers as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts See Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for further discussion.

Other Guarantees

Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic) were $726.1 million and $752.3 million, respectively, at August 31, 2008 and August 31, 2007. Of the amount of outstanding letters of credit at August 31, 2008, $531.8 million are performance letters of credit issued to our customers. Of the $531.8 million, five customers held $325.8 million, or 61%, of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $100.8 million.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to customers on behalf of certain unconsolidated partnerships, joint ventures or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion in certain circumstances. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Liabilities equal to the fair value of these guarantees are recorded at inception of the guarantees and are not material. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the customer for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the customer under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Litigation

We and certain of our current and former officers have been named as defendants in a purported shareholder class action lawsuit alleging violations of federal securities laws. The lawsuit is styled Thompson v. The Shaw Group Inc., et al. and was filed on June 16, 2004 in the U.S. District Court for the Eastern District of Louisiana, Case No. 04-1685. After the filing of the Thompson lawsuit, nine additional purported shareholder class action lawsuits were filed and other actions may also be commenced. All of these actions were consolidated under the Thompson caption in the (the District Court) District Court, and the District Court appointed a lead plaintiff to represent the members of the purported class. We filed a motion to dismiss the consolidated action, which was denied. We then moved to certify the matter for immediate appeal, which the District Court granted, and the U.S. Court of Appeals for the Fifth Circuit (the Fifth Circuit) granted leave to appeal. On July 29, 2008, the Fifth Circuit reversed the District Court’s denial of our motion to dismiss the consolidated action and remanded the consolidated action to the District Court with instructions to dismiss. The District Court entered its order dismissing the consolidated action on August 29, 2008.

Two shareholder derivative actions, styled as Nelson v. Bernhard, Jr., et al. and Reusche v. Barfield, Jr., et al., were filed on July 14, 2004 and August 6, 2004, respectively, in the District Court, based on essentially the same allegations as the purported Thompson class action. The derivative actions, which the plaintiffs purport to be bringing on behalf of our company, name certain of our directors and current and former officers as defendants, and name our company as a nominal defendant. The District Court entered an order dismissing the derivative actions on August 29, 2008.

Other Litigation

During fiscal year 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank in the amount of $6.7 million. Saudi American Bank claimed that as part of our acquisition of Stone & Webster in July 2000, we had assumed the estate company’s liability under a loan agreement and guarantee. Saudi American Bank also was awarded interest and attorneys’ fees, bringing its total claim to $11.4 million (plus post-judgment legal interest while any appeal is pending). We are seeking to have the judgment overturned and have been prosecuting our appeal in the U.S. Court of Appeals for the Third Circuit, which has taken the matter under advisement. We may also incur additional attorneys’ fees for the appeal and if the judgment is reversed for a trial on the merits. Although we expect to prevail on appeal, in the event that we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.

We currently have pending before the American Arbitration Association the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W seeks liquidated damages from Mitsubishi in the amount of approximately $38.0 million. Mitsubishi denies liability for any liquidated damages and has asserted a counterclaim in which it requests that S&W be ordered as follows: (1) pay Mitsubishi approximately $13.0 million for equipment, parts and services and (2) return in full the approximately $16 million S&W obtained in draw-downs on letters of credit posted by Mitsubishi. Mitsubishi filed in U.S. District Court a petition to vacate the award and submitted in the arbitration a motion for reconsideration. Proceedings in the district court are currently under a stay issued by the court. The parties have briefed the motion for reconsideration before the arbitration panel and are awaiting a decision. Meanwhile, the arbitration panel has indicated it will attempt to resolve the contingent aspect of its award via motions, and it has established a schedule for briefing of such motions. We previously made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case. If Mitsubishi were to prevail in this matter, it could have a material adverse effect on our financial statements for the period in which any judgment becomes final.

In connection with a cost-reimbursable, target cost engineering, design and project management services contract for the construction of two nuclear power plants in Asia that we signed in 2000, we asserted claims

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against our customer before the arbitration association in the country where the project is located. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if agreed, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award a target cost increase or it awarded an increase less than the amount we sought, we faced an assessment of up to approximately $12.8 million in penalties. In addition, we sought direct payments from the customer of approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim that asserted damages of $4.3 million for re-performance of alleged defective work and $23.6 million to complete our work, but limited its actual claim to $20.0 million based on a cap on such damages contained in the contract. The customer also claimed entitlement to keep $7.2 million in cash against these claims that was drawn on our previously issued letter of credit. On September 3, 2008, the arbitration association rendered an award that granted us most of our claims and that dismissed in their entirety the customer’s counterclaims. We have initiated proceedings in both the country where the project is located and in the U.S. District Court for the Middle District of Louisiana to enforce the award. We expect the customer to contest the award, oppose our enforcement actions, and otherwise seek to overturn the award. We have made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the customer prevails in this matter, it could have a material adverse effect on our financial statements.

See Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for information related to our claims on major projects.

Environmental Liabilities

LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $27.5 million of such real estate assets recorded in other assets on the accompanying balance sheets at August 31, 2008 as compared to $27.7 million at August 31, 2007. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. As of August 31, 2008, our E&I segment had $5.7 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $6.7 million at August 31, 2007.

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

Note 14 —	Business Segments

Our reportable segments are: Energy and Chemicals (E&C); Fossil & Nuclear; Maintenance; Environmental and Infrastructure (E&I); Pipe Fabrication and Manufacturing (F&M); Corporate; and Investment in Westinghouse.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about segment profit and assets (in millions):

						Investment
	Fossil &					in
	Nuclear	E&I	E&C	Maintenance	F&M	Westinghouse	Corporate	Total

Fiscal Year 2008
Revenues from external customers	$2,655.1	$1,462.1	$1,283.3	$1,018.2	$576.6	$—	$2.7	$6,998.0
Intersegment revenues	5.9	4.1	9.3	7.7	—	—	—	27.0
Interest income	3.8	1.5	7.8	0.3	1.7	—	5.8	20.9
Interest expense	1.3	0.8	1.7	—	(0.6)	37.3	5.4	45.9
Depreciation and amortization	11.0	15.5	7.2	3.1	7.9	—	2.5	47.2
Income (loss) before income taxes	112.7	39.3	97.4	33.8	126.8	(107.9)	(81.6)	220.5
Earnings (losses) from unconsolidated entities	—	—	1.5	—	0.3	15.0	.9	17.7
Goodwill	139.2	194.2	114.0	42.0	18.0	—	—	507.4
Total assets	1,019.9	784.7	714.0	175.2	533.6	1,167.9	966.9	5,362.2
Investment in and advances to equity method investees	—	11.3	6.1	—	—	1,158.7	2.1	1,178.2
Purchases of property and equipment	22.9	17.3	13.0	4.5	45.7	—	25.7	129.1
Increases (decreases) in other assets, long-term, net	(3.8)	(0.7)	3.0	—	1.5	(1.7)	(5.5)	(7.2)

						Investment
	Fossil &					in
	Nuclear	E&I	E&C	Maintenance	F&M	Westinghouse	Corporate	Total

Fiscal Year 2007
Revenues from external customers	$1,635.6	$1,469.3	$1,063.9	$1,081.5	$472.8	$—	$0.6	$5,723.7
Intersegment revenues	0.1	4.2	0.4	4.1	—	—	—	8.8
Interest income	3.0	1.2	4.5	1.9	0.9	—	2.3	13.8
Interest expense	1.5	0.9	0.5	—	0.3	30.6	9.6	43.4
Depreciation and amortization	3.6	11.6	5.7	3.5	5.9	—	11.0	41.3
Income (loss) before income taxes	42.3	18.3	35.2	9.3	91.2	(66.7)	(96.4)	33.2
Earnings (losses) from unconsolidated entities	—	(27.4)	1.4	—	—	2.2	0.1	(23.7)
Goodwill	148.6	194.2	111.9	42.0	17.3	—	—	514.0
Total assets	700.2	803.1	422.1	123.9	492.8	1,136.1	972.7	4,650.9
Investment in and advances to equity method investees	—	32.7	4.7	0.5	3.1	1,126.7	0.3	1,168.0
Purchases of property and equipment	6.9	23.2	2.4	2.8	21.5	—	8.4	65.2
Increases (decreases) in other assets, long-term, net	(0.3)	(5.3)	(6.0)	(0.1)	(0.1)	9.5	13.9	11.6

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Investment
	Fossil &					in
	Nuclear	E&I	E&C	Maintenance	F&M	Westinghouse	Corporate	Total

Fiscal Year 2006
Revenues from external customers	$849.0	$2,115.3	$587.6	$904.0	$319.7	$—	$—	$4,775.6
Intersegment revenues	0.4	2.5	0.5	4.2	0.1	—	—	7.7
Interest income	2.1	1.1	2.5	—	0.1	—	0.1	5.9
Interest expense	0.8	0.2	0.3	—	0.8	—	17.1	19.2
Depreciation and amortization	3.2	9.6	3.8	3.0	5.1	—	10.6	35.3
Income (loss) before income taxes	(18.1)	124.7	7.0	18.1	48.2	—	(99.5)	80.4
Earnings (losses) from unconsolidated entities	—	2.7	1.1	—	(1.7)	—	—	2.1
Goodwill	150.7	186.9	111.5	42.0	15.5	—	—	506.6
Total assets	430.6	892.1	285.9	111.1	365.1	—	1,090.9	3,175.7
Investment in and advances to equity method investees	—	44.7	3.4	2.0	3.1	—	—	53.2
Purchases of property and equipment	16.2	15.6	2.0	2.8	6.2	—	6.3	49.1
Increases (decreases) in other assets, long-term, net	7.4	0.1	(8.3)	0.2	0.1	—	2.9	2.4

Segment net income (loss) before income taxes does not include any corporate management fees. Corporate management charges to segments were $56.3 million, $145.7 million and $137.2 million for the years ended August 31, 2008, 2007 and 2006, respectively. All expenses related to the award of options prior to the adoption of FAS 123R were accounted for as general and administrative expenses and allocated to the Corporate segment.

A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	At August 31,
	2008	2007	2006

Total segment assets	$5,362.2	$4,650.9	$3,175.7
Elimination of intercompany receivables	(299.1)	(305.7)	(285.5)
Elimination of investments in subsidiaries	(412.1)	(397.1)	(320.5)
Income tax entries not allocated to segments	(63.7)	(53.6)	(32.3)

Total consolidated assets	$4,587.3	$3,894.5	$2,537.4

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present geographic revenues and long-lived assets (in millions):

	For the Year Ended August 31,
	2008	2007	2006

Revenues:
United States	$5,422.2	$4,525.1	$4,197.8
Asia/Pacific Rim countries	573.0	224.3	161.4
Middle East	719.5	789.4	293.3
United Kingdom and other European countries	193.9	133.8	73.7
South America and Mexico	33.6	22.4	24.9
Canada	25.4	15.2	17.3
Other	30.4	13.5	7.2

	$6,998.0	$5,723.7	$4,775.6

	At August 31,
	2008	2007	2006

Long-Lived Assets:
United States	$1,245.6	$1,173.8	$295.2
United Kingdom	309.3	301.2	9.9
Other foreign countries	32.7	43.8	45.8

	$1,587.6	$1,518.8	$350.9

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” such as deferred income taxes and securities available for sale.

Major Customers

Our customers are principally major multi-national industrial corporations, regulated and merchant energy producers, governmental agencies and equipment manufacturers. Revenues related to U.S. government agencies or entities owned by the U.S. government were $1,111.0 million, $1,129.3 million and $1,927.7 million for the fiscal years ended August 31, 2008, 2007 and 2006, respectively, representing approximately 16%, 20% and 41% of our total revenues for fiscal years 2008, 2007 and 2006, respectively. These revenues were recorded primarily in our E&I segment.

Information about our revenues by segment for major customers is as follows (in thousands):

			Percentage of
	Number of		Segment
Segment	Customers	Revenues	Revenues

Fossil & Nuclear	3	$1,101,199	41%
E&I	1	1,001,121	68
E&C	2	748,274	58
Maintenance	4	500,944	49
F&M	5	193,671	34%

U.S. government agencies or entities are considered to be under common control and are treated as a single customer of our E&I segment in the table above.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Export Revenues

For the fiscal years ended August 31, 2008, 2007 and 2006, our international revenues include approximately $721.9 million, $315.8 million and $219.1 million, respectively, of exports from our domestic facilities.

Note 15 —	Supplemental Disclosure to Earnings (Loss) Per Common Share

	For the Year Ended August 31,
	2008	2007	2006

Weighted average shares outstanding (in thousands):
Basic	82,063	79,857	78,791
Diluted:
Stock options	1,766	—	1,168
LYONs Convertible Debt	—	—	10
Restricted stock	323	—	320

	84,152	79,857	80,289

The following table includes weighted-average incremental shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	For the Year Ended August 31,
	2008	2007	2006

Weighted-average incremental shares:
Stock options	301	5,451	407
Restricted stock	45	1,101	—

Note 16 —	Employee Benefit Plans

The employee benefit and others plans described below cover eligible employees.

Defined Contribution Plans

We sponsor voluntary defined contribution plans for substantially all U.S. employees who are not subject to collective bargaining agreements. Contributions by eligible employees are matched by company contributions up to statutory levels. We also sponsor similar plans in certain foreign locations. Our expense for the plans for the fiscal years ended August 31, 2008, 2007 and 2006 was approximately $24.5 million, $20.8 million and $16.3 million, respectively. Our plans offer employees a number of investment options, including an investment in our common stock. Stock held in the plans is purchased on the open market. At August 31, 2008 and 2007, our plans owned 1,075,260 shares and 1,069,056 shares, respectively, of our common stock. The fair value of the common stock owned by the plans was $53.3 million and $53.5 million as of August 31, 2008 and 2007, respectively.

Defined Benefit Plans

Certain of our foreign subsidiaries sponsor both contributory and noncontributory defined benefit plans for their employees. These plans have been closed to new entrants but eligible employees will continue to accumulate retirement benefits under the plans. These accumulated benefits payable are based primarily on salary levels and years of service. Our funding policy is to contribute for current service costs plus minimum special payments when warranted by applicable regulations. For the years ended August 31, 2008, 2007, and

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, we recognized expense of approximately $4.1 million, $5.3 million and $6.3 million, respectively, related to these plans.

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

Funded Status

Below is a reconciliation of projected benefit obligations, plan assets and the funded status of our defined benefit plans (in thousands):

	For the Year Ended August 31,
	2008	2007

Change in Projected Benefit Obligation:
Projected benefit obligation at the start of the year	$170,500	$157,213
Service cost	2,049	2,686
Interest cost	8,740	6,358
Prior service cost	—	—
Participants’ contributions	902	943
Actuarial loss (gain)	(5,657)	1,754
Benefits paid	(7,202)	(7,499)
Foreign currency exchange	(14,510)	9,045

Projected benefit obligation at the end of the year	$154,822	$170,500

Change in Fair Value of Plan Assets:
Fair value of the plan assets at the start of the year	$133,131	$116,311
Actual return on plan assets	(2,909)	6,981
Company contributions	7,058	9,740
Participants’ contributions	902	943
Benefits paid	(7,202)	(7,499)
Foreign currency exchange	(11,041)	6,655

Fair value of the plan assets at the end of the year	119,939	133,131

Funded Status at end of the year	$(34,883)	$(37,369)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the Components of Net Periodic Benefit Cost and Other amounts recognized in Other Comprehensive Income (in thousands):

	For the Year Ended August 31,
	2008	2007	2006

Net Periodic Benefit Cost:
Service cost	$2,049	$2,976	$2,884
Interest cost	8,740	8,231	7,011
Expected return on plan assets	(8,859)	(8,497)	(6,863)
Amortization of net loss	2,170	2,632	2,403
Other	—	—	872

Total net periodic benefit cost	$4,100	$5,342	$6,307

Accrued benefit cost included in non-current liabilities totaled $34.9 million and $37.3 million at August 31, 2008 and August 31, 2007, respectively. Unrecognized net actuarial losses totaling $49.4 million and $44.2 million at August 31, 2008 and August 31, 2007, respectively, are classified in accumulated other comprehensive loss. Deferred tax assets as of August 31, 2008 and 2007 include $9.1 million and $8.4 million, respectively, related to our pension liability.

Assumptions

For the Year Ended August 31,
	2008	2007	2006

Weighted — Average Assumptions Used to Determine Benefit Obligations at August 31:
Discount rate	6.00-6.20%	5.50-5.75%	5.00-5.25%
Rate of compensation increase	4.00-4.70%	4.00-4.50%	4.00-4.75%
Weighted — Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended August 31:
Discount rate at end of the year	5.50-5.75%	5.00-5.25%	4.75-5.10%
Expected return on plan assets for the year	7.00-7.25%	6.40-7.25%	6.30-8.00%
Rate of compensation increase at end of the year	3.25-4.50%	4.00-4.75%	4.00-4.70%

The accumulated benefit obligations for the plans were $139.3 and $150.9 million at August 31, 2008 and 2007, respectively. We estimate that $2.5 million of experience loss and prior service costs will be amortized from accumulated other comprehensive income into net pension expense during fiscal year 2009.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets

Pension plan weighted-average asset allocations at August 31, 2008 and 2007, by asset category, are as follows:

	At August 31,
Asset Category	2008	2007

Equity securities	48.6%	61.6%
Debt securities	45.6	35.4
Other	5.8	3.0

Total	100.0%	100.0%

We and the plan trustees are responsible for ensuring that the investments of the plans are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the benefits as they mature. To this end, the investment objective is to balance return and funding risks.

Each plan has a target asset allocation that varies investments among equity, debt and other investments. On a combined basis, target asset allocations range from 20%-80% for equity securities, 15%-75% for debt securities, and 0%-20% for other investments. Asset class targets may vary from the stated allocations depending upon prevailing market conditions. In estimating the expected return on plan assets, we consider past performance and future expectations for both the types and expected mix of investments held.

Contributions and Benefit Payments

We expect to contribute $6.7 million to the plans in fiscal year 2009. The following benefit payments are expected to be paid from plans (in thousands):

Fiscal Year	Pension Benefits

2009	$7,212
2010	7,313
2011	7,819
2012	7,825
2013	8,607
2014 — 2018	46,955

In addition to the pension plans disclosed above, we sponsor a defined benefit pension plan for certain employees of our Connex subsidiary. No new participants have been admitted to the plan in the last 12 years. The plan’s benefit formulas generally base payments to retired employees upon their length of service. The plan’s assets are invested in fixed income assets, equity based mutual funds, and money market funds. At August 31, 2008 and 2007, the fair market value of the plan assets was $1.3 million and $1.5 million, respectively, which exceeded the estimated accumulated projected benefit obligation each year. Pension assets included in non-current assets at August 31, 2008 and 2007 were $1.1 million and $1.3 million, respectively.

Supplemental Deferred Compensation Plans

We deposited cash of $2.4 million and $10.4 million as of August 31, 2008 and August 31, 2007, respectively, for a limited number of key employees under the terms of our Deferred Compensation Plan. This is a non-qualified plan for a select group of our highly compensated employees and is utilized primarily as a vehicle to provide discretionary deferred compensation amounts, subject to multi-year cliff vesting requirements, in connection with the recruitment or retention of key employees. These long-term deferral awards are evidenced by individual agreements with the participating employees and generally require the employee to

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintain continuous employment with us or an affiliate for a minimum period of time. Participating employees direct the funds into investment options, and earnings and losses related to the investments are reflected in each participating employee’s account. As of August 31, 2008 and August 31, 2007, other assets include $11.4 million and $10.8 million, respectively, related to this plan.

We previously deposited $15.0 million for our Chief Executive Officer into an irrevocable trust (often referred to as a Rabbi Trust) for purposes of a non-compete agreement. As of August 31, 2008 and August 31, 2007, other current assets include $18.0 million and $17.4 million, respectively, related to this non-compete agreement. The amount of the initial deposit was previously expensed.

In addition to our contributions to the Deferred Compensation Plan, we deposited cash of $1.0 million and $1.0 million as of August 31, 2008 and August 31, 2007, respectively, into interest bearing accounts pursuant to employment agreements entered into with certain employees. As of August 31, 2008 and August 31, 2007, other assets include $2.1 million and $1.0 million, respectively, related to these employment agreements.

Compensation expense recognized in the years ended August 31, 2008 and August 31, 2007 was $4.2 million and $3.3 million, respectively, for these agreements.

Note 17 —	Related Party Transactions

In January 2003, our subsidiary, Stone & Webster, Inc., was awarded a subcontract to perform engineering services for a company (the Related Company) for whom an executive officer and a significant owner is the brother to our Chairman, President and Chief Executive Officer for total consideration of approximately $2.0 million. In connection with the services agreement, we entered into a guaranty agreement with the Related Company under which we agreed, under certain circumstances, to guarantee the payment of certain sums which may be owed by the Related Company to its client under a performance-based services and equipment contract. That guaranty, by its terms, may be assigned by the Related Company to its customer. We also entered into an indemnification and fee agreement the Related Company pursuant to which, among other things, the Related Company must pay us an annual fee in consideration for our entering into the guaranty agreement. The amount of the annual fee varies but totals approximately $0.8 million over the 20-year term. Although we believe the probability we will have to make any payments under the guaranty agreement is remote, we have recorded the guarantee at its fair value of approximately $0.3 million. We have the right, but not the obligation, to take over all of the Related Company’s rights and obligations under its contract with the customer, if a demand by the customer under the contract with the Related Company ever occurs and remains unsatisfied. We expect that we will not be required to make any payments under the guaranty agreement, but the maximum potential amount of future payments (undiscounted) we could be required to make would be approximately $13.0 million over the 20-year term of the contract.

We subcontracted a portion of our work with two companies owned by one of our directors whom our Board had previously determined is considered non-independent. Payments made to one of these companies totaled approximately $0.4 million during fiscal year 2008 and there was a balance of $0.2 million due to the other company as of August 31, 2008. In fiscal year 2007, payments made to these companies totaled approximately $2.7 million. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.

A company (the Related Company) for whom an executive officer and a significant owner is the brother to our Chief Executive Officer is a subcontractor to several of our subcontractors on various projects, where the Related Company has operated in its respective field of mechanical contracting since its founding in 1919. We were not involved in the agreements between our subcontractors and the Related Company, and we have not been provided any information about the terms of these contracts.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse (see Note 2 — Acquisition of Investment in Westinghouse and Related Agreements).

Note 18 —	Foreign Currency Translation and Transactions

Our foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Canadian dollars and the Euro). The currencies are converted to U.S. dollars at exchange rates as of the balance sheet date with the effect of the foreign currency translation reflected in “accumulated other comprehensive income (loss),” a component of shareholders’ equity, in accordance with SFAS 52 and SFAS 130. Foreign currency transaction gains or losses are credited or charged to income as incurred. At August 31, 2008 and 2007, cumulative foreign currency translation adjustments related to these subsidiaries reflected as an increase (reduction) to shareholders’ equity amounted to $0.4 million and ($6.4) million, respectively; transaction gains and losses reflected in income were a gain of $6.6 million during fiscal year 2008, a loss of $5.3 million during fiscal year 2007 and a loss of $0.9 million during fiscal year 2006, respectively. Additionally, during fiscal year 2008 and 2007, we incurred $69.7 million and $33.2 million, net in foreign currency translation losses on the Westinghouse Bonds associated with our investment in Westinghouse.

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

We record our best estimate of performance liability obligations using our history and experience, and, as a result, we may conclude that the probable costs to be incurred to satisfy those obligations are less than the maximum contractual performance liability. For the year ended August 31, 2008, one of our significant joint ventures recorded revenue of $13.0 million, which has an associated minority interest expense of $4.5 million, due to changes in estimates for performance guarantees below the maximum contractual performance liability.

Unapproved Change Orders and Claims

The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded as of August 31, 2008 and excludes all unrecorded amounts and

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues is as follows (in millions):

Amounts included in project estimates-at-completion as of September 1, 2007	15.1
Changes in estimates-at-completion	80.9
Approved by customer	(32.4)

Amounts included in project estimates-at-completion at August 31, 2008	63.6

Amounts accrued in revenues (or reductions to contract costs) at August 31, 2008	$44.1

The difference between the amounts included in project estimates-at-completion (EAC) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts relates to forecasted costs which have not yet been incurred (i.e. remaining percentage-of-completion revenue recognition on the related project). Substantially all of the recorded amounts as of August 31, 2008 were recorded during fiscal year 2008.

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

In connection with an international fixed price contract undertaken by our Fossil & Nuclear segment that is subject to a schedule of rates for changes, where our services include fabrication, erection and construction, we have provided our customer notice of arbitration relating to re-measurements of quantities, claims and unapproved change orders. We currently are seeking approximately $46.5 million in additional compensation under the terms of the contract. Recently, our customer has reduced the scope of our work including areas that are part of the unapproved change orders and claims. However, they did not specify the dollar equivalents of the de-scoped work, which we estimate at approximately $21.8 million. Since the value of de-scoped work has not been agreed, it is impossible to correspondingly reduce our request for unapproved change orders and claims at this time. As of August 31, 2008, we believe we have completed the project, and $12.8 million in pending accounts receivable from the customer. Additionally, we provided the customer with a performance letter of credit in the amount of $5.3 million. On October 14, 2008, our customer gave us notice of its intent to bring a counterclaim against us relating to alleged certain costs associated with completing work that the customer removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. We have requested from the customer the production of certain documents related to such asserted counterclaim. Based on the limited information we have received to date from our customer, we believe we have contractual and legal defenses and thus the asserted counterclaim is without merit. We have evaluated our claims and made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. This matter represents the largest of the projects comprising our unapproved change orders and claims. If the customer were to completely or substantially prevail in this matter, the outcome would have a material adverse effect on our statement of operations.

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

Our revenue estimates-at-completion include an estimate of amounts which we expect to earn if we achieve a number of agreed upon criteria. As of August 31, 2008 and August 31, 2007, our project estimates

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included $68.2 million and $38.0 million related to estimated achievement of these criteria. On a percentage of completion basis, we have recorded $31.4 million and $33.3 million of these estimated amounts in revenues for the related contracts and equal amount in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress as of August 31, 2008. If we do not achieve the criteria at the amounts we have estimated, our revenues and profit related to this project may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.

On one project in our Maintenance segment, we reduced our estimate of incentive fees during 2007 resulting in a reduction of revenues of approximately $17.0 million.

Contract Losses

Accrued contract losses recorded on projects in progress are included in billings in excess of estimated earnings on uncompleted contracts and were $3.8 million and $10.2 million as of August 31, 2008 and 2007, respectively.

Note 20 —	Supplemental Cash Flow Information

	For Year Ended August 31,
	2008	2007	2006

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$32,628	$23,072	$19,404

Income taxes	$14,498	$8,879	$4,035

Non-cash investing and financing activities:
Financed insurance premiums	$12,782	$11,138	$10,068

Release of purchase accounting tax contingency	$9,400	$—	$—

Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $775 and $2,667, respectively	$1,360	$4,000	$—

Acquisition of businesses through issuance of debt	$—	$7,067	$—

Equity in Westinghouse accumulated other comprehensive income, net of deferred taxes of $4,206 and $12,526, respectively	$6,467	$19,593	$—

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Quarterly Financial Data (Unaudited) and Current Year Corrections of Errors

The unaudited quarterly financial data for our second and third fiscal quarters of fiscal year 2008 has been restated to correct errors in our previously filed Quarterly Reports on Form 10-Q. See below for a discussion of the errors impacting our unaudited quarterly financial data.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)
		(Restated)	(Restated)

Year ended August 31, 2008
Revenues	$1,712,160	$1,644,561	$1,813,064	$1,828,226

Gross profit	$135,018	$123,946	$172,896	$154,173

Operating income	$66,130	$52,283	$100,569	$90,723

Interest expense, net	$(6,241)	$(5,541)	$(7,053)	$(6,174)

Foreign currency translation/transaction gains (losses)	$(56,074)	$(33,901)	$(6,529)	$33,479

Income (loss) before minority interest, earnings (losses) from unconsolidated entities	$3,520	$13,235	$88,232	$115,503

Net income (loss)	$2,230	$3,950	$51,954	$82,582

Basic net income (loss) per share	$0.03	$0.05	$0.63	$1.00

Diluted net income (loss) per share	$0.03	$0.05	$0.62	$0.98

(1)	— Our fourth quarter of fiscal year 2008 includes an adjustment to reduce revenue and gross profit by $42.7 related to the fixed-price coal fired power project discussed below.

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(1)

Year ended August 31, 2007
Revenues	$1,276,131	$1,208,190	$1,602,741	$1,636,650

Gross profit	$90,084	$28,577	$134,289	$122,467

Operating income (loss)	$25,714	$(42,879)	$66,102	$51,990

Interest expense	$(8,152)	$(13,077)	$(11,622)	$(10,537)

Foreign currency translation/transaction gains (losses)(1)	$(34,094)	$32,379	$15,156	$(51,920)

Income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$(14,260)	$(21,953)	$73,398	$(4,019)

Income (loss) from continuing operations	$(12,289)	$(61,494)	$54,138	$645

Net income (loss)	$(12,289)	$(61,494)	$54,138	$645

Basic net income (loss) per share	$(0.15)	$(0.77)	$0.68	$0.01

Diluted net income (loss) per share	$(0.15)	$(0.77)	$0.66	$0.01

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
— In the first quarter of fiscal year 2007, we acquired a 20% equity interest in Westinghouse. See Note 2 — Acquisition of Investment in Westinghouse and Related Agreements, with respect to the bond interest expense and foreign currency translation gains and losses.

Restatement of Quarterly Consolidated Statements

Our previously reported net income for the three months ended February 29, 2008 and May 31, 2008 is being reduced by $5.0 million and $2.0 million, respectively, due primarily to an error on a power project in our Fossil & Nuclear segment with respect to the estimated cost at completion on a fixed-price coal fired power project. The adjustments to the three months ended February 29, 2008 and May 31, 2008 reflect a restatement of the previously reported data for this error as well as the correction of other errors pursuant to Staff Accounting Bulletin 108 (SAB 108). Certain of these other errors that were previously corrected in the three months ended May 31, 2008 are now reflected as corrections of errors in the three months ended February 29, 2008.

The tables below provide the impact of the errors on each of our previously reported quarterly consolidated statements of operations for our second and third quarters of fiscal year 2008 (dollars in thousands, except per share data):

For the Fiscal Quarter Ended	Previously	Restatement
February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated

Revenues	$1,653,222	$(8,661)	$1,644,561
Cost of revenues	1,518,205	2,410	1,520,615

Gross profit	135,017	(11,071)	123,946
General and administrative expenses	73,798	(2,135)	71,663

Operating income (loss)	$61,219	$(8,936)	$52,283

Interest expense, net	$(5,175)	$(366)	$(5,541)

Foreign currency translation/transaction gain/(loss)	$(34,947)	$1,046	$(33,901)

Income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$21,431	$(8,196)	$13,235

Provision (benefit) for income taxes	$7,184	$(3,236)	$3,948

Income (loss) before minority interest and earnings (losses) from unconsolidated entities	$14,247	$(4,960)	$9,287

Net income (loss)	$8,879	$(4,929)	$3,950

Basic earnings (loss) per share:
Net Income	$0.11	$(0.06)	$0.05

Diluted net income (loss) per share:	$0.11	$(0.06)	$0.05

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Previously	Restatement
As of February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated

Current assets	$2,160,987	$2,773	$2,163,760

Total assets	$4,237,553	$2,165	$4,239,718

Current liabilities	$1,597,755	$8,321	$1,606,076

Total liabilities	$2,902,222	$5,886	$2,908,108

Shareholders’ equity	$1,335,331	$(3,721)	$1,331,610

	Previously	Restatement
For the Six Months Ended February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated

Net cash provided by operating activities	$304,722	$—	$304,722

Net cash (used in) investing activities	$(47,983)	$—	$(47,983)

Net cash provided by financing activities	$50,808	$—	$50,808

The adjustments for the three months ended February 29, 2008 include the following errors in the accounting for:

•	Adjustments in revenue and gross profit are due primarily to an $(8.2) million reduction for the percent completion revenue amount related to a $9.8 million error in the estimated at completion cost for a fixed-price coal fired power project; and $(0.5) million reduction for other adjustments of varying amounts.

•	Adjustments to cost of revenues and gross profit include a $(0.9) million reduction in management incentives due to an error on the fixed-price coal fired power project mentioned above; $1.3 million increase for workers compensation and other claims on a project; $1.1 million increased accrual for vacation and other employee related benefits; and an increase of $0.9 million for other adjustments of varying amounts.

•	Adjustments to general and administrative expenses include a $(1.1) million reduction due to adjustments to various incentive plans and $(1.0) million reduction for other adjustments of varying amounts.

•	Adjustments to foreign translation/transaction gain/(loss) include a gain of $1.0 million related to foreign currency transactions not previously recorded.

•	An adjustment to the provision for income taxes relates to the impact of the items noted above.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents corrected information concerning segment revenues, gross profit and income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended February 29, 2008 (in thousands, except percentages).

For the Fiscal Quarter Ended	Previously	Restatement
February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated

Revenues
Fossil & Nuclear	$647,396	$(8,295)	$639,101
E&I	344,459	(43)	344,416
E&C	273,291	243	273,534
Maintenance	244,446	321	244,767
F&M	142,946	(887)	142,059
Corporate and other	684	—	684

Total revenues	$1,653,222	$(8,661)	$1,644,561

Intersegment revenues:
Fossil & Nuclear	$685	$—	$685
E&I	496	—	496
E&C	(392)	—	(392)
Maintenance	302	—	302

Total intersegment revenues	$1,091	$—	$1,091

Gross Profit
Fossil & Nuclear	$43,522	$(9,249)	$34,273
E&I	23,217	324	23,541
E&C	16,214	(629)	15,585
Maintenance	11,985	(150)	11,835
F&M	39,020	(1,325)	37,695
Corporate and other	1,059	(42)	1,017

Total gross profit	$135,017	$(11,071)	$123,946

Gross profit percentage
Fossil & Nuclear	6.7%		5.4%
E&I	6.7%		6.8%
E&C	5.9%		5.7%
Maintenance	4.9%		4.8%
F&M	27.3%		26.5%
Corporate and other	NM		NM
Total gross profit percentage	8.2%		7.5%

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Fiscal Quarter Ended	Previously	Restatement
February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
Fossil & Nuclear	$32,813	$(8,701)	$24,112
E&I	5,120	317	5,437
E&C	11,842	(134)	11,708
Maintenance	9,297	(65)	9,232
F&M	33,157	(1,131)	32,026
Investment in Westinghouse	(50,462)	29	(50,433)
Corporate and other	(20,336)	1,489	(18,847)

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$21,431	$(8,196)	$13,325

The following table presents corrected information concerning our segments’ assets as of February 29, 2008 (in thousands).

	Previously	Restatement
	Reported	Adjustments	As Restated

Assets
Fossil & Nuclear	$1,001,039	$395	$1,001,434
E&I	778,465	(152)	778,313
E&C	401,648	181	401,829
Maintenance	155,944	(303)	155,641
F&M	488,171	(659)	487,512
Investment in Westinghouse	1,177,461	28	1,177,489
Corporate and other	1,039,081	2,331	1,041,412

Total segment assets	5,041,809	1,821	5,043,630
Elimination of investment in consolidated subsidiaries	(406,205)	(5,881)	(412,086)
Elimination of intercompany receivables	(293,137)	(78)	(293,215)
Income taxes not allocated to segments	(104,914)	6,303	(98,611)

Total consolidated assets	$4,237,553	$2,165	$4,239,718

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended May 31, 2008, our previously reported and restated results after correcting for all out-of-period errors were as follows:

For the Fiscal Quarter Ended	Previously	Restatement
May 31, 2008 (Unaudited)	Reported	Adjustments	As Restated

Revenues	$1,820,745	$(7,681)	$1,813,064
Cost of revenues	1,645,236	(5,068)	1,640,168

Gross profit	175,509	(2,613)	172,896
General and administrative expenses	71,520	807	72,327

Operating income	$103,989	$(3,420)	$100,569

Interest income (expense), net	$(7,645)	$592	$(7,053)

Foreign currency translation/transaction gains (losses), net	$(6,299)	$(230)	$(6,529)

Income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$91,341	$(3,109)	$88,232

Provision (benefit) for income taxes	$34,094	$(1,184)	$32,910

Income (loss) before minority interest and earnings (losses) from unconsolidated entities	$57,247	$(1,925)	$55,322

Net income (loss)	$53,910	$(1,956)	$51,954

Basic net income (loss) per share:
Net Income	$0.65	$(0.02)	$0.63

Diluted net income per share:	$0.64	$(0.02)	$0.62

As of May 31,	Previously	Restatement
2008 (Unaudited)	Reported	Adjustments	As Restated

Current assets	$2,350,565	$7,934	$2,358,499

Total assets	$4,449,943	$7,985	$4,457,928

Current liabilities	$1,719,181	$15,039	$1,734,220

Total liabilities	$3,025,968	$14,905	$3,040,873

Shareholders’ equity	$1,423,975	$(6,920)	$1,417,055

For the Nine Months Ended	Previously	Restatement
May 31, 2008 (Unaudited)	Reported	Adjustments	As Restated

Net cash provided by operating activities	$338,248	$—	$338,248

Net cash (used in) investing activities	$(63,464)	$—	$(63,464)

Net cash provided by financing activities	$60,107	$—	$60,107

The adjustments for the three months ended May 31, 2008 include the following errors in the accounting for:

•	Adjustments in revenue and gross profit due primarily to a $(10.7) million reduction for the percent completion revenue amount related to a $20.0 million error in the estimated at completion cost for a

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed-price coal fired power project; a $2.0 million increase to correct escalation adjustments on certain fabrication contracts; and a $1.0 million increase of other adjustments of varying amounts.

•	Adjustments to cost of revenues and gross profit include a $1.5 million reduction in accrued expenses and management incentives on the fixed-price coal fired power project mentioned above; $1.3 million reduction for workers compensation and other claims on a project; and a $2.3 million reduction for other adjustments of varying amounts.

•	Adjustments to increase general and administrative expenses include $0.8 million consisting of adjustments of varying amounts.

•	An adjustment to the provision for income taxes relates to the impact of the items noted above.

The following table presents corrected information concerning segment revenues, gross profit and income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended May 31, 2008 (in thousands, except percentages).

For the Fiscal Quarter Ended	Previously	Restatement
May 31, 2008 (Unaudited)	Reported	Adjustments	As Restated

Revenues
Fossil & Nuclear	$691,530	$(10,507)	$681,023
E&I	349,571	43	349,614
E&C	338,768	(493)	338,275
Maintenance	309,399	393	309,792
F&M	130,639	2,883	133,522
Corporate and other	838	—	838

Total revenues	$1,820,745	$(7,681)	$1,813,064

Intersegment revenues:
Fossil & Nuclear	$2,359	$—	$2,359
E&I	2,100	—	2,100
E&C	2,257	—	2,257
Maintenance	1,127	—	1,127

Total intersegment revenues	$7,843	$—	$7,843

Gross Profit
Fossil & Nuclear	$54,680	$(6,248)	$48,432
E&I	25,540	(326)	25,214
E&C	45,145	(356)	44,789
Maintenance	17,145	564	17,709
F&M	32,023	3,725	35,748
Corporate and other	976	28	1,004

Total gross profit	$175,509	$(2,613)	$172,896

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Fiscal Quarter Ended	Previously	Restatement
May 31, 2008 (Unaudited)	Reported	Adjustments	As Restated

Gross profit percentage
Fossil & Nuclear	7.9%		7.1%
E&I	7.3		7.2%
E&C	13.3		13.2%
Maintenance	5.5		5.7%
F&M	24.5		26.8%
Corporate and other	NM		NM
Total gross profit percentage	9.6%		9.5%
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
Fossil & Nuclear	$45,120	$(6,571)	$38,549
E&I	7,767	(379)	7,388
E&C	36,878	(36)	36,842
Maintenance	14,156	370	14,526
F&M	25,729	3,393	29,122
Investment in Westinghouse	(18,510)	(29)	(18,539)
Corporate and other	(19,799)	143	(19,656)

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$91,341	$(3,109)	$88,232

NM — Not Meaningful.

The following table presents information concerning our segments’ assets as of May 31, 2008 (in thousands).

	Previously	Restatement
	Reported	Adjustments	As Restated

Assets
Fossil & Nuclear	$1,100,043	$432	1,100,475
E&I	771,642	37	771,679
E&C	517,134	17	517,151
Maintenance	182,598	128	182,726
F&M	488,617	1,522	490,139
Investment in Westinghouse (see Note 1)	1,181,188	—	1,181,188
Corporate	982,211	5,595	987,806

Total segment assets	5,223,433	7,731	5,231,164
Elimination of investment in consolidated subsidiaries	(413,586)	—	(413,586)
Elimination of intercompany receivables	(295,729)	(109)	(295,838)
Income taxes not allocated to segments	(64,175)	363	(63,812)

Total consolidated assets	$4,449,943	$7,985	$4,457,928

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	New Accounting Pronouncements

In June 2008, the FASB Staff Position ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (EITF 03-6-1). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). This consensus is effective for our fiscal year beginning September 1, 2009. We are currently evaluating the impact of EITF 03-6-1 on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

In June 2008, the FASB ratified the consensuses of Emerging Issues Task Force (EITF) Issue No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF 08-3). EITF 08-3 indicates. This consensus is effective for our fiscal year beginning September 1, 2009. We are currently evaluating the impact of EITF 08-3 on our consolidated financial statements. We do not anticipate that the adoption of this pronouncement will have a material effect on our consolidated financial statements.

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

In December 2007, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for our fiscal year beginning September 1, 2009 and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. We do not expect EITF 07-1 to have a material impact on our consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 permits an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for our fiscal year beginning September 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We do not believe that adopting SFAS 159 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the previously deferred portion of the funded status of defined benefit pension and other postretirement benefit plans. SFAS 158 requires prospective application, recognition and disclosure requirements are effective for our fiscal year ending August 31, 2007, which did not have a material effect on our consolidated financial statements. The impact of adopting SFAS 158 resulted in an increase in deferred income taxes of $8.0 million, an increase in other liabilities of $19.6 million and a reduction to stockholders’ equity of $11.6 million.

Note 23 —	Subsequent Events (Unaudited)

On October 20, 2008, we amended our Credit Facility to allow up to $200 million of its unrestricted cash to be used to collateralize letters of credit in addition to the current credit facility. Shaw also received an incremental commitment of $3 million to the existing facility bringing the total commitments under the Credit Facility to $1.053 billion until April 25, 2010.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) LTD.

We have audited the accompanying combined balance sheets as of March 31, 2008 and 2007, of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) LTD. (the Company), and the related combined statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2008 and for the period from inception (October 1, 2006) to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) LTD. at March 31, 2008 and 2007 and the combined results of their operations and their cash flows for the year ended March 31, 2008 and for the period from inception (October 1, 2006) to March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the combined financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, during the year ended March 31, 2008.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 24, 2008

A member firm of Ernst & Young Global Limited

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED BALANCE SHEETS
At March 31, 2008 and March 31, 2007
(Amounts in thousands)

		March 31,	March 31,
	Notes	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	4	$287,431	$112,711
Receivables, net of allowance for doubtful accounts of $213 and $707	4	384,221	243,267
Related-party receivables	20	252,520	351,008
Inventories	9	441,909	361,740
Costs and estimated earnings in excess of billings on uncompleted contracts		307,478	152,325
Deferred income tax assets	8	130,488	52,633
Other current assets	11	152,396	60,075

Total		1,956,443	1,333,759

NONCURRENT ASSETS:
Property, plant, and equipment, net	2,5,10	514,816	453,687
Goodwill	2,6	2,943,617	2,845,675
Other intangible assets, net	2,6	2,041,048	2,086,278
Uranium inventory	17	735,406	833,556
Other noncurrent assets	11	108,997	133,746

Total		6,343,884	6,352,942

TOTAL		$8,300,327	$7,686,701

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable		$252,244	$164,149
Billings in excess of costs and estimated earnings on uncompleted contracts		687,411	550,487
Reserves for settlement obligations	15	22,517	26,683
Amounts billed in excess of revenue		123,377	67,655
Secured borrowings	12	50,000	50,000
Other current liabilities	4,13	423,608	318,461

Total		1,559,157	1,177,435

NONCURRENT LIABILITIES:
Reserves for settlement obligations	15	28,751	47,336
Reserves for decommissioning matters	5	253,193	266,882
Benefit obligations	7	187,568	196,525
Deferred income tax liabilities	8	415,805	406,841
Other noncurrent liabilities	13	100,770	59,526

Total		986,087	977,110

MINORITY INTEREST		4,728	4,440

STOCKHOLDERS’ EQUITY	4,14	5,750,355	5,527,716

TOTAL		$8,300,327	$7,686,701

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF OPERATIONS
For the Twelve-Month Period ended March 31, 2008 and
the Six-Month Period from October 1, 2006 to March 31, 2007
(Amounts in thousands)

		March 31,	March 31,
	Notes	2008	2007

NET REVENUES	3,4	$2,710,455	$1,124,119
COST OF GOODS SOLD		2,043,109	823,022

GROSS PROFIT		667,346	301,097
MARKETING, ADMINISTRATIVE, AND GENERAL EXPENSES		484,860	235,619
AMORTIZATION OF INTANGIBLES	3,6	78,508	39,109

INCOME FROM OPERATIONS		103,978	26,369
INTEREST AND OTHER INCOME (EXPENSE)
Interest Income		23,961	9,712
Interest Expense		(12,915)	(9,445)
Other Income and Expense, Net	4,19	19,471	(3,638)

Total Interest and Other Income (Expense)		30,517	(3,371)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN INCOME FROM CONSOLIDATED SUBSIDIARIES		134,495	22,998
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES		(779)	(566)

INCOME BEFORE TAXES		133,716	22,432
INCOME TAX PROVISION	8	24,176	9,863

NET INCOME		$109,540	$12,569

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Twelve-Month Period ended March 31, 2008 and
the Six-Month Period from October 1, 2006 to March 31, 2007
(Amounts in thousands)

			Accumulated
			Other
			Comprehensive
	Capital Stock	Retained Earnings	(Loss) Income	Total Equity

TWELVE-MONTH PERIOD ENDED MARCH 31, 2008
BALANCE AT MARCH 31, 2007	$5,400,000	$12,569	$115,147	$5,527,716

Comprehensive income (loss):
Net income	—	109,540		109,540
Unrealized loss on derivatives, net of tax effect of $1,271			(6,890)	(6,890)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $15,755	—	—	23,161	23,161
Unrealized foreign currency gain on translation adjustment	—	—	104,998	104,998

Total changes for the twelve-month period ended March 31, 2008	—	109,540	121,269	230,809

Dividends	—	(8,170)	—	(8,170)

BALANCE AT MARCH 31, 2008	$5,400,000	$113,939	$236,416	$5,750,355

			Accumulated
			Other
			Comprehensive
	Capital Stock	Retained Earnings	(Loss) Income	Total Equity

SIX-MONTH PERIOD ENDED MARCH 31, 2007
Invested capital	$5,400,000	$—	$—	$5,400,000

Comprehensive income (loss):
Net income	—	12,569	—	12,569
Unrealized loss on derivatives, net of tax effect of $570		—	(856)	(856)
Adjustment for adoption of SFAS No. 158, net of tax effect of $2,286	—	—	3,430	3,430
Unrealized foreign currency gain on translation adjustment	—		112,573	112,573

Total changes for the six-month period ended March 31, 2007	—	12,569	115,147	127,716

BALANCE AT MARCH 31, 2007	$5,400,000	$12,569	$115,147	$5,527,716

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF CASH FLOWS
For the Twelve-Month Period ended March 31, 2008 and
the Six-Month Period from October 1, 2006 to March 31, 2007
(Amounts in thousands)

	March 31,	March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,540	$12,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,808	69,065
Deferred income taxes	(29,402)	(4,573)
Loss (gain) on sale of property, plant, and equipment	318	(36)
Gain on foreign currency translation	(17,381)	(773)
Minority interest	779	566
Changes in:
Receivables	(105,628)	67,718
Notes repaid by related parties	542,967	—
Notes issued to related parties	(444,448)	(351,008)
Inventories	73,245	(146,091)
Costs and estimated earnings in excess of billings on uncompleted contracts	(150,427)	(17,207)
Other current assets	(88,957)	17,254
Other noncurrent assets	(4,638)	(55,697)
Accounts payable and other current liabilities	233,111	130,446
Billings in excess of costs and estimated earnings on uncompleted contracts	130,500	105,597
Other noncurrent liabilities	(17,929)	57,861

Net cash provided by (used in) operating activities	371,458	(114,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Westinghouse, net of cash acquired	(47,972)	(5,135,502)
Acquisitions of businesses and intangible assets, net of cash acquired	(65,289)	—
Proceeds from sale of property, plant, and equipment	49	1,480
Purchases of property, plant, and equipment	(96,165)	(49,311)

Net cash used in investing activities	(209,377)	(5,183,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Invested capital	—	5,400,000
Dividends paid	(8,170)	—

Net cash provided by (used in) financing activities	(8,170)	5,400,000

EFFECT OF FOREIGN CURRENCY TRANSLATION	20,809	10,353

NET INCREASE IN AND ENDING CASH AND CASH EQUIVALENT	174,720	112,711
CASH AND CASH EQUIVALENTS, BEGINNING	112,711	—

CASH AND CASH EQUIVALENTS, ENDING	$287,431	$112,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,504	$3,179

Cash paid for income taxes	$63,078	$18,702

Non-cash financing of business acquisition	$8,000	$—

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The combined financial statements include the accounts of the holding companies Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK) LTD. (TNEH-UK) and subsidiaries (collectively, the Company). On October 16, 2006, Toshiba Corporation (Toshiba) acquired BNFL USA Group Inc. and Westinghouse Electric UK Ltd. (collectively, Westinghouse) from BNFL, plc through TNEH-US and TNEH-UK. Toshiba invested approximately $4,158 million to acquire 77% ownership and control of the Company. The remaining 23% at the acquisition date was held by two strategic partner companies: the Shaw Group Inc. (Shaw) and IHI Corporation (IHI). Shaw invested approximately $1,080 million for a 20% interest, and IHI invested approximately $162 million for a 3% interest. On October 1, 2007, National Atomic Company Kazatomprom (Kazatomprom), a Kazakhstan joint stock company, acquired a 10% interest in each of the holding companies from Toshiba, reducing the Toshiba ownership of the Company to 67%. Toshiba, Shaw, IHI and Kazatomprom have entered into Shareholders Agreements for TNEH-US (U.S. Shareholders Agreement) and TNEH-UK (UK Shareholders Agreement), which define the owners’ rights and obligations with respect to capitalization, management, control, dividends, shareholdings, and certain other matters relating to TNEH-US and TNEH-UK.

TNEH-US and TNEH-UK are under common ownership, control, and management and therefore, their accounts have been combined. The Company operates on a fiscal year ended March 31. These combined financial statements are for the twelve-month period ended March 31, 2008 and for the six-month period from October 1, 2006, the effective date of the acquisition of Westinghouse, to March 31, 2007. All significant intercompany transactions and balances have been eliminated in combination.

The Company serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel, and a wide range of other products and services to the owners and operators of commercial nuclear power plants.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying combined financial statements include the assets and liabilities of the Company as of March 31, 2008 and March 31, 2007, and the results of operations for the twelve-month period ended March 31, 2008 and the six-month period from October 1, 2006 to March 31, 2007. Unless otherwise indicated, all dollar amounts in these combined financial statements and notes thereto are presented in thousands. Certain amounts for the six-month period ended March 31, 2007 have been reclassified to conform to presentation for the twelve-month period ended March 31, 2008.

SIGNIFICANT ACCOUNTING POLICIES

Use of estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue from contracts to provide construction, engineering, design, or other services is reported on the percentage-of-completion method of accounting, in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. In the case of modifications to the contract, revenue is recognized when the change order has been agreed to by the customer and approval is probable, but no margin is recognized until a final executed change order is obtained. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably, realization is probable and there is a legal basis of the claim.

Revenue for sales of multiple deliverables (which could be different combinations of the Company’s products and services in one or a series of related contracts) is recognized based on the relative fair value of the deliverables in accordance with Emerging Issues Task Force Issue (EITF) 00-21, Revenue Arrangements with Multiple Deliverables. Relative fair value is generally determined based on sales of similar products and services in stand-alone contracts.

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

Costs and estimated earnings in excess of billings on uncompleted contracts (an asset) represent costs and estimated profit thereon in excess of related contract billings on contracts that are accounted for under the percentage-of-completion method and in progress at the balance sheet date. Billings in excess of costs and estimated earnings on uncompleted contracts (a liability) represent billings on contracts in excess of related contract costs and estimated profit thereon at the balance sheet date. Billings are generally based on the terms for contracts accounted for under the percentage-of-completion method and progress of the contracts and may have no direct relationship to the actual costs incurred at a given point in time.

The Company receives advance payments on certain contracts to supply nuclear fuel to operating plants. Revenue is recognized when the product is shipped and risk of loss is transferred to the customer for these contracts. Cash received prior to revenue recognition for these contracts is reported as amounts billed in excess of revenue in the accompanying combined balance sheets.

Goodwill and other intangible assets — Impairment of goodwill and intangible assets with indefinite lives is assessed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires goodwill and intangible assets with indefinite lives to be tested annually for impairment, with more frequent tests required if indications of impairment exist. Under SFAS No. 142, impairment of intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is considered to be impaired under SFAS No. 142 if the carrying value of a “reporting unit” exceeds its estimated fair value. The Company conducts its tests of goodwill impairment on an annual basis, and on an interim basis as necessary in accordance with SFAS No. 142. The Company primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, the Company incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors into its revenue and expense forecasts. Management believes that there was no impairment of

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

goodwill or indefinite-lived intangible assets for the twelve-month period ended March 31, 2008. (See Notes 2 and 6 for additional information.)

Other intangible assets with definite lives are recorded at fair market value at time of acquisition and are amortized on a straight-line basis over their estimated useful lives. (See Notes 2 and 6 for additional information.)

Impairment of long-lived assets and definite-lived intangible assets — The carrying values of long-lived assets, which include property, plant, and equipment, and definite-lived intangible assets, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value, and if required, such adjustments would be measured based on discounted cash flows. There was no impairment of long-lived assets or definite-lived intangible assets for the year ended March 31, 2008.

Income taxes — The Company and its U.S.-based subsidiaries file a federal income tax return. The Company files other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Valuation allowances are recorded against deferred tax assets in situations where significant uncertainty exists relative to sufficient future taxable income in certain jurisdictions to use the benefits associated with the deferred tax assets. At March 31, 2008 and March 31, 2007, the Company recorded $21,878 and $16,817, respectively, as valuation reserves, which are included as a reduction to deferred tax assets in the accompanying combined balance sheets.

The Company adopted FIN No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective as of April 1, 2007. FIN 48 provides guidance on accounting for income tax positions about which the Company has concluded there is a level of uncertainty with respect to the recognition in the Company’s financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The effect of adopting FIN 48 was treated as a pre-acquisition contingency and an adjustment to goodwill of $8,903 was recorded.

Translation of foreign currencies — The local currencies of the Company’s foreign operations have been determined to be their functional currencies. Assets and liabilities of foreign operations are translated into U.S. dollars at exchange rates at the balance sheet date. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of accumulated other comprehensive income. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency, which were not material for all periods presented, are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of all foreign operations to be permanently reinvested.

Cash and cash equivalents — For the purposes of the combined financial statements, all highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents may at times exceed federally insured amounts for United States bank accounts.

Receivables — Credit is regularly extended to customers for purchases made in the ordinary course of business based upon the Company’s assessment of creditworthiness. Collection of customer receivables generally occurs within 90 days from billing; billing generally occurs according to terms provided in contractual agreements. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. Increases in the

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

allowance are charged to marketing, general, and administrative expenses in the accompanying combined statements of operations. Accounts are judged to be delinquent principally based on contractual terms. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the customer.

Inventories — Inventories are stated at the lower of cost determined on a first-in, first-out basis, or market. The elements of cost included in inventories are direct labor, direct material, and certain overhead including depreciation.

Uranium inventory — Uranium inventory is primarily used in the operations of the business. The Company maintains uranium inventory working stock in order to provide inventory to its customers during times of low supply and to ensure efficient manufacturing processes. However, the Company periodically enters into transactions to sell uranium not needed to support production when appropriate opportunities arise. The Company classifies the estimated portion of its uranium working stock that will not be sold or utilized within the next 12 months as a noncurrent asset. Uranium inventory is stated at the lower of cost or market. (See Note 17 for additional information.)

Property, plant, and equipment — Property, plant, and equipment (other than construction in progress) are recorded at cost (including decommissioning costs where appropriate) less accumulated depreciation. Construction in progress is stated at cost and is not depreciated until placed in service.

Depreciation is calculated using the historical cost of assets, generally on a straight-line basis, over their estimated useful lives. The estimated lives used for depreciation purposes are:

Buildings and improvements —	13 to 55 years
Machinery and equipment —	3 to 30 years

Leasehold improvements are amortized over the shorter of lease term or the asset useful life.

Assets held under capital leases are capitalized in the accompanying combined balance sheets and are depreciated over their useful lives. Interest expense related to the capital lease obligations is charged to the accompanying combined statements of operations over the period of the lease.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When property, plant, and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation and amortization accounts are relieved and any resulting gain or loss is reflected in earnings.

The Company recognizes asset retirement obligations (ARO) in accordance with SFAS No. 143, Accounting For Asset Retirement Obligations, for decommissioning and other legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset, and FIN 47, Accounting for Conditional Asset Retirement Obligations, for conditional ARO in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. (See Note 5 for additional information).

Settlement obligations — The Company provides for the estimated future costs for the resolution of various settlements related to litigation as more fully described in Note 15. The Company has entered into settlement agreements resolving several of these claims; these agreements generally require the Company to provide cash and/or certain products and services at discounted prices. The Company estimates the future cash payments, discounts, and other costs associated with these matters and has provided for their net present value

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

in the reserves for settlement obligations in the combined balance sheet. The Company reflects changes in estimates to the settlement obligations as events occur and uncertainties are resolved.

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

Segment reporting — SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of the Company’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 3. There is no aggregation within the Company’s defined business segments.

Research and development expenditures — Research and development expenditures on projects not specifically recoverable directly from customers are charged to operations in the year in which incurred. The Company recorded $41,688 and $47,091 of research and development costs, which are included in the accompanying combined statements of operations in marketing, administrative, and general expenses in the accompanying combined statements of operations for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, respectively.

The NuStart Energy Development, LLC (NuStart) was formed in 2004 with the purpose of obtaining a Construction and Operating License (COL) from the U.S. Nuclear Regulatory Commission (NRC) for an advanced nuclear power plant and to complete the design engineering for the two selected reactor technologies. The NuStart consortium participants consist of 10 members and two reactor vendors, one of which is Westinghouse for its AP1000 reactor design. Under the NuStart consortium arrangement, work is performed and the Company receives Funding through a Direct Cooperative Agreement with the DOE for research and development costs, design finalization costs, and costs associated with COL activities. The Company recorded $7,869 and $4,200 of proceeds as a reduction of marketing, administrative, and general expenses in the combined statements of operations for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, respectively.

Pre-contract costs — Pursuant to the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the Company began accounting for the design finalization and COL activity costs as pre-contractual costs, and at March 31, 2008, $23.8 million of such costs were included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheets. That amount is net of proceeds from the DOE of $36.3 million. (See Note 16 for a discussion of sales of AP1000 nuclear plants.)

Shipping and handling costs — The Company expenses shipping and handling costs as incurred. These costs are included in cost of goods sold.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Pensions and postretirement benefits — The Company provides postretirement benefits in the form of pensions, defined medical, dental, and life insurance for eligible retirees and dependents for the benefit of the majority of employees.

The contributions to each of the funded pension plans are based on independent actuarial valuations designed to secure or partially secure the benefits as set out by local country rules. The plans are funded by contributions, from the Company, and for certain plans partly from the contributions of employees, to separately administered funds. Actuarially calculated costs are charged in the accompanying combined statements of operations so as to spread the cost of pensions over the employees’ working lives. The normal cost is attributed to years of employment using a projected unit credit method. Variations in projected net pension liability from the actuarial assumptions, which are identified as a result of actuarial valuations, are amortized over the average expected remaining working lives of employees. The disclosures for the Company’s pension plans as required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, are detailed in Note 7.

Derivative instruments — The Company enters into derivative contracts to minimize the risk to cash flows from exposure to fluctuations in foreign exchange rates. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and reflected through the results of operations. If the derivative is designated as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Cash inflows and outflows related to derivative instruments are a component of operating cash flows in the accompanying combined statements of cash flows. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

Derivative contracts entered into by the Company may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) if certain conditions are met. For all hedge contracts, the Company prepares formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and every three months, the Company formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. The Company documents hedging activity by transaction type and risk management strategy.

The Company determines the fair value using a mark to market model, incorporating real market pricing with probable variables. Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the combined statement of stockholders’ equity as accumulated other comprehensive income (loss) until earnings are affected by the hedged transaction. The Company discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge. (See Note 4 for additional information.)

Operating leases — Rentals under operating leases are charged on a straight-line basis over the lease term, even if the payments are not made on such a basis. (See Note 18 for additional information.)

Recently issued accounting pronouncements — The following new accounting standards have been issued, but have not yet been adopted by the Company, as of March 31, 2008:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

measurements. For the Company, SFAS No. 157 is effective as of April 1, 2008 for financial assets and liabilities, including derivatives, and as of April 1, 2009 for all remaining items including goodwill impairment. SFAS No. 157 must be applied prospectively except in certain cases. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157 on its combined results of operations, cash flows, and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. For the Company, SFAS No. 159 is effective as of April 1, 2009, and will have no impact on amounts presented for periods prior to the effective date. The Company is currently evaluating the impact of SFAS No. 159 on its combined results of operations, cash flows, and financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141(R) also amends SFAS No. 109 to require adjustments, made after the effective date of this statement, to valuation allowances for acquired deferred tax assets and income tax positions to be recognized as income tax expense. For the Company, SFAS No. 141 is effective as of April 1, 2009 and the Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting, reporting and disclosure standards for noncontrolling interests in a subsidiary. Accounting Research Bulletin No. 51 (ARB No. 51) is amended to require that the balance of the noncontrolling interest in a subsidiary be reported as a component of equity rather than as presented separately outside of equity in the accompanying combined balance sheets. ARB No. 51 is further amended to require that combined net income shall include the net income or loss attributable to the noncontrolling interest, rather than as a deduction (or increase in the case of a loss) to net income as reported in the accompanying combined statements of operations. SFAS No. 160 is required to be adopted by the Company in its fiscal year beginning April 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require disclosures about; (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company is currently evaluating the impact of SFAS No. 161, on its footnote disclosures related to its combined results of operations, cash flows, and financial position. SFAS No. 161 is required to be adopted by the Company in its fiscal year beginning April 1, 2009. The Company is currently considering whether it will adopt early.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITION

On October 16, 2006, the Company acquired 100% of the stock (the Transaction) of Westinghouse from BNFL, plc (BNFL) for its extensive expertise in nuclear power generation and nuclear fuel and its worldwide market presence (See Note 1 for additional information). For accounting purposes, the effective date of the acquisition was October 1, 2006. The acquisition has been accounted for under the purchase method of accounting, with the total purchase price being allocated to Westinghouse’s identifiable assets acquired and liabilities assumed based on fair values. The excess of the purchase price over the identifiable tangible and intangible assets was recorded as goodwill and is attributable to the renewed global interest in nuclear energy and the related potential earnings that may result from this interest.

The allocation of the purchase price for property and equipment, intangible assets, and deferred income taxes was based upon valuation data at the date of the transaction. The Company paid acquisition costs of $2,732 related to the Transaction, which have been recorded as goodwill. The purchase agreement included a provision which adjusts the purchase price based on activity from March 31, 2005, to the date of the Transaction.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets, including cash of $267,230	$994,511
Property, plant, and equipment	429,272
Intangible assets	2,099,000
Goodwill	2,801,025
Other noncurrent assets	868,677
Secured borrowings	(50,000)
Other current liabilities	(905,453)
Noncurrent deferred taxes	(333,561)
Other noncurrent liabilities	(496,870)
Minority interest	(3,869)

Purchase price	$5,402,732

Goodwill at the acquisition date has been allocated to reporting units as follows: Nuclear Fuel — $52 million; Nuclear Services — $1,091 million; and Nuclear Power Plants — $1,658 million.

Further, in October 2007, a final purchase price adjustment of approximately $48 million relating to the acquisition of Westinghouse was agreed upon, which was funded from operating cash of the Company and recorded as an increase to goodwill. (See Note 6 for a discussion of changes to goodwill for the twelve-month period ended March 31, 2008.)

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

A summary of the allocation of purchase price to tangible and identifiable intangible assets, other than goodwill, as of the acquisition date is as follows:

Asset Class	FMV	Life

Property, plant, and equipment:
Land	$17,241	Indefinite
Buildings and improvements	125,943	13-55 years
Machinery and equipment	231,461	3-12 years
Construction in progress	54,627

Total	$429,272

Intangible assets:
Contracted customer relationships	$30,000	5-7 years
Noncontracted customer relationships	208,000	25 years
Developed technology	1,441,000	20-25 years
Brand name	420,000	Indefinite

Total	$2,099,000

3.	BUSINESS SEGMENTS

Reportable segments were identified by the Company’s management based on the service provided or product sold by the segment. The segments mirror the way the Company’s chief operating decision-maker regularly reviews operating results, assesses performance, and allocates resources across the Company.

The segments used for management reporting are as follows:

Nuclear Fuel — Nuclear Fuel is a vertically integrated provider of uranium procurement, specialty metal alloy production, enriched uranium processing, fuel assembly fabrication, and engineering services to the global market of pressurized water reactors, boiling water reactors, and the United Kingdom fleet of advanced gas cooled and Magnox reactors.

Nuclear Services — Westinghouse Nuclear Services offers products and engineering, inspection, maintenance and repair services that keep nuclear power plants operating safely and competitively worldwide. Nuclear Services personnel work closely with customers in the following areas: field services, engineering analysis, component replacement, instrumentation and control upgrades and critical replacement parts supply.

Nuclear Power Plants — Westinghouse Nuclear Power Plants offers new plant designs, licensing, engineering, and component design. Nuclear Power Plants enters into contracts to build nuclear power plants around the world that range from project management activities to full Engineer, Procure and Construct (EPC) contracts.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue, operating profit (loss), total assets, and certain other amounts of income and expense consisted of the following by business segment for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007.

	March 31, 2008	March 31, 2007

Revenue:
Nuclear fuel	$1,152,042	$417,182
Nuclear services	1,316,420	644,766
Nuclear power plants	254,173	63,521
Eliminations	(12,180)	(1,350)

Total	$2,710,455	$1,124,119

Operating profit (loss):
Nuclear fuel	$94,634	$24,023
Nuclear services	81,451	58,936
Nuclear power plants	(54,755)	(31,255)
Corporate center	(17,352)	(25,335)

Total	$103,978	$26,369

Total assets:
Nuclear fuel	$2,118,995	$2,359,763
Nuclear services	2,530,081	2,282,016
Nuclear power plants	2,700,504	2,615,961
Corporate center	950,747	428,961

Total	$8,300,327	$7,686,701

Depreciation expense:
Nuclear fuel	$23,564	$11,637
Nuclear services	19,445	9,514
Nuclear power plants	1,669	875
Corporate center	16,622	7,930

Total	$61,300	$29,956

Amortization expense of definite-lived intangible assets
Nuclear fuel	$20,669	$10,298
Nuclear services	26,051	12,976
Nuclear power plants	31,788	15,835

Total	$78,508	$39,109

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue by geographical region is determined based on the location of the customers to whom the services are provided and products are sold. Revenue consists of the following by geographical region for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007.

	March 31, 2008	March 31, 2007

United States	$1,318,455	$658,468
UK	226,993	95,729
South Korea	199,187	115,835
France	198,499	32,840
Sweden	195,781	62,654
Other European countries	285,503	125,809
China	190,186	3,322
Other	95,851	29,462

Total	$2,710,455	$1,124,119

Total assets consist of the following by geographical region at March 31, 2008 and March 31, 2007:

	March 31, 2008	March 31, 2007

United States	$4,825,148	$4,573,246
UK	2,922,831	2,695,552
Other European countries	512,817	410,176
South Africa	28,545	1,050
Asia	10,986	6,677

Total	$8,300,327	$7,686,701

4.	DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES, AND CREDIT RISK

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

The Company accounts for derivative instruments and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires entities to recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. If the derivative instrument is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Recognized gains or losses on derivative instruments entered into to manage foreign exchange risk are included in foreign currency gains and losses in the combined statements of operations.

The Company does not enter into derivative instruments for speculative or trading purposes. Forward foreign exchange contracts are primarily utilized to reduce the risk from foreign currency price fluctuations

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services, and principal and interest payments denominated in a foreign currency. Forward foreign exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments and exposures related to assets and liabilities denominated in a foreign currency. These contracts generally have an expiration date of eight years or less.

The fair value of derivative instruments designated as hedging instruments was net liabilities of $9,193 and $1,980 as of March 31, 2008 and March 31, 2007, respectively. The Company included the gross fair value of these derivative instruments in the accompanying combined balance sheets as presented in the following table:

	March 31, 2008	March 31, 2007

Other current assets	$7,675	$—
Other current liabilities	(16,868)	(1,980)

Net Liability	$(9,193)	$(1,980)

The derivative instruments designated as hedging instruments are all cash flow hedges. The Company included a net unrealized loss on these cash flow hedges of $8,161 and $1,426 for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, respectively, in the other comprehensive income, component of stockholders’ equity in the accompanying combined balance sheets.

Assuming market rates remain the same, the Company estimates $682 of the unrealized net losses on these cash flow hedges to be reclassified into earnings in the twelve-month period ended March 31, 2009. The amount of income recognized in 2007 was not material. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective, and as a result, the amount of unrealized gain or loss associated with those hedges would be reclassified from other comprehensive income into earnings. The Company included the net gain on these cash flow hedges in other income as a gain on foreign exchange translation in the accompanying combined statements of operations. At March 31, 2008, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transactions is through September 2016.

As of March 31, 2008, the fair value of derivative instruments not designated as hedging instruments was a net asset of $15,816. As of March 31, 2007, the fair value of derivative instruments not designated as hedging instruments was a net liability of $2,790. The Company included the gross fair value of these derivative instruments in the accompanying combined balance sheets as presented in the following table:

	March 31, 2008	March 31, 2007

Other current assets	$15,818	$2,177
Other current liabilities	(2)	(4,967)

Net Asset/(Net Liability)	$15,816	$(2,790)

The change in fair value is classified in other income and expense as a gain on foreign exchange transaction in the accompanying combined statements of operations and was $18,606 and $863 for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, respectively.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company’s practice to place its cash equivalents in high-

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

quality securities with various investment institutions. The Company derives the majority of its revenue from sales and services, including engineering and construction, to the energy industry. For the twelve-month period ended March 31, 2008 there were no customers who individually accounted for greater than 10% of total revenue. Trade receivables are generated from a broad and diverse group of customers. At March 31, 2008 there was one customer who accounted for more than 10% of receivables reported in the accompanying combined balance sheets. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.

There are no significant concentrations of credit risk with any individual counterparty related to the Company’s derivative contracts. The Company selects counterparties based on their credit ratings, profitability, balance sheets, and a capacity for timely payment of financial commitments, which is unlikely to be adversely affected by foreseeable events.

5.	ASSET RETIREMENT OBLIGATIONS (ARO)

The Company recognizes ARO in accordance with provisions of SFAS No. 143 and FIN 47. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. An asset is also recorded equal to the fair value of the liability when incurred. The asset carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to the plant and equipment) and for accretion of the liability due to the passage of time. Retirement dates are consistent with the economic useful life of the related asset and are reviewed on an annual basis or as facts dictate. Additional depreciation expense is recorded prospectively for any plant and equipment increases. As of the acquisition date of October 1, 2006, the Company’s ARO are included as part of the fair value established for the applicable assets and are being depreciated over the appropriate useful lives.

The Company’s ARO relate primarily to the decommissioning of licensed nuclear facilities. These obligations address the decommissioning, cleanup, and release for acceptable alternate use of such facilities.

The ARO is adjusted each period for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the estimated cash flows. Management uses various sources to produce detailed reviews of the ARO, which occur every five years, except in the U.S. for facilities subject to regulation by the NRC, which requires detailed reviews every three years for nuclear material license holders. Net present value calculations are made by escalating current year values by 3.0% per annum to the end of site life to estimate future cash flows required to settle the obligation. The estimated future cash flows are discounted using an interest rate equal to the risk-free rate adjusted for the effect of the Company’s credit standing based on the maturity dates that coincide with the expected timing of the estimated cash flows.

During the twelve-month period ended March 31, 2008, the Company recognized a liability and related asset of $5,682 based on an updated estimate at its Nivelles, Belgium facility. This asset is being depreciated over 15 years and the liability is being accreted through cost of goods sold in the accompanying combined statements of operations.

In accordance with SOP 96-1, Environmental Remediation Liabilities, the Company has included the estimated recovery related to certain indemnities for cleanup costs at its Hematite, MO facility. The amount is reflected in other noncurrent assets on the accompanying combined balance sheets. In addition, the Company has settled a claim against the former owner of the Company’s leased facility at Waltz Mill, PA related to certain activities at the site not related to the Company’s current operations. The gross liability for ARO is

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

included in the amounts below and the recovery amount of $16,309 and $15,516 are reflected in the accompanying combined balance sheets at March 31, 2008 and 2007, respectively.

Changes to the ARO for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007 are as follows:

	March 31, 2008	March 31, 2007

Balance, beginning of period	$268,257	$267,750
Liabilities settled	(7,843)	(2,919)
Foreign currency translation effect	4,006	956
Liabilities incurred	5,682	—
Accretion expense	7,459	2,470

Balance, end of period	$277,561	$268,257

Of the above balances as of March 31, 2008 and March 31, 2007, $24,368 and $1,375, respectively, are included in other current liabilities in the accompanying combined balance sheets, which represent the expected settlement of liabilities over the twelve-month period after the combined balance sheet dates.

6.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2008 and March 31, 2007, goodwill consisted of the following:

	March 31, 2008	March 31, 2007

Balance, beginning of period (March 31, 2007 represents goodwill acquired in the Transaction)	$2,845,675	$2,801,025
FIN 48 adoption	8,903	—
Final purchase price adjustment	47,972	—
Business acquisitions	55,036	—
Purchase price allocation adjustments	(36,901)	—
Foreign currency translation adjustment	22,932	44,650

Balance, end of period	$2,943,617	$2,845,675

Of the above amount of goodwill at March 31, 2008, only $59,950 will be deductible for income tax purposes.

During the twelve-month period ended March 31, 2008, Westinghouse acquired the assets of the three separate businesses for a total of $72.9 million, which resulted in an increase of $55,036 in goodwill and an additional $12,720 in intangible assets. The estimated goodwill and intangible assets are based upon a preliminary valuation and are subject to change during the allocation period as defined by SFAS No. 141.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2008 and March 31, 2007, are as follows:

	Life	March 31, 2008	March 31, 2007

Contracted customer relationships	5-7	$32,160	$30,377
Noncontracted customer relationships	25	213,538	210,615
Developed technology	20-25	1,474,714	1,459,115
Brand name	Indefinite	431,153	425,280
Patent acquired	20	7,500	—

Total		2,159,065	2,125,387
Accumulated amortization		$(118,017)	$(39,109)

Intangible assets, net		$2,041,048	$2,086,278

During the twelve-month period ended March 31, 2008, Westinghouse acquired a patent, for which the total purchase price was $7.5 million with $3.0 million paid in cash and the remaining $4.5 million due in future periods.

Amortization expense was $78,508 and $39,109 for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, respectively.

The table below presents the expected amortization expense for definite-lived intangible assets for the next five years and thereafter as of March 31, 2008. The amortization amounts disclosed below are estimates. Actual amounts may differ from these estimates due to such factors as sales or impairments of intangible assets, acquisition of additional intangible assets, and other events.

For the twelve-month period ending March 31,
2009	$79,077
2010	79,077
2011	79,077
2012	78,277
2013	77,477
Thereafter	1,216,910

Total	$1,609,895

7.	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company adopted the disclosure and recognition provisions of SFAS No. 158 during the period ended March 31, 2007. Prior to the adoption of SFAS No. 158, the Company was required to record its pension and other post-retirement benefit liabilities at fair value, as a result of the Transaction.

PENSION PLANS

The majority of the employees of the Company are covered under separate pension plans sponsored by the Westinghouse Electric Company LLC (WEC LLC) (U.S. Plans), and separate plans sponsored by Westinghouse Electric Belgium SA, Westinghouse Electric Germany GmbH, Westinghouse Electric Sweden AB and the Westinghouse Electric UK/Uranium Assets Management, Ltd. (WEC UK/UAM) Section of the

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

BNFL Group Pension Scheme (Non-U.S. Plans). Details of the aforementioned plans can be found in the following tables.

Prior to the Transaction, the WEC UK/UAM employees were part of the Combined Pension Scheme (CPS) in the UK. As a result of the Transaction, these employees were given the option to either receive a lump-sum distribution from the CPS or have their assets transferred to a WEC UK/UAM section of the new BNFL Group Pension Scheme (GPS). Prior to March 31, 2007, the transition to the sectionalized GPS was not final, so this plan remained qualified as a multi-employer plan and as such was accounted for as a Defined Contribution Plan. For the six- month period ended March 31, 2007, the Company expensed the contributions to the plan in the accompanying combined statements of operations, but did not record a liability in the accompanying combined balance sheets.

As of March 31, 2008, all of the assets and liabilities of the CPS were transferred to the WEC UK/UAM section of the GPS. This transfer changed the GPS to a sectionalized Multiple Employer Scheme and the Company was required to account for the plan as a Defined Benefit Plan for the twelve-month period ended March 31, 2008. Due to the fact that all employees had not made a decision to transfer to the GPS by March 31, 2007, the Company elected to transfer all assets and liabilities during the current fiscal year and thus the net benefit obligation for the UK Plan at this date was zero. This transfer is included within the Business Combinations line item within the Non-U.S. Plans category of the Changes in Benefit Obligations and Changes in Assets/Changes in Benefit Obligations sections of the table presented later in this note.

The following table presents the net periodic pension costs covering current and former employees of the Company for the twelve-month period ended March 31, 2008 and the six-month period from October 1, 2006 to March 31, 2007:

	March 31, 2008			March 31, 2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Service cost	$37,331	$2,909	$40,240	$17,127	$634	$17,761
Interest cost	19,752	6,700	26,452	7,987	2,901	10,888
Expected return on plan assets	(21,445)	(2,015)	(23,460)	(8,926)	(871)	(9,797)
Amortization prior service cost	169	—	169	—	—	—

Net periodic pension cost	$35,807	$7,594	$43,401	$16,188	$2,664	$18,852

The assumptions used to develop the net periodic pension cost and the present value of benefit obligations for the twelve-month period ended March 31, 2008, are shown below. Measurement dates of December 31, 2007, and March 31, 2008, were used for U.S. Plans and Non-U.S. Plans, respectively. Pursuant to the requirements of SFAS No. 158, the Company will use a measurement date of March 31, 2009 for all plans for the twelve-month period ended March 31, 2009.

	U.S.	Non-U.S. Ranges

Discount rate for obligations	6.00%	4.00% - 6.00%
Discount rate for expense	5.75%	4.00% - 5.20%
Compensation increase rate for obligations	3.50%	3.00% - 5.60%
Compensation increase rate for expense	3.50%	3.00% - 5.10%
Long-term rate of return on plan assets	8.00%	5.75% - 5.90%

Based on the requirements of SFAS No. 87, the Company adjusts the discount rate to reflect current and expected-to-be available interest rates on high-quality, fixed-income investments expected to be available to the Company at the end of each year.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the aggregate funded status and changes in benefit obligations and plan assets of the defined benefit pension plans and amounts recognized in the accompanying combined balance sheets as of March 31, 2008 and March 31, 2007:

	March 31, 2008			March 31, 2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Accumulated Benefit Obligation	$344,409	$190,050	$534,459	$300,792	$137,045	$437,837

Change in Benefit Obligation
Benefit obligation, beginning of period	$337,659	$143,109	$480,768	$310,173	$134,381	$444,554
Service cost	37,331	2,909	40,240	17,127	634	17,761
Interest cost	19,752	6,700	26,452	7,987	2,901	10,888
Employee contributions	5,662	496	6,158	2,970	139	3,109
Plan amendments	2,047	—	2,047	—	—	—
Actuarial loss (gain)	(15,119)	(5,844)	(20,963)	1,091	2,484	3,575
Business combinations	—	28,846	28,846	—	—	—
Foreign currency exchange rate changes	—	26,747	26,747	—	4,604	4,604
Benefits paid	(4,662)	(6,601)	(11,263)	(1,689)	(2,034)	(3,723)

Benefit obligation, end of period	$382,670	$196,362	$579,032	$337,659	$143,109	$480,768

Change in Plan Assets
Plan assets at fair value, beginning of period	$286,756	$32,710	$319,466	$223,948	$30,031	$253,979
Actual return on plan assets	16,205	(1,625)	14,580	21,992	2,182	24,174
Employee contributions	5,662	496	6,158	2,970	139	3,109
Employer contributions	30,834	6,068	36,902	39,535	2,392	41,927
Business combinations	—	32,345	32,345	—	—	—
Benefits paid from plan assets	(4,662)	(6,601)	(11,263)	(1,689)	(2,034)	(3,723)
Foreign currency exchange rate changes	—	6,081	6,081	—	—	—

Plan assets at fair value, end of period	$334,795	$69,474	$404,269	$286,756	$32,710	$319,466

Accrued Cost as Included in the Combined Balance Sheets
Noncurrent assets	$849	$3,060	$3,909	$—	$—	$—
Other current liabilities	(528)	(5,567)	(6,095)	(147)	(4,168)	$(4,315)
Noncurrent benefit obligation	(48,196)	(124,381)	(172,577)	(50,756)	(106,231)	(156,987)

Net benefit obligation	$(47,875)	$(126,888)	$(174,763)	$(50,903)	$(110,399)	$(161,302)

Amounts recognized in Accumulated Other Comprehensive Income/(Loss) consist of:
Net actuarial gain/(loss)	$21,854	$(1,660)	$20,194	$11,976	$(6,442)	$5,534
Prior service cost	(1,878)	—	(1,878)	—	—	—

Net amount recognized, before tax effect	$19,976	$(1,660)	$18,316	$11,976	$(6,442)	$5,534

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

THE U.S. PLANS

The Westinghouse Pension Trust Investment Committee (Committee) has been appointed to review the investment performance and other matters of the U.S. Plans, including development of investment policies and strategies.

The asset allocation decision reflects the plans’ return requirements, as well as the Committee’s tolerance for return variability (risk). The assets are invested in long-term strategies and evaluated within the context of a long-term investment horizon. Investments will generally be restricted to marketable securities. Leveraged and high-risk derivative strategies will not be employed.

Investment objectives are designed to provide quantitative standards against which to measure and evaluate the progress of the plans, their major asset class composites, and each individual investment manager. The overall objective for the Trust is to generate a rate of return, net of all fees and expenses, in excess of a policy index that is comprised of a weighted average of the market benchmarks for each asset class. The Policy Indices are as follows:

Policy Index Weight	Asset Category	Market Benchmark Index

50%	U.S. Equity	Wilshire 5000
20%	International Equity	MSCI ACWI ex-U.S.
30%	Fixed Income	Lehman Aggregate Bond Index
—	Cash Equivalents	U.S. Treasury Bills

The assumed long-term rate of return on U.S. Plan assets was determined by taking a weighted average of the expected rates of return on the asset classes. The weights are equal to the portion of the portfolio invested in each class.

THE NON-U.S. PLANS

The investment management of the Non-U.S. Plans is handled by an appointed Asset Manager located in the country of the plan sponsor. This Asset Manager is required to meet established targets by investing the plan assets following the prudent person principle rule in a mix of different adequate assets.

There is an established Strategic Asset Allocation agreed to by the Company for these plans, but in some cases, the Asset Manager has the flexibility to modify the allocation while still adhering to set minimal and maximal bounds for each class of asset. This allows the Asset Manager to optimize the portfolio within defined risk guidelines.

The benchmark of the long-term portfolio (Strategic Asset Allocation) for the Non-U.S. Plans is as follows:

Average Policy
Index Weight	Asset Category	Market Benchmark Index

25%	EMU	MSCI EMU net dividends reinvestment
25%	Global ex EMU	MSCI World ex-EMU net dividends reinvestment
32.5%	Bonds EMU	JPM EMU
10%	Bonds EMU Corporate	iBoxx Euro Corporate Bonds
7.5%	Real Estate EMU	EPRA Eurozone

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Pension plan assets consist of the following at March 31, 2008:

Asset Category	Target	Actual

U.S. Plans
U.S. equity securities	50%	50%
Non-U.S. equity securities	20%	20%
Debt securities	30%	30%

Total	100%	100%

Non-U.S. Plans
U.S. equity securities	9%	9%
Non-U.S. equity securities	29%	29%
Corporate bonds	25%	25%
Real estate	4%	4%
Other assets	33%	33%

Total	100%	100%

The assumed long-term rate of return for U.S. and Non-U.S. plan assets was determined by taking a weighted average of the expected rates of return on the asset classes. The weights are equal to the portion of the portfolio invested in each class.

Annual benefit payments for the twelve-month periods subsequent to March 31, 2008 are estimated as follows:

	U.S.	Non-U.S.	Total

Twelve-month period ending March 31, 2009	$7,077	$11,139	$18,216
2010	9,372	9,203	18,575
2011	12,065	8,249	20,314
2012	15,145	8,559	23,704
2013	18,586	9,224	27,810
2014-2018	156,095	55,272	211,367

Additionally, the Company anticipates funding its defined benefit pension plans with the following contributions during twelve-month period ended March 31, 2009:

	U.S.	Non-U.S.	Total

Expected contributions	$30,697	$8,343	$39,040

OTHER POSTRETIREMENT BENEFIT PLANS

The Company also sponsors a postretirement benefits plan that provides defined medical, dental, and life insurance for eligible retirees and dependents.

In prior years, the previous sponsor of this plan (CBS Corporation (CBS), formerly known as Viacom, Inc.) was required to reimburse Westinghouse for the costs of this plan under the Assets Purchase Agreement (APA) dated June 25, 1998 between CBS and BNFL. Due to BNFL’s sale of Westinghouse to Toshiba on October 16, 2006, CBS has successfully asserted that it is not obligated to make such reimbursements because it claims the recent sale constituted a “Disposition” as defined in the APA mentioned above.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Currently, Westinghouse and Toshiba have requested, pursuant to the Purchase Sales Agreement of October 16, 2006, that BNFL reimburse Westinghouse for its postretirement benefit costs subsequent to the sale date that would otherwise have been reimbursed by CBS. The actual costs to be reimbursed by BNFL to Westinghouse for the twelve-month period ended March 31, 2008 is $2,536 and $1,303 for the six-month period from October 1, 2006 to March 31, 2007. The net present value of the expected reimbursements from BNFL is included as a plan asset in the tables below.

The components of net periodic postretirement benefit cost for the twelve-month period ended March 31, 2008 and the six-month period from October 1, 2006 to March 31, 2007, were as follows:

	March 31, 2008	March 31, 2007

Service cost	$2,577	$1,177
Interest cost	3,799	1,918
Expected return on plan assets	(2,157)	(1,120)

Net periodic postretirement benefit costs	$4,219	$1,975

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations for the twelve-month period ended March 31, 2008, are shown below. A measurement date of December 31, 2007, was used.

Discount rate for obligations	6.00%
Discount rate for expense	5.75%
Health care cost trend rates
Pre-age 65	5.00%
Post-age 65	9.00%
Compensation increase rate for obligations	3.50%
Compensation increase rate for expense	3.50%
Long-term rate of return on plan assets	7.25%

The health care cost trend rate is assumed to decrease to 5% by 2012 and remain at that level thereafter. The sensitivity to changes in the assumed health care cost trend rates are as follows:

	1% Increase	1% Decrease

Effect on total service and interest costs	$134	$(105)
Effect on postretirement benefit obligation	$1,250	$(1,001)

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. The plan assets represent the contractual indemnity by CBS and/or BNFL to fund certain plan benefit obligations. The funded

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

status and amounts recognized in the accompanying combined balance sheets as of March 31, 2008 and March 31, 2007, are as follows:

	March 31, 2008	March 31, 2007

Change in Benefit Obligation
Benefit obligation, beginning of period	$72,472	$72,315
Service cost	2,577	1,177
Interest cost	3,799	1,918
Actuarial gain	(27,254)	(205)
Benefits paid	(4,265)	(2,733)

Benefit obligation, end of period	$47,329	$72,472

Change in Plan Assets
Plan assets at fair value, beginning of period	$32,934	$32,545
Actual return on plan assets	1,037	1,092
Employer contributions	2,632	2,030
Benefits paid from plan assets	(4,265)	(2,733)

Plan assets at fair value, end of period	$32,338	$32,934

Accrued Cost as Included in the Combined Balance Sheets
Noncurrent benefit obligations	$14,991	$39,538

Net Actuarial Gain Recognized in Accumulated Other Comprehensive Income	$26,316	$182

Annual benefit payments for the fiscal years subsequent to March 31, 2008 are estimated to be as follows:

2009	$2,885
2010	3,713
2011	4,039
2012	4,062
2013	4,179
2014-2018	20,281

SAVINGS PLANS

The Company also provides a defined contribution (DC) plan to U.S. employees. Employees may contribute from 2% to 35% of their compensation on a pre-tax or post-tax basis. WEC LLC matches 50% of the first 6% of an employee’s compensation contribution and WEC LLC contributed approximately $12,307 and $5,488 to the defined contribution plan for the twelve-month period ended March 31, 2008 and for the six-month period ended March 31, 2007, respectively.

In addition, the Company offers similar plans to employees in other countries outside of the U.S. Westinghouse Technology Services, S.A. in Spain is the sponsor of an occupational, DC plan where employees’ annual contributions equal to 1%-2% of their pension-qualifying salary, which is matched by the sponsor with a contribution equal to 250% of the participant’s annual basic contribution. Westinghouse Electric South Africa

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

(Pty) Ltd is a sponsor of a DC plan, where employees can contribute 5%-20% of their annual salary to this fund, but the sponsor does not contribute to the fund.

8.	INCOME TAXES

The Company files a U.S. consolidated income tax return and other state and foreign jurisdictional income tax returns as required. Income tax expense is computed on a separate return basis.

Income taxes are not recorded on undistributed earnings of foreign subsidiaries that have been or are intended to be reinvested indefinitely. Upon distribution, those earnings may be subject to UK income taxes and withholding taxes payable to various foreign countries. A determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practical. Also, the Company presently cannot estimate the amount of unrecognized withholding taxes that may result.

The following provides detail of income tax expense (benefit) reported in the accompanying combined statements of operations for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007.

	March 31, 2008	March 31, 2007

Current income taxes
U.S. Federal	$(2,752)	$1,327
State	(752)	(404)
Foreign	57,082	13,513

Total current income taxes	53,578	14,436

Deferred income taxes
U.S. Federal	(9,936)	712
State	(729)	250
Foreign	(18,737)	(5,535)

Total deferred income taxes	(29,402)	(4,573)

Total income tax provision presented in combined statements of operations	$24,176	$9,863

The following provides detail of income before taxes and minority interest reported in the accompanying combined statements of operations for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007.

	March 31, 2008	March 31, 2007

U.S. income (loss)	$(34,032)	$3,360
Foreign income	168,527	19,638

Income before income taxes and minority interest	$134,495	$22,998

The actual income tax expense (benefit) of continuing operations differs from the amount computed by applying the statutory U.S. federal tax rate of 35%. A reconciliation of income tax expense at the U.S. Federal

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Statutory Tax Rate to the actual tax expense from continuing operations for the twelve-month period ending March 31, 2008 and the six-month period ended March 31, 2007 were as follows:

	March 31, 2008	March 31, 2007

Income tax expense, computed at the statutory rate of 35%	$47,073	$8,049
State income taxes, net of U.S. federal income tax effect	(963)	(100)
Tax differential on foreign earnings	(9,074)	2,495
Changes to valuation allowances	1,808	—
Foreign tax on U.S. earnings	5,311	—
Effect of enacted Non-U.S. tax rate changes on deferred income taxes	(18,320)	—
Nondeductible expenses and other	(1,659)	(581)

Total income tax expense	$24,176	$9,863

Effective tax rate	18.0%	42.9%

The effect of statutory tax rate reductions in the UK of 2%, Germany of 10% and Spain of 2.5% on deferred income tax balances resulted in a reduction in income tax expense of $19,652 in the UK and an increase in income tax expense of $1,267 in Germany and $65 in Spain for the twelve-month period ended March 31, 2008.

The Company provides deferred income taxes for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. The components of net deferred income tax assets and (liabilities) at March 31, 2008 and March 31, 2007 are presented in the table below:

	March 31, 2008	March 31, 2007

Net operating loss carryforwards	$352,821	$350,647
Goodwill and intangibles	(532,239)	(498,176)
Fixed assets	(66,354)	(89,547)
Decommissioning	87,162	48,980
Compensation and benefits	40,993	32,624
Deferred revenue and contract reserves	6,706	24,918
Interest	29,179	10,028
Product warranty	12,994	15,110
General liability	(2,461)	10,670
Inventory	(227,500)	(256,500)
Restructuring	1,437	2,383
Other financial reserves	5,620	1,378
Valuation allowance	(21,878)	(16,817)
Other	28,203	10,094

Total net deferred income tax liabilities	$(285,317)	$(354,208)

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset (liability) components at March 31, 2008 and March 31, 2007 were presented in the accompanying combined balance sheets as follows:

	March 31,	March 31,
	2008	2007

Current deferred tax assets, net of valuation allowance of $1,530 at March 31, 2008 and $0 at March 31, 2007	$138,664	$84,041
Current deferred tax liabilities	(8,176)	(31,408)

Net current deferred tax asset	130,488	52,633

Noncurrent deferred tax assets, net of a valuation allowance of $20,348 at March 31, 2008 and $16,817 at March 31, 2007	349,611	510,467
Noncurrent deferred tax liabilities	(765,416)	(917,308)

Net noncurrent deferred tax liabilities	(415,805)	(406,841)

Total net deferred income tax liabilities	$(285,317)	$(354,208)

As of March 31, 2008, the Company has U.S. federal and state net operating loss carryforwards of approximately $831 million; these carryforwards expire at various times through 2027. During the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007; the Company utilized approximately $23.8 million and $66.4 million, respectively, of federal and state net operating loss carryforwards.

The Company experienced an ownership change as a result of the Transaction, causing a limitation on the annual use of the net operating loss carryforwards. Any unused limitation can be carried forward to subsequent years. The annual limitation significantly exceeds the amount utilized in the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007.

No valuation allowance is required for U.S. federal net operating loss carryforwards. As of March 31, 2008, a valuation allowance of $12.0 million has been recorded for certain state net operating loss carryforwards that reduce deferred tax assets to an amount that, more likely than not, will be realized. Subsequent recognition of tax benefits related to valuation allowances will be allocated as a reduction to goodwill until years beginning in fiscal 2010, when subsequent recognition of tax benefits will reduce income tax expense.

As of March 31, 2008, the Company has net operating loss carryforwards of approximately $45.7 million relating to foreign income taxes of which $7.4 million expire at various times during the next five years, while the remaining net operating loss carryforwards do not expire. Valuation allowances have been established for certain foreign net operating loss carryforwards that reduce deferred tax assets to an amount that, more likely than not, will be realized. Subsequent recognition of tax benefits related to valuation allowances will be allocated as a reduction to goodwill. The net change in the total valuation allowance of $1.3 million is included in “Tax differential on foreign earnings” line of the statutory rate reconciliation.

Effective April 1, 2007, the Company adopted FIN 48, which prescribes a minimum recognition threshold for recording a tax benefit for uncertain income tax positions. An uncertain tax position is defined very broadly and includes not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The effect of adopting FIN 48 was treated as a pre-

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

acquisition contingency and the FIN 48 reserve that was recorded resulted in an adjustment to goodwill of $8,903. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year:

Unrecognized tax benefit, beginning of period	$11,668
Gross increases in tax positions in current period	713
Lapse of statute of limitations or closed audits	(2,824)

Unrecognized tax benefits, end of period	$9,557

Included in the balance of unrecognized tax benefits at March 31, 2008, are $8,409 of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties related to uncertain income tax positions as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $1 and interest of $111 during the period ended March 31, 2008 and in total, as of March 31, 2008, has recognized a FIN 48 liability for penalties of $689 and interest of $574.

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, quantification of an estimated range cannot be made at this time. The Company does not expect a change to have a significant impact on the results of operations or financial position of the Company; however, actual settlements may be different from amounts accrued.

The Company files federal, state and local income tax returns in numerous domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Internal Revenue Service (“IRS”) has completed its examination of the Company’s 2004 U.S. federal income tax returns filed for the March 31, 2005 year-end.

With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2004. The Company’s tax years for 2004, through 2007 are subject to examination by the tax in the U.S. and in various state and foreign jurisdictions.

9.	INVENTORIES

At March 31, 2008 and March 31, 2007, inventories consist of the following:

	March 31,	March 31,
	2008	2007

Raw materials and consumables	$77,787	$61,935
Work in process	88,957	90,959
Finished goods	102,719	102,803
Engineering inventory	1,458	19,519
Uranium inventory	186,359	104,710

Gross inventories	457,280	379,926
Reserves for inactive and obsolete stock	(15,371)	(18,186)

Inventories	$441,909	$361,740

Inventories other than those related to long-term contracts are generally sold within one year. (See Note 17 for a discussion of sales of uranium.)

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

10.	PROPERTY, PLANT, AND EQUIPMENT

At March 31, 2008 and March 31, 2007, property, plant, and equipment consist of the following:

	March 31,	March 31,
	2008	2007

Land	$18,433	$17,864
Buildings and improvements	149,354	127,932
Machinery and equipment	334,280	261,072
Construction in progress	106,647	76,138

Total	608,714	483,006
Less accumulated depreciation	93,898	29,319

Property, plant, and equipment, net	$514,816	$453,687

Depreciation expense for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, has been classified in the accompanying combined statements of operations as follows:

	March 31,	March 31,
	2008	2007

Cost of goods sold	$35,297	$17,893
Marketing, administrative, and general expenses	26,003	12,063

Total	$61,300	$29,956

11.	OTHER CURRENT AND NONCURRENT ASSETS

At March 31, 2008 and March 31, 2007, other current assets and other noncurrent assets consist of the following:

	March 31,	March 31,
	2008	2007

Other Current Assets
Prepaid insurance, taxes and other services	$103,178	$37,835
Estimated settlement of environmental claim	16,309	15,516
Derivative instruments, at fair value	23,493	2,177
Other	9,416	4,547

Other current assets	$152,396	$60,075

Other Noncurrent Assets
Indemnity for Hematite decommissioning	$59,400	$88,600
Restricted cash	38,251	38,251
Other	11,346	6,895

Other noncurrent assets	$108,997	$133,746

Restricted cash is held pursuant to two customer contracts in lieu of other financial security; the requirements to maintain restricted cash balances expire by October 2012.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

12.	DEBT AND CREDIT FACILITIES

Revolving credit facility — In October 2006, the Company entered into a three-year revolving credit facility in the amount of $600,000, which was increased to $800,000 in August 2007. The main purpose of this facility is to issue standby Letters of Credit in U.S. dollars or alternative currencies. Individual borrowings under the agreement are limited to maturities of 6 months, unless consent is given by the lenders for borrowings of up to 12 months. Individual borrowings mature for the purpose of being replaced with new borrowings at the prevailing market rates. Borrowings and letters of credit are not callable and the facility is not cancelable unless there is an event of default. There were no events of default as of March 31, 2008. The facility is guaranteed by Toshiba, and interest rates paid under the facility are tied to the credit rating of Toshiba. Depending on the Toshiba credit rating, interest rates are LIBOR plus 0.25% to 0.75% and fees for capacity range from 0.06% to 0.175%. There is also an option to borrow on shorter notice at the current prime rate. There were no outstanding borrowings under this facility at March 31, 2008 and March 31, 2007; however, approximately $669,592 and $518,000, respectively, was being used for standby letters of credit. As current standby letters of credit expire, the Company expects to replace them, as required, with new letters of credit under the facility. The revolving credit facility expires in October 2009, and the Company expects to extend the facility as contemplated in the credit agreement.

Accounts receivable securitization program — On March 21, 2002, the Company entered into an agreement with a financial institution whereby the Company securitizes on a continuous basis an undivided interest in a specific pool of the Company’s domestic trade accounts receivable. The Company pledges an undivided interest in such accounts receivable to the financial institution as collateral for revolving loans. Loans under this agreement are limited to $50,000 at any one time outstanding. The financial institution charges the Company an interest rate equal to the commercial paper market rate plus a spread, which is calculated on the size of its facility under this agreement.

As of March 31, 2008, there was $50,000 in revolving debt outstanding under the program. The customer receivables and debt are recorded in the accompanying combined balance sheets as of March 31, 2008 and March 31, 2007. The accounts receivable securitization program expired in April 2008; therefore, the entire amount of outstanding borrowings as of March 31, 2008 is classified as a current liability on the combined balance sheet. On April 21, 2008, Westinghouse repaid the outstanding amount under the facility and received 100% interest in all accounts receivable previously securitized under the facility.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

13.	OTHER CURRENT AND NONCURRENT LIABILITIES

At March 31, 2008 and March 31, 2007, other current and noncurrent liabilities consist of the following:

	March 31,	March 31,
	2008	2007

Other Current Liabilities
Accrued payroll and other employee compensation	$71,892	$41,255
Vacation liability	60,887	56,937
Accrued royalties and commissions	48,979	9,652
Contract and other reserves	39,126	54,551
Accrued income and other taxes	32,670	35,323
Contractually obligated liabilities	35,590	35,019
Reserve for decommissioning matters	24,368	1,375
Accrued product warranty	22,969	24,489
Derivative instruments, at fair value	16,870	6,947
Other	70,257	52,913

Other current liabilities	$423,608	$318,461

Other Noncurrent Liabilities
Environmental liabilities	$28,575	$9,383
Accrued product warranty	19,416	17,204
Reserve for contract losses	11,841	4,731
Unfavorable lease reserve	7,471	9,874
Reserve for legal liability	854	4,857
Other	32,613	13,477

Other noncurrent liabilities	$100,770	$59,526

14.	STOCKHOLDERS’ EQUITY

TNEH-US’s capital structure consists of 4,400 authorized shares of common stock with a par value of $.01 of which 2,156 are Class A shares and 2,244 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 1,960 shares of Class A stock and 2,040 shares of Class B stock issued and outstanding at March 31, 2008, for $1,960,000 and $2,040,000, respectively.

TNEH-UK’s capital structure consists of 1,550 authorized shares of common stock with a par value of one British Sterling Pound of which 760 are Class A shares and 790 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 686 shares of Class A stock and 714 shares of Class B stock issued and outstanding at March 31, 2008, for $686,000 and $714,000, respectively.

The U.S. Shareholders Agreement and UK Shareholders Agreement describe the conditions under which dividends will be paid. The intent of the Agreements is to pay dividends of at least $22,222 (whole dollars) per share each fiscal year, prorated for partial fiscal years, on a quarterly basis if and when declared by the Boards of Directors of TNEH-US and TNEH-UK. Dividend payments of $8,170 were paid on January 30, 2008, based on net income earned in the six-month period ended March 31, 2007.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The U.S. Shareholders Agreement and the UK Shareholders Agreement also contain call options. Call prices are at fair market value, to be determined by the parties. Call rights are triggered by an event of insolvency of one shareholder, in which case the shares of the insolvent shareholder may be called, or a change in control event, in which case the shares of one shareholder are transferred or acquired by a competitor of the Company or any other person to whom the Company has not consented. At March 31, 2008, no call options have been exercised.

15.	COMMITMENTS AND CONTINGENCIES

Settlement Obligations — The Company provided for the estimated future costs for the resolution of various claims brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Company as components of nuclear steam supply systems.

Settlement agreements have been entered into resolving certain of the steam generator and other litigation claims, which generally require the Company to provide cash and/or certain products and services at prices discounted at varying rates, and the Company has provided for the estimated future financial effects.

The reserve balances at March 31, 2008 and March 31, 2007, reflect the net present value to satisfy the estimated obligations under the existing settlement agreements and any related external costs of defending litigation. The future obligations require providing discounts on products and services or cash payments through the fiscal year ending March 31, 2017. Variances from estimates were considered by management in determining the estimated fair value of this obligation during the purchase price allocation.

Settlement obligations, which are fulfilled over an extended period of time and are reasonably fixed and determinable in amount and timing of payment, are recorded at their estimated net present values. Imputed interest on the reserve was $6,041 and $5,710 for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, respectively. The reserve balances of March 31, 2008 and March 31, 2007, of approximately $51,268 and $74,019, respectively, in the accompanying combined balance sheets are discounted from estimated gross liabilities of approximately $61,827 and $90,000, respectively. Of the net reserve balances at March 31, 2008 and March 31, 2007, $22,517 and $26,683, respectively, are presented as current liabilities.

The expected obligation payments as of March 31, 2008 are expected to be fulfilled as presented in the table below:

For the period ending March 31,
2009	$22,517
2010	18,742
2011	6,880
2012	7,220
2013	3,764
Thereafter	2,704

$61,827

Under the terms of the 2000 ABB Handels (ABB) Nuclear Purchase Agreement, ABB provided the Company certain indemnities relative to cleanup costs at the Hematite, MO fuel facility. The indemnities provided an overall cap of $41,250 for costs classified as legacy liabilities and $71,250 for decommissioning and decontamination costs. As of March 31, 2008 and 2007, the Company had a reserve of $107,600 and $115,200, included in reserves for decommissioning matters on the accompanying combined balance sheet, to cover future expenditures. As of March 31, 2008 and 2007, the Company had an asset for the expected

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

collections under the indemnity of $59,400 and $88,600 included in other noncurrent assets in the accompanying combined balance sheets representing the ABB indemnities (see Note 11). The decrease in the asset of $29,200 reflected the final fair value estimate of the expected collection under the indemnity and was accounted for as purchase price allocation adjustment, which increased goodwill. Management believes that the current recorded reserve is appropriate based upon current project estimates and existing indemnification clauses.

Product Warranty — The Company provides various warranties on its products and contracts for specific periods of time. Warranties vary depending upon the nature of the product or contract and other factors. The liability for warranties is based upon future product performance and durability and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the provision for those warranties for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, are as follows:

	March 31,	March 31,
	2008	2007

Balance, beginning of period	$41,693	$44,258
Liabilities settled	(14,771)	(7,839)
Additional liabilities accrued	14,779	5,138
Foreign currency translation effect	684	136

Balance, end of period	$42,385	$41,693

General — The Company is involved in various other litigation matters in the ordinary course of business. Reserves are included in the accompanying combined balance sheets for issues when a negative outcome is probable and the amount is reasonably estimable. In the opinion of management, while it is possible that certain outcomes could be unfavorable to the Company, the ultimate resolution of such matters will not result in judgments that, in the aggregate, would materially affect the Company’s financial position or results of operations. The Company has recorded $3.0 million in the accompanying combined balance sheet at March 31, 2008 which is believed to be the best estimate for litigation matters where a negative outcome is probable.

Environmental Matters — Compliance with federal, state, and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes, and other related activities affecting the environment have had and will continue to have an impact on the Company. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations, and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; the availability of waste disposal capacity; and the identification of new sites. The Company has, however, recognized an estimated liability of $32,822 and $13,849, as of March 31, 2008 and 2007, respectively, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Operating expenses that are recurring and associated with managing hazardous waste and pollutants in ongoing operations totaled $2,994 and $1,071 for the twelve-month period ended March 31, 2008 the six-month period ended March 31, 2007, respectively. These expenses are included in cost of goods sold in the accompanying combined statements of operations.

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

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Commitments — In the ordinary course of business, letters of credit and surety bonds are issued on behalf of the Company. As of March 31, 2008 and 2007, respectively, the Company had $669,592 and $518,000 under letters of credit and $15,568 and $69,291 under surety bond obligations.

Other — During the twelve-month period ended March 31, 2008, the Company terminated a contract with a certain customer which resulted in the extinguishment of a liability in the amount of $32,101. This extinguishment is included in the accompanying combined statement of operations as a reduction to marketing, administrative, and general expenses.

16.	SALES OF AP1000 NUCLEAR PLANTS

The Company’s advanced design nuclear reactor, the AP1000, is based on passive safety technology and is the only such reactor design to receive Final Design Certification by the NRC. In the twelve-month period ended March 31, 2008, the Company experienced significant commercial activity related to sales of AP1000 nuclear units.

CHINA

In July 2007, the Company signed three contracts for supply of four AP1000 units into China. The units will be constructed at sites designated by the Chinese customers, two at Sanmen and two at Haiyang. The three contracts provided for separate aspects of work, which are: the Nuclear Island (NI) contract that provides for supply of the nuclear reactor and other components to deliver steam to the turbine (being supplied separately by the Chinese customer); a Technology Transfer (TT) agreement that will enable the Chinese customer to design and build future AP1000 units for use within China only, without support from the Company; and a Fuel Assembly (FA) contract to provide the initial core fuel load for each unit. The contract values for the NI, TT, and FA contracts total $2.4 billion.

Work under the contracts began prior to signing the contracts under a framework agreement that included a limited work authorization and will continue through the Commercial Operations Date (COD) of the final unit. The COD for each unit is expected to be: Sanmen Unit 1 — November 2013; Haiyang Unit 1 — May 2014; Sanmen Unit 2 — September 2014; and Haiyang Unit 2 — March 2015. Portions of the TT contract last for 15 years from contract signing in order to provide any technology improvements that may be developed.

Under a Consortium Agreement, Shaw will provide a portion of the scope under the NI and TT contracts. The Shaw scope is largely related to certain construction management and engineering activities.

Revenue recognition is generally on the percentage of completion method and for the twelve-month period ended March 31, 2008, $155,678 of revenue was recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2008, cash collected exceeded costs and estimated earnings and is included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheet.

U.S. ACTIVITY

The Company has been engaged in significant discussions with several U.S. utility customers for the sale of two or more AP1000 units to each customer. Unlike the sale in China, the contracts with U.S. customers are likely to be EPC contracts that will provide for turn-key plant projects. The Company will partner with Shaw to provide the construction portion of the contract, likely to be in the form of a separate Consortium Agreement specific to each contract. The Company will likely also procure certain components from Toshiba and IHI.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

In April 2008, the Company signed an EPC Contract with Southern Nuclear Company for the sale of two AP1000 units to be constructed in the state of Georgia.

Also in April 2008, the Company and Shaw signed a Consortium Agreement (CA) that requires Shaw to provide substantially all of the construction components of the EPC. The consortium is not a legal entity, but a working arrangement that defines the split of work scope, sharing of risk and dispute resolution between the consortium partners.

In March 2008, the Company entered into a Letter of Intent with one U.S. utility company and a Limited Authorization to Proceed with another utility company for the sale of two AP1000 units to each utility. These arrangements precede separate EPC contracts anticipated to be signed before September 30, 2008. Also, the provisions of the agreements provide that the utilities may provide funding to the Company for procurement of long-lead material prior to the eventual signing of the EPC contracts.

17.	SALES OF URANIUM

The Company periodically enters into transactions to sell uranium not needed to support production when appropriate opportunities arise. Such sales depend on many factors, including, market price conditions, availability of willing purchasers and projected internal needs for uranium. During the twelve-month period ended March 31, 2008, the Company entered into three sales transactions to sell a total of 347 teU (in various forms) for a total of $156 million. The Company recognizes revenue on the sales of uranium when the uranium is delivered and title passes to the customer. No sales of uranium occurred during the six-month period ended March 31, 2007.

18.	LEASES

The Company has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Certain of these leases contain renewal options. Rental expense was $11,338 and $6,720 for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, respectively. The Company leased a facility used in the Nuclear Services business segment under a capital lease. The facility is used for the purpose of supplying nuclear engineering and services for commercial nuclear reactors and for related warehouse and office activities. The facility is included with buildings and improvements under property, plant, and equipment on the accompanying combined balance sheets. The Company expects to exercise its bargain purchase price and acquire the facility before June 30, 2008.

Minimum lease payments under the Company’s operating leases as of March 31, 2008, are presented in the table below:

For the period ended March 31,
2009	$26,729
2010	28,655
2011	32,359
2012	20,182
2013	19,536
Thereafter	202,360

Minimum lease payments	$329,821

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

19.	OTHER INCOME AND EXPENSES

The components of other income and (expense), net for the twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, are as follows:

	March 31,	March 31,
	2008	2007

Gain on foreign currency transactions, net	$17,381	$773
Other	2,090	(4,411)

Total	$19,471	$(3,638)

20.	RELATED-PARTY TRANSACTIONS

The Company has loans receivable with Toshiba companies as of March 31, 2008 as follows:

Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$199,912	$110	*4.43%
TNEH-UK	Toshiba International Finance (UK) plc.	$50,181	$38	5.55%

*	Weighted average interest rate for four separate loans.

The Company had loans receivable with Toshiba companies as of March 31, 2007 as follows:

Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$196,303	$136	*5.06%
TNEH-UK	Toshiba International Finance (UK) plc.	$22,480	$16	5.37%
TNEH-US	Toshiba International Finance (UK) plc.	$15,400	$11	5.33%
Westinghouse	Toshiba America Capital Corp.	$113,821	$27	*5.28%

*	Weighted average interest rate for three separate loans.

The loan and related interest due to the Company outstanding at March 31, 2008 and March 31, 2007 were repaid on April 4, 2008 and April 5, 2007, respectively.

The Company has entered into numerous contracts and purchase orders and its affiliates, Shaw and its affiliates, IHI and Kazatomprom. Several of the contracts include more than one of the owners. The contracts are generally to execute portions of the Company’s normal operations and other customer contracts. In addition, the Company has entered into contracts to procure components and services from Toshiba, IHI and Shaw in connection with sales of AP1000 plants (see Note 16). For this twelve-month period ended March 31, 2008 and the six-month period ended March 31, 2007, the Company had the following activity with related parties reported in the accompanying combined statements of operations:

	March 31,	March 31,
	2008	2007

Revenue	$18,897	$4,588

Cost of goods sold	$3,711	$1,665

Marketing, administrative, and general expenses	$124	$77

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

At March 31, 2008 and March 31, 2007, the Company had the following outstanding balances with related parties reported in the accompanying combined balance sheets:

	March 31,	March 31,
	2008	2007

Receivables, net	$2,427	$3,004

Other current assets	$814	$863

Accounts payable	$389	$191

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

a)	Management’s Quarterly Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2008 because of the material weaknesses discussed below.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness as of August 31, 2008 of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During this evaluation, management identified material weaknesses in our internal control over financial reporting, as described below. Management has concluded that, as a result of these material weaknesses, our internal control over financial reporting was not effective as of August 31, 2008 based upon the criteria issued by COSO.

Identification of Material Weaknesses

We identified the following material weaknesses in internal controls over financial reporting that continued to exist as of August 31, 2008:

(1)	Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts

We did not maintain effective control over our project reporting of estimates of cost at completion (EAC) on engineering, procurement, and construction (EPC) complex fixed-price contracts. Specifically, we identified the following control deficiencies as of August 31, 2008:

•	We did not maintain internal controls to ensure that EACs were updated completely and accurately on a timely basis. Additionally, documentation of EACs was not sufficiently detailed to allow for an effective analysis and review of the completeness, accuracy, and reasonableness of the EACs by knowledgeable management;

•	Our policies and procedures were not designed to ensure adequate identification and disclosure by project management of changes in the assumptions used to develop EACs that could be material to the financial reporting of the project;

•	Our policies and procedures were not designed to require periodic detail reviews of EACs by personnel independent of the project to timely identify deficiencies in the operation of internal controls, including those that could arise from management override; and

•	Our policies and procedures were not designed to ensure periodic written certification as to whether the project team prepared the EACs in accordance with our EAC policies and procedures and that the EAC reasonably reflect project management’s best estimates of cost at completion of the project.

These control deficiencies give rise to a reasonable possibility of a material misstatement in our annual or interim financial reporting not being prevented or detected on a timely basis. This material weakness contributed to the restatement of our February, 29, 2008 and May 31, 2008 interim financial statements included in this Form 10-K.

(2)	Accounting for Income Taxes

We did not maintain a sufficient number of tax professionals with adequate experience in the application of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FAS 109). As a result, our polices and procedures for the identification and analysis of the appropriate accounting treatment of routine and non-routine income tax matters were not effective to ensure that the our income tax accounting was consistent with generally accepted accounting principles. These control deficiencies give rise to a reasonable possibility of a material misstatement in our annual or interim financial reporting not being prevented or detected on a timely basis. This material weakness resulted in errors in the accounting for both our current and deferred income tax amounts and related disclosures, which were corrected prior to issuance of this Form 10-K.

KPMG LLP, our independent registered public accounting firm, has audited the effectiveness of the our internal control over financial reporting as stated in their report included in this Form 10-K.

Remediation of Material Weaknesses in Process

Our planned remedial measures related to the material weaknesses identified above include:

1. For remedial measures related to Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts, we plan to enhance our policies and procedures regarding the development, reporting and review of EACs. We will also provide training to our project personnel on the new controls to be implemented.

As disclosed in Item 1A. Risk Factors of this Form 10-K, the risks related to revenue, cost and gross profit realized on complex fixed-price EPC contracts can vary, sometimes substantially, from our original projections due to changes in a variety of factors.

2. For remedial measures related to Accounting for Income Taxes, we recently hired a new Vice President of Tax to lead our global tax function who will be developing a plan to ensure we have an adequate number of experienced tax accounting professionals. We will further enhance our policies and procedures related to the application of FAS 109. We will continue to engage external tax resources as necessary to assist us until the remedial measures can be designed, implemented and tested.

In light of the material weaknesses described above, we performed additional procedures that provided us with reasonable assurance regarding the reliability of: (1) our financial reporting and (2) the preparation of the consolidated financial statements contained in this Form 10-K. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We are committed to finalizing our remediation action plans and implementing the necessary enhancements to remediate the material weaknesses described above. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.

c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended August 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except for the remediation efforts described above and the remediation efforts with regard to material weaknesses that existed as of August 31, 2007 which are described below.

Remediation of Material Weaknesses That Existed as of August 31, 2007

Based upon the remediation actions we took during 2008 and our testing of the control improvements implemented during the year, we believe the material weaknesses that we identified as of August 31, 2007 no longer existed as of August 31, 2008. See below for a description of each of material weaknesses that existed as of August 31, 2007 and remediation activities that took place during the three months ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(1)	Control Environment over Financial Reporting

As previously disclosed, we did not maintain an adequate control environment over financial reporting. Based upon the remediation actions we have taken, we believe this is no longer a material weakness as of August 31, 2008. Key elements of our remedial actions included:

•	We have hired additional experienced managerial, supervisory and staff accounting professionals to provide resources for analyzing and properly recording the results of operations in our financial statements, including the corresponding disclosures. Since August 31, 2007, we have added in excess of 60 accounting and finance personnel, net of terminations and resignations. To supplement our staffing needs, we engaged qualified temporary personnel to fill key open positions until we are able to fill these positions with full time employees.

•	During the three months ended August 31, 2008 we completed issuing and implementing what we believe to be the most important of our accounting policies and procedures to our control environment over financial reporting and completed training on all of these policies. Approximately 400 employees attended training sessions on our new accounting policies and procedures and our updated authority matrices. During the three months ended August 31, 2008, we designed and implemented a process to obtain acknowledgements that key accounting personnel have read and understood the policies that we have issued, and we recorded over 3,400 acknowledgements.

•	We completed the process of developing and communicating roles and responsibilities for key accounting and finance positions. These roles and responsibilities include cross-references to policies and process maps related to each position.

•	Our training programs on our accounting policies and procedures include topics on significant controls that contributed to our previous material weaknesses on Complex or Non-Routine Accounting Matters and Period-End Financial Reporting Process.

•	We completed development of a process to ensure that additional training and development programs will be identified, developed and delivered as needed in the future.

(2)	Complex or Non-Routine Accounting Matters

As we previously reported, we lacked sufficient expertise and/or resources within our organization to accomplish effective evaluation of the financial reporting for complex or non-routine accounting matters, such as the application of FIN 46(R), stock compensation, and self-insurance accruals as of August 31, 2007. Based upon the remediation actions we have taken, we believe this is no longer a material weakness as of August 31, 2008. Key elements of our remedial actions included:

•	We formalized our accounting research team. We supplemented our needs with temporary professional personnel pending the hiring of additional permanent employees to meet our needs.

•	We established a subject matter expert network on complex and other accounting matters.

•	We implemented a procedure related to the review and approval of significant accounting technical judgments and non-routine transactions.

•	We completed testing of our remedial efforts related to the application of FIN 46(R), accounting for stock compensation and self insurance accruals.

(3)	Period-End Financial Reporting Process

As we previously reported, we did not maintain effective controls over our period-end reporting process. Based upon the remediation actions we have taken, we believe this is no longer a material weakness as of August 31, 2008. Key elements of our remedial actions included:

•	We completed testing of our remedial actions related to the review and approval of journal entries and documentation requirements for journal entries.

•	We focused on implementing, training and testing our improved controls over the preparation and review of account reconciliations. We implemented an account reconciliation tool during the three months ended August 31, 2008 to help us standardize reconciliation templates, require quality ratings for account reconciliations, improve efficiency in monitoring the timeliness and quality of our account reconciliations, and identify and monitor any remaining risk in the account reconciliations related to unreconciled items.

•	We completed, implemented and tested enhanced procedures relating to the financial statements we receive from our joint ventures and reconciling the joint venture financial statements to the related amounts recorded in our financial statements.

•	We completed the testing of remedial actions related to the timely review of the recording of contract, overhead and other costs and the implementation of various checklists to improve the controls relating to our closing process and the preparation of our quarterly and annual reports.

(4)	E&C Segment Control Environment Deficiency

As we previously disclosed in our Quarterly Report on Form 10-Q for the period ended May 31, 2008, we believe this material weakness no longer exists due to the remediation actions outlined therein.

(5) E&C Segment Project Reporting Deficiency

We lacked sufficient policies and procedures to ensure reasonable contract estimates are maintained and reported on contracts with total revenues of less than $50.0 million as of August 31, 2007 in our E&C Segment. During the quarter ended August 31, 2008, we completed testing related to our expansion of the E&C project reporting policies and procedures to E&C Segment projects with total revenues of less than $50.0 million.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

J. M. Bernhard, Jr., age 54, our founder, has been our Chief Executive Officer and a director since our inception in August 1987. Mr. Bernhard served as our President from our inception until September 2003, and was recently re-elected as President in November 2006. He has been Chairman of our Board of Directors since August 1990. Mr. Bernhard has spent over 23 years in the pipe fabrication business.

James F. Barker, age 61, has served as a director since January 2004. Mr. Barker has served as president of Clemson University since October 1999. He earned his bachelor of architecture degree from Clemson in 1970 and his master of architecture and urban design degree from Washington University in St. Louis in 1973. Before returning to Clemson in 1986 to serve as dean of the College of Architecture, he was dean of the School of Architecture at Mississippi State University.

Thos. E. Capps, age 72, was appointed to a newly created ninth director position by our Board in July 2007. Mr. Capps is the retired Chairman of the Board of Directors, President and Chief Executive Officer of Dominion Resources, Inc. (NYSE: D), a power and energy company that supplies electricity, natural gas and other energy sources and operates generation facilities where he served from 1984 to 2007. Mr. Capps is a member of the board of visitors of the College of William & Mary; the board of trustees of the University of Richmond; the board of trustees of the Virginia Foundation for Independent Colleges, and the boards of directors of Amerigroup Corp. of Virginia Beach, a managed-health care company, and Associated Electric & Gas Insurance Services Ltd. which operates as a non-assessable mutual insurance company in the U.S. offering insurance and risk management products and services to the utility and related energy industry.

L. Lane Grigsby, age 67, has served as a director since January 1995. Mr. Grigsby is Chairman of the Board of Directors of Cajun Industries, Inc., a Louisiana construction firm, for which he also served as President and Chief Executive Officer from April 1973 until June 1994. He has over 35 years of experience in the industrial construction industry. He also serves as an officer and director for several industry and charitable organizations, including the Associated Builders and Contractors and the Louisiana Association of Business and Industry.

Daniel A. Hoffler, age 60, has served as a director since January 2006. Mr. Hoffler is the Chairman of the Board of Directors of Armada Hoffler, a premier commercial real estate development and construction organization located in Virginia, which he founded over 25 years ago. Before founding Armada Hoffler, Mr. Hoffler was employed as Vice President of Marketing for Eastern International, Inc., a commercial real estate development and construction company specializing in construction of warehouse and office buildings. Prior to that, Mr. Hoffler was employed as a Regional Manager for Dun and Bradstreet, a credit information provider. From 1992 through 1996, Mr. Hoffler served on the University of Virginia Board of Visitors. In 1987, he was chosen as the Outstanding Citizen of Hampton Roads, Virginia. In 1986, Mr. Hoffler was appointed to a five-year term to the Virginia Governor’s Advisory Board for Industrial Development for the Commonwealth of Virginia.

David W. Hoyle, age 69, has served as a director since January 1995. For the past 25 years, he has been self-employed, primarily as a real estate developer. He has been a Senator in the North Carolina General Assembly since 1992. Senator Hoyle is the Chairman of the Board of Directors of Citizens South Banking Corporation, a bank holding company, and is Chairman of the Board of Directors of its wholly-owned subsidiary, Citizens South Bank. Senator Hoyle also serves as a director of several private corporations as well as of several civic, educational and charitable organizations.

Michael J. Mancuso, age 66, has served as a director since August 2006, when our Board appointed him to serve in a newly created director position. Mr. Mancuso recently retired from General Dynamics Corporation, a market leader in mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems and business aviation where he was employed since 1993, serving as Senior Vice President and Chief Financial Officer since 1994, and as a director since 1997. Mr. Mancuso also serves on the board of directors for SPX Corporation (NYSE: SPW), a publicly-held industrial manufacturer headquartered in Charlotte, North Carolina, and LSI Corporation (NYSE: LSI), a publicly-held leading provider of silicon, systems and software technologies headquartered in Milpitas, California.

Albert D. McAlister, age 57, has served as a director since April 1990. Since 1975, Mr. McAlister has been a partner in the law firm of McAlister & McAlister, P.A. in Laurens, South Carolina.

Executive Officers

The following table provides information with respect to our current executive officers. Each executive officer has been elected to serve until his successor is duly appointed or elected by the Board of Directors or his earlier removal or resignation from office.

Name	Age	Position

J.M. Bernhard, Jr.	54	Chairman of the Board of Directors, President and Chief Executive Officer
David P. Barry	57	President of the Nuclear Division of the Fossil & Nuclear Segment
Robert L. Belk	59	Executive Vice President
David L. Chapman, Sr.	63	President of the Fabrication & Manufacturing (F&M) Segment
Brian K. Ferraioli	53	Executive Vice President and Chief Financial Officer
R. Monty Glover	55	President of the Fossil Division of the Fossil & Nuclear Segment
Gary P. Graphia	46	Executive Vice President, Corporate Development and Strategy
D. Ron McCall	60	President of the Maintenance Segment
George P. Bevan	61	President of the Environmental & Infrastructure (E&I) Segment
Lou Pucher	65	President of the Energy & Chemicals (E&C) Segment
Clifton S. Rankin	40	Corporate Secretary and General Counsel
Michael J. Kershaw	59	Senior Vice President and Chief Accounting Officer

J.M. Bernhard, Jr. — For biographical information on Mr. Bernhard, see “Directors” above.

David P. Barry currently serves as President of the Nuclear Division of our Fossil & Nuclear segment. He joined us in March 2006 as the President of Shaw Stone & Webster Nuclear Services Division. Immediately prior to joining us, Mr. Barry was employed by Bechtel Corporation, a premier engineering, construction and project management company, in a number of positions since December 1999, including operations manager for Bechtel’s offices in Frederick, Maryland, Baghdad, Iraq and London, England and business development manager for fossil power projects. Mr. Barry has over 30 years of experience in the engineering and construction industry.

Robert L. Belk currently serves as our Executive Vice President. He joined us in October 1998, as our Executive Vice President and Chief Financial Officer and held this position until July 6, 2007. Mr. Belk served as one of our directors from January 2005 to January 2006, when he was not nominated for re-election.

David L. Chapman, Sr. currently serves as President of the Fabrication & Manufacturing (F&M) segment. He joined us in April 2002 as President of our Fabrication & Manufacturing Division, which is now known as the Fabrication & Manufacturing Group. Mr. Chapman has over 34 years of experience in the industrial fabrication business. From 1994 to 2002, Mr. Chapman was employed by Turner Industries Group, a large industrial contracting company, where he served as President of International Piping Systems, Turner International Piping Systems and International Painting Corporation.

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

R. Monty Glover currently serves as the President of the Fossil Division of our Fossil & Nuclear segment, having held this position since June 2007. Mr. Glover first joined us in March 2001 as Vice President Construction Operations, and held this position until March 2003 when he was appointed President of Construction — ECM Division. Mr. Glover served as President of Construction — ECM Division until April 2007 when he was appointed as President of the Construction Division of the Power Group. He served as President of the Construction Division until his recent appointment as President of the Fossil Division of the Power Group. Mr. Glover has over 30 years of experience in the engineering and construction industry. Prior to joining us, he served as President and CEO of Rust Constructors, Inc., a subsidiary of Raytheon Engineers and Constructors for five years and as the division manager of Fluor Daniel Heavy Industrial Operating Company, a global international engineering, procurement, construction and maintenance services company from 1993 until 1997. Raytheon is a technology leader specializing in defense, homeland security, and other government markets throughout the world.

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

D. Ron McCall currently serves as President of our Maintenance segment. He joined us in August 2002 as President of our Maintenance Division. In September 2004, Mr. McCall was appointed as President of our Maintenance & Construction Division. Mr. McCall joined us from Turner Industries Group, a large industrial contracting company, where he served for 23 years as Senior Vice President of Construction and Maintenance of the Western Division.

George P. Bevan was appointed as the President of our Environmental & Infrastructure segment in June 2008. Mr. Bevan joined us in 1994 as Vice President of Business Development and has served in several other capacities, including Executive Vice President of Corporate Development, Vice President of Government Affairs and President of Shaw Global Energy Services, an offshore and modular construction group. Prior to joining us, Mr. Bevan was a practicing attorney in the oil and gas and real estate businesses.

Lou Pucher currently serves as the President of our Energy & Chemicals segment. He joined us in March 2007 as President of E&C operations, and was promoted to his current position in July 2007. Prior to joining us, Mr. Pucher served as Senior Vice President of KBR Inc.’s Energy & Chemicals Division from August 2003 to September 2006. KBR is a leading global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. Prior to his position with KBR, from June 1966 to July 2003, Mr. Pucher held various management positions with M.W. Kellogg Company, a global full-service engineering, procurement and construction contractor.

Clifton S. Rankin was appointed as our General Counsel and Corporate Secretary in May 2007. Immediately prior to joining us, Mr. Rankin practiced law in the Houston office of the international law firm of Vinson & Elkins L.L.P., where he was employed for 15 years and had been a partner since 2001.

Michael J. Kershaw currently serves as our Senior Vice President and Chief Accounting Officer, having held this position since December 2007. Mr. Kershaw first joined us in September 2007 as Senior Vice President and Corporate Controller, and held this position until appointed to his current position. Prior to joining Shaw, since 2005, Mr. Kershaw served as the E&C Division Chief Financial Officer for KBR. From 2003 until 2005, Mr. Kershaw served as Senior Controller for KBR. Prior to his employment by KBR, from 1997 until 2002, Mr. Kershaw served in several positions with Koch Industries, Inc., including Vice President, Finance, Koch Chemical Technology Group, Vice President, M&A Transaction Support, Koch Capital Services and Director, Corporate Finance, Koch Capital Services. Koch Industries, Inc. and its sister company, Koch Holdings, LLC, own a diverse group of companies that engage in trading, operations and investment worldwide. These companies have a presence in nearly 60 countries in traditional industries such as trading, petroleum, chemicals, energy, fibers and polymers, minerals, fertilizers, forest and consumer products, chemical technology equipment, ranching, securities and finances, as well as other investments.

Corporate Governance

Pursuant to general instruction G to Form 10-K, the remaining information required for this item is incorporated by reference to the information that will be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders (except for the information set forth under “Code of Corporate Conduct and Ethics” immediately below).

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

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to general instruction G to Form 10-K, we incorporate by reference into this item the information to be disclosed in our definitive proxy statement for our 2009 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Form 10-K.

1. Financial Statements.

See Part II, Item 8 — Financial Statements and Supplementary Data.

Additionally, the following financial statements are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X:

Combined Financial Statements of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Combined Balance Sheet as of March 31, 2008
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

We have not filed with this Form 10-K copies of the instruments defining rights of all holders of the long-term debt of us and our consolidated subsidiaries based upon the exception set forth in Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such instruments will be furnished to the SEC upon request.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01
2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.02

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

3.1		Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1
3.2		Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2
4.1		Specimen Common Stock Certificate	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	4.1
4.2		Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	The Shaw Group Inc. Registration Statement on Form 8-A filed on July 30, 2001	1-12227	99.1
*10	.1	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.4
*10	.2	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.6
*10	.3	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.5
*10	.4	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Current Report on Form 8-K filed on October 12, 2004	1-12227	10.3
*10	.5	Form of Restricted Stock Unit Agreement under the Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.6
*10	.6	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on June 12, 2001	333-62856	4.6
*10	.7	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.8	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5
*10	.9	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on January 31, 2006	1-12227	10.2
*10	.10	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.8
*10	.11	Written description of the Company’s compensation policies and programs for non-employee directors	The Shaw Group Inc. Proxy Statement for the 2008 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 26, 2007	1-12227	(Contained at pages 11 to 13)
*10	.12	Flexible Perquisites Program for certain executive officers	The Shaw Group Inc. Current Report on Form 8-K filed on November 1, 2004	1-12227	Description contained under Item 1.01 of the referenced Form 8-K
*10	.13	The Shaw Group Inc. 2005 Management Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on March 3, 2006	1-12227	10.1
*10	.14	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2008	The Shaw Group Inc. Proxy Statement for the 2008 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 26, 2007	1-12227	(Contained at pages 22 to 71)
*10	.15	Employment Agreement dated as of January 23, 2007, by and between the Company and J.M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 25, 2007	1-12227	10.1
*10	.16	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2000	1-12227	10.8
*10	.17	Amendment to Employment Agreement of Robert L. Belk dated as of December 1, 2004	The Shaw Group Inc. Current Report on Form 8-K filed on December 3, 2004	1-12227	10.1
*10	.18	Third Amendment to Employment Agreement of Robert L. Belk dated December 31, 2006	The Shaw Group Inc. Quarterly Report Form 10-Q for the quarter ended November 30, 2006	1-12227	10.14
*10	.19	Fourth Amendment to Employment Agreement of Robert L. Belk dated July 6, 2007	The Shaw Group Inc. Current Report on Form 8-K filed July 11, 2007	1-12227	10.1
*10	.20	Employment Agreement effective as of August 13, 2003, by and between the Company and Richard F. Gill	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.19

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.21	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	The Shaw Group Inc. Current Report on Form 8-K filed December 24, 2003	1-12227	99.1
*10	.22	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	The Shaw Group Inc. Current Report on Form 8-K filed on January 12, 2005	1-12227	10.1
*10	.23	Letter Agreement between the Company and David L. Chapman, Sr. dated as of March 12, 2008	The Shaw Group Inc. Current Report on Form 8-K filed on March 17, 2008	1-12227	10.1
*10	.24	Employment Agreement and Nonsolicitation and Noncompete Agreement, both dated as of July 3, 2007, between the Company and Roy Montgomery Glover	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.64
*10	.25	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated as of October 10, 2007, between the Company and Dirk J. Wild	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.3
*10	.26	Employment Agreement of Gary P. Graphia dated October 14, 2005	The Shaw Group Inc. Current Report on Form 8-K filed on October 14, 2005	1-12227	10.1
*10	.27	First Amendment to Employment Agreement of Gary P. Graphia dated as of May 7, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.3
*10	.28	Employment Agreement of David P. Barry effective as of March 13, 2006	The Shaw Group Inc. Current Report on Form 8-K filed on March 14, 2006		10.1
*10	.29	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.3
*10	.30	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006	The Shaw Group Inc. Current Report on Form 8-K filed on August 4, 2006	1-12227	10.1
*10	.31	Amendment to Employment Agreement of Ronald W. Oakley	The Shaw Group Inc. Current Report on Form 8-K filed on July 2, 2008	1-12227	10.1
*10	.32	Agreement effective as of November 18, 2006 by and between the Company and Thomas A. Barfield, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on February 2, 2007	1-12227	10.1
*10	.33	Employment Agreement dated as of May 7, 2007, and related Nondisclosure and Noncompetition Agreement by and between the Company and Clifton Scott Rankin	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.4

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.34	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34
*10	.35	Employment Agreement effective as of July 17, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on October 15, 2007	1-12227	10.1
*10	.36	Offer Letter dated as of August 17, 2007, by and between the Company and Michael J. Kershaw	The Shaw Group Inc. Current Report on Form 8-K filed on December 21, 2007	1-12227	10.1
*10	.37	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated effective July 4, 2007, by and between the Company and Lou Pucher	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.2
*10	.38	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6
*10	.39	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6
*10	.40	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6
10.41		Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on July 28, 2000	1-12227	2.1
10.42		Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(a) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (b) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (c) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.43	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.2
10.44	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.3
10.45	$450,000,000 Credit Agreement dated as of April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on April 28, 2005	1-12227	10.1
10.46	Amendment No. 1 dated as of October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on October 4, 2005	1-12227	10.1
10.47	Amendment No. 2 dated as of February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on February 28, 2006	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.48	Amendment No. 3 dated as of June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2006	1-12227	10.38
10.49	Amendment No. 4 dated as of October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1
10.50	Amendment No. 6 dated October 15, 2008, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended	The Shaw Group Inc. Current Report on Form 8-K filed on October 21, 2008	1-12227	10.1
10.51	Amendment No. 5 dated January 14, 2008, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2008	1-12227	10.1
10.52	Waiver dated as of January 18, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2007	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.53	Waiver dated as of March 19, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on March 19, 2007	1-12227	10.1
10.54	Waiver dated as of April 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on April 17, 2007	1-12227	10.1
10.55	Waiver dated as of July 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on July 16, 2007	1-12227	10.1
10.56	Waiver dated as of August 30, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on September 6, 2007	1-12227	10.1
10.57	Waiver dated as of November 26, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on November 30, 2007	1-12227	10.1
10.58	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2
10.59	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.60	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4
10.61	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5
10.62	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6
10.63	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7
10.64	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8
10.65	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9
10.66	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10
10.67	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11
10.68	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12
14.1	The Shaw Group Inc. Code of Corporate Conduct dated June 2006	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

14.2		The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003)	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.2
14.3		The Shaw Group Inc. Insider Trading Policy dated June 2006	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.3
†21	.1	Subsidiaries of The Shaw Group Inc.
†23	.1	Consent of KPMG LLP, independent registered public accounting firm of The Shaw Group Inc.
†23	.2	Consent of Ernst & Young LLP, former independent registered public accounting firm of The Shaw Group Inc.
†23	.3	Consent of Ernst & Young LLP, independent registered public accounting firm of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
†31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32	.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†32	.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/ J. M. Bernhard, Jr.

By:	J. M. Bernhard, Jr.
Chief Executive Officer
Date: October 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed as of October 30, 2008, by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title

/s/ J. M. Bernhard, Jr. J. M. Bernhard, Jr.	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian K. Ferraioli Brian K. Ferraioli	Chief Financial Officer (Principal Financial Officer)

/s/ Michael J. Kershaw Michael J. Kershaw	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Albert D. McAlister Albert D. McAlister	Director

/s/ L. Lane Grigsby L. Lane Grigsby	Director

/s/ David W. Hoyle David W. Hoyle	Director

/s/ James F. Barker James F. Barker	Director

/s/ Daniel A. Hoffler Daniel A. Hoffler	Director

/s/ Michael J. Mancuso Michael J. Mancuso	Director

/s/ Thomas E. Capps Thomas E. Capps	Director

THE SHAW GROUP INC.
EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

We have not filed with this Form 10-K copies of the instruments defining rights of all holders of the long-term debt of us and our consolidated subsidiaries based upon the exception set forth in Item 601(b)(4)(iii)(A) of Regulation S-K. Copies of such instruments will be furnished to the SEC upon request.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01
2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.02
3.1	Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1
3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2
4.1	Specimen Common Stock Certificate	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	4.1
4.2	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	The Shaw Group Inc. Registration Statement on Form 8-A filed on July 30, 2001	1-12227	99.1

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.1	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.4
*10	.2	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.6
*10	.3	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.5
*10	.4	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Current Report on Form 8-K filed on October 12, 2004	1-12227	10.3
*10	.5	Form of Restricted Stock Unit Agreement under the Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.6
*10	.6	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on June 12, 2001	333-62856	4.6
*10	.7	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1
*10	.8	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5
*10	.9	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on January 31, 2006	1-12227	10.2
*10	.10	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.8
*10	.11	Written description of the Company’s compensation policies and programs for non-employee directors	The Shaw Group Inc. Proxy Statement for the 2008 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 26, 2007	1-12227	(Contained at pages 11 to 13)
*10	.12	Flexible Perquisites Program for certain executive officers	The Shaw Group Inc. Current Report on Form 8-K filed on November 1, 2004	1-12227	Description contained under Item 1.01 of the referenced Form 8-K

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.13	The Shaw Group Inc. 2005 Management Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on March 3, 2006	1-12227	10.1
*10	.14	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2008	The Shaw Group Inc. Proxy Statement for the 2008 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 26, 2007	1-12227	(Contained at pages 22 to 71)
*10	.15	Employment Agreement dated as of January 23, 2007, by and between the Company and J.M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 25, 2007	1-12227	10.1
*10	.16	Employment Agreement dated as of May 1, 2000, by and between the Company and Robert L. Belk	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2000	1-12227	10.8
*10	.17	Amendment to Employment Agreement of Robert L. Belk dated as of December 1, 2004	The Shaw Group Inc. Current Report on Form 8-K filed on December 3, 2004	1-12227	10.1
*10	.18	Third Amendment to Employment Agreement of Robert L. Belk dated December 31, 2006	The Shaw Group Inc. Quarterly Report Form 10-Q for the quarter ended November 30, 2006	1-12227	10.14
*10	.19	Fourth Amendment to Employment Agreement of Robert L. Belk dated July 6, 2007	The Shaw Group Inc. Current Report on Form 8-K filed July 11, 2007	1-12227	10.1
*10	.20	Employment Agreement effective as of August 13, 2003, by and between the Company and Richard F. Gill	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.19
*10	.21	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	The Shaw Group Inc. Current Report on Form 8-K filed December 24, 2003	1-12227	99.1
*10	.22	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	The Shaw Group Inc. Current Report on Form 8-K filed on January 12, 2005	1-12227	10.1
*10	.23	Letter Agreement between the Company and David L. Chapman, Sr. dated as of March 12, 2008	The Shaw Group Inc. Current Report on Form 8-K filed on March 17, 2008	1-12227	10.1
*10	.24	Employment Agreement and Nonsolicitation and Noncompete Agreement, both dated as of July 3, 2007, between the Company and Roy Montgomery Glover	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.64
*10	.25	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated as of October 10, 2007, between the Company and Dirk J. Wild	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.3

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.26	Employment Agreement of Gary P. Graphia dated October 14, 2005	The Shaw Group Inc. Current Report on Form 8-K filed on October 14, 2005	1-12227	10.1
*10	.27	First Amendment to Employment Agreement of Gary P. Graphia dated as of May 7, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.3
*10	.28	Employment Agreement of David P. Barry effective as of March 13, 2006	The Shaw Group Inc. Current Report on Form 8-K filed on March 14, 2006		10.1
*10	.29	Employment Agreement of G. Patrick Thompson effective as of July 6, 2006	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.3
*10	.30	Employment Agreement of Ronald W. Oakley dated effective as of August 3, 2006	The Shaw Group Inc. Current Report on Form 8-K filed on August 4, 2006	1-12227	10.1
*10	.31	Amendment to Employment Agreement of Ronald W. Oakley	The Shaw Group Inc. Current Report on Form 8-K filed on July 2, 2008	1-12227	10.1
*10	.32	Agreement effective as of November 18, 2006 by and between the Company and Thomas A. Barfield, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on February 2, 2007	1-12227	10.1
*10	.33	Employment Agreement dated as of May 7, 2007, and related Nondisclosure and Noncompetition Agreement by and between the Company and Clifton Scott Rankin	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2007	1-12227	10.4
*10	.34	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34
*10	.35	Employment Agreement effective as of July 17, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on October 15, 2007	1-12227	10.1
*10	.36	Offer Letter dated as of August 17, 2007, by and between the Company and Michael J. Kershaw	The Shaw Group Inc. Current Report on Form 8-K filed on December 21, 2007	1-12227	10.1
*10	.37	Employment Agreement and Nondisclosure and Noncompetition Agreement, both dated effective July 4, 2007, by and between the Company and Lou Pucher	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.2
*10	.38	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6
*10	.39	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

*10	.40	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6
10.41		Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on July 28, 2000	1-12227	2.1
10.42		Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(a) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (b) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (c) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.1
10.43		Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.2
10.44		Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.3
10.45		$450,000,000 Credit Agreement dated as of April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on April 28, 2005	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.46	Amendment No. 1 dated as of October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on October 4, 2005	1-12227	10.1
10.47	Amendment No. 2 dated as of February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on February 28, 2006	1-12227	10.1
10.48	Amendment No. 3 dated as of June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2006	1-12227	10.38
10.49	Amendment No. 4 dated as of October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.50	Amendment No. 6 dated October 15, 2008, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended	The Shaw Group Inc. Current Report on Form 8-K filed on October 21, 2008	1-12227	10.1
10.51	Amendment No. 5 dated January 14, 2008, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2008	1-12227	10.1
10.52	Waiver dated as of January 18, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2007	1-12227	10.1
10.53	Waiver dated as of March 19, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on March 19, 2007	1-12227	10.1
10.54	Waiver dated as of April 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on April 17, 2007	1-12227	10.1
10.55	Waiver dated as of July 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on July 16, 200	1-12227	10.1
10.56	Waiver dated as of August 30, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on September 6, 2007	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.57	Waiver dated as of November 26, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on November 30, 2007	1-12227	10.1
10.58	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2
10.59	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3
10.60	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4
10.61	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5
10.62	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6
10.63	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7
10.64	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8
10.65	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

10.66		Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10
10.67		Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11
10.68		Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12
14.1		The Shaw Group Inc. Code of Corporate Conduct dated June 2006	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.1
14.2		The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003)	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.2
14.3		The Shaw Group Inc. Insider Trading Policy dated June 2006	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.3
†21	.1	Subsidiaries of The Shaw Group Inc.
†23	.1	Consent of KPMG LLP, independent registered public accounting firm of The Shaw Group Inc.
†23	.2	Consent of Ernst & Young LLP, former independent registered public accounting firm of The Shaw Group Inc.
†23	.3	Consent of Ernst & Young LLP, independent registered public accounting firm of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
†31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

				SEC File or	Exhibit
Exhibit			Report or Registration	Registration	or Other
Number		Document Description	Statement	Number	Reference

†32	.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†32	.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002