Form 10-Q
period 2008-11-30
SHAW GROUP INC
filed 2009-01-08
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2008
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
Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: common stock, no par value, 83,534,197 shares outstanding as of January 5, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2008 AND AUGUST 31, 2008
(In thousands, except share amounts)

	November 30,
	2008	August 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$817,592	$927,756
Restricted and escrowed cash	13,629	8,901
Accounts receivable, including retainage, net	900,474	665,870
Inventories	266,936	241,463
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	555,883	488,321
Deferred income taxes	90,111	93,823
Prepaid expenses	36,471	25,895
Other current assets	41,485	37,099

Total current assets	2,722,581	2,489,128
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	19,543	19,535
Investment in Westinghouse	1,116,513	1,158,660
Property and equipment, net of accumulated depreciation of $231,357 and $233,755, respectively	271,721	285,550
Goodwill	503,955	507,355
Intangible assets	23,267	24,065
Deferred income taxes	87,851	3,245
Other assets	95,072	99,740

Total assets	$4,840,503	$4,587,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$753,863	$731,074
Accrued salaries, wages and benefits	100,433	120,038
Other accrued liabilities	260,139	187,045
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	847,266	748,395
Short-term debt and current maturities of long-term debt	5,487	6,004

Total current liabilities	1,967,188	1,792,556
Long-term debt, less current maturities	2,105	3,579
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,325,131	1,162,007
Interest rate swap contract on Japanese Yen-denominated bonds	20,744	8,802
Other liabilities	95,456	101,522
Minority interest	24,969	29,082
Contingencies and commitments (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 89,204,997 and 89,195,901 shares issued, respectively; and 83,501,583 and 83,535,441 shares outstanding, respectively	1,210,168	1,204,914
Retained earnings	369,459	409,376
Accumulated other comprehensive loss	(58,771)	(9,609)
Treasury stock, 5,703,414 shares and 5,660,460 shares, respectively	(115,946)	(114,951)

Total shareholders’ equity	1,404,910	1,489,730

Total liabilities and shareholders’ equity	$4,840,503	$4,587,278

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)
Revenues	$1,900,433	$1,712,160
Cost of revenues	1,712,340	1,577,142

Gross profit	188,093	135,018
General and administrative expenses	73,106	68,888

Operating income	114,987	66,130
Interest expense	(1,745)	(2,164)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,862)	(8,892)
Interest income	3,923	4,815
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(161,202)	(57,238)
Other foreign currency transaction gains (losses), net	(2,399)	1,164
Other (expense), net	(1,861)	(295)

Income (loss) before income taxes, minority interest and earnings from unconsolidated entities	(58,159)	3,520
Provision (benefit) for income taxes	(22,698)	2,116

Income (loss) before minority interest and earnings from unconsolidated entities	(35,461)	1,404
Minority interest	(5,860)	(4,982)
Income from 20% Investment in Westinghouse, net of income taxes	1,543	4,815
Earnings (losses) from unconsolidated entities, net of income taxes	(139)	993

Net income (loss)	$(39,917)	$2,230

Net income (loss) per common share:
Basic	$(0.48)	$0.03

Diluted	$(0.48)	$0.03

Weighted average shares outstanding:
Basic	83,103	80,684
Diluted	83,103	83,575
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007
(Unaudited)
(In thousands)

	Three Months Ended November 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(39,917)	$2,230
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,572	10,383
(Benefit from) deferred income taxes	(62,141)	(14,714)
Stock-based compensation expense	6,836	3,890
(Earnings) from unconsolidated entities, net of taxes	(1,405)	(5,058)
Impairment of assets	1,041	—
Distributions from unconsolidated entities	—	5,285
Foreign currency transaction losses, net	163,602	56,073
Minority interest	5,860	4,983
Impairment of investments in unconsolidated entities	—	1,073
Other noncash items	(12,615)	(22,231)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) in receivables	(258,173)	(40,618)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(85,233)	(1,016)
(Increase) in inventories	(25,769)	(9,604)
(Increase) decrease in other current assets	(5,793)	18,540
Increase (decrease) in accounts payable	25,432	(21,639)
Increase (decrease) in accrued liabilities	58,382	(1,699)
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	115,000	101,428
Net change in other assets and liabilities	3,447	21,253

Net cash provided by (used in) operating activities	(98,874)	108,559
Cash flows from investing activities:
Proceeds from sale of businesses and assets, net of cash surrendered	26,522	13,908
Purchases of property and equipment	(19,926)	(23,543)
Investment in, advances to, and return of capital from unconsolidated entities and joint ventures	(3,769)	(120)
Change in restricted and escrowed cash, net	(4,714)	3,875

Net cash (used in) investing activities	(1,887)	(5,880)
Cash flows from financing activities:
Purchase of treasury stock	(993)	(9,064)
Repayment of debt, deferred financing costs and capital leases	(4,849)	(2,348)
Issuance of common stock	42	12,498
Excess tax benefits from exercise of stock options and vesting of restricted stock	138	17,182
Proceeds from revolving credit agreements	—	5,102
Repayments of revolving credit agreements	—	(2,989)

Net cash provided by (used in) financing activities	(5,662)	20,381

Effects of foreign exchange rate changes on cash	(3,741)	1,098

Net change in cash and cash equivalents	(110,164)	124,158
Cash and cash equivalents — beginning of year	927,756	341,359

Cash and cash equivalents — end of period	$817,592	$465,517

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
     The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) including interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in financial statements prepared annually in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (2008 Form 10-K). In the opinion of management, all adjustments (consisting of normal recurring adjustments) that are necessary to fairly present our financial position and our results of operations as of and for these periods have been made.
     The consolidated financial statements include the accounts of The Shaw Group Inc., a Louisiana corporation, (Shaw, we, us or our), and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIE’s) of which we are the primary beneficiary, as defined therein. All significant intercompany balances and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. Additionally, in certain cases, we consolidate the proportionate share of our investments in construction related joint ventures.
Use of Estimates
     In order to prepare financial statements in conformity with GAAP, our management is required to make estimates and assumptions as of the date of the financial statements that affect the reported values of assets and liabilities and revenues and expenses and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management are listed in our 2008 Form 10-K. In addition, the current economic conditions may require the use of additional estimates and certain estimates may be subject to a greater degree of uncertainty.
Goodwill
     Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). The estimated fair value for our reporting units is calculated based on estimated projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. Unless circumstances otherwise dictate, we perform our annual impairment testing in the third quarter of our fiscal year. For additional information, See Note 6  — Goodwill and Other Intangible Assets.

Recently Adopted Accounting Pronouncements
     On September 1, 2008, we adopted the provisions of FASB SFAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. Such assets and liabilities, which include our costs and estimated earnings in excess of billings on uncompleted contracts, advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts, deferred contract costs, property and equipment (net) and goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 157 for our non-financial assets may have on our Consolidated Financial Statements. For additional information, see Note 17 - Fair Value Measurements.
     On September 1, 2008, we adopted and elected not to apply the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.
Reclassifications
     Certain fiscal year 2008 amounts have been reclassified to conform to the fiscal year 2009 presentation.
Note 2 — Restricted and Escrowed Cash
     At November 30, 2008 and August 31, 2008, we had restricted and escrowed cash of $13.6 million and $8.9 million, respectively. At November 30, 2008 and August 31, 2008, our restricted cash consisted of: $0.6 million and $0.7 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; $1.0 million and $1.0 million related to insurance loss reserves and $12.0 million and $7.2 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers.
Note 3 — Accounts Receivable and Concentrations of Credit Risk
     At November 30, 2008 and August 31, 2008, our accounts receivable, net were as follows (in thousands):

	November 30,	August 31,
	2008	2008
Trade accounts receivable, net	$764,641	$556,711
Unbilled accounts receivable	11,411	11,770
Retainage	124,422	97,389

Total accounts receivable, including retainage, net	$900,474	$665,870

     Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2008	$27,390
Provision	7,447
Write offs	(4,408)
Other	(540)

Ending balance, November 30, 2008	$29,889

     Included in our trade accounts receivable at November 30, 2008 and August 31, 2008 was approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has raised issues with our invoiced amounts, and we are currently in litigation with the government entity. The amount we ultimately collect from this trade receivable could differ from amount noted above.
Concentration of Credit
     Amounts due from U.S. government agencies or entities were $85.5 million and $66.9 million at November 30, 2008 and August 31, 2008, respectively.

     Costs and estimated earnings in excess of billings on uncompleted contracts include $182.9 million and $157.9 million at November 30, 2008 and August 31, 2008, respectively, related to U.S. government agencies and related entities.
Note 4 — Inventories
     At November 30, 2008 and August 31, 2008, the major components of inventories were as follows (in thousands):

	November 30, 2008			August 31, 2008
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$12,820	$144,304	$157,124	$11,778	$129,716	$141,494
Work in process	3,919	26,872	30,791	3,831	20,242	24,073
Finished goods	79,021	—	79,021	75,896	—	75,896

	$95,760	$171,176	$266,936	$91,505	$149,958	$241,463

Note 5 — Equity Method Investments and Variable Interest Entities
     We execute certain contracts with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a VIE as defined by FIN 46(R), the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected on one line in the consolidated statement of operations. However, for certain joint ventures with construction activities, we proportionately consolidate our percentage share of revenues and costs from these joint ventures which are reflected in our consolidated statements of operations.
Equity Method Investments
     Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. On October 16, 2006, we acquired an equity interest in Westinghouse Group (Westinghouse) and entered into various agreements that are described in Note 2 of our 2008 Form 10-K.
     In connection with our investment in Westinghouse, we entered into a Japanese Yen (JPY) denominated Put Option Agreement (Put Option) that provides us the option to sell all or part of our 20% equity interest in Westinghouse to Toshiba Corporation (Toshiba) for approximately 124.7 billion JPY (97% of the original JPY-equivalent purchase price, the equivalent of approximately $1.0 billion at October 16, 2006 exchange rates). The amount received from our exercise of the Put Option is expected to approximate the amount due on the JPY-denominated long-term bonds secured by our equity investment in Westinghouse (Westinghouse Bonds) when the Put Option becomes exercisable. We remain at risk for the 3% difference (equal to 4.3 billion JPY, approximately $44.6 million at November 30, 2008 exchange rates). The Put Option is exercisable by us only during the period from March 31, 2010 through March 15, 2013. The Put Option can be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds.
     Because the Put Option exercise price is JPY-denominated, we will receive a fixed amount of JPY upon its exercise. The Put Option substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Option for repayment of the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we are required to repay the JPY-denominated long-term bonds from our cash, sale of assets and/or new capital financing. We may not be able to obtain credit in the future on terms similar to those obtained with the Westinghouse Bonds.
     Under GAAP, the Put Option is not considered a free-standing financial instrument or a derivative instrument, and therefore, has not been separated from our equity investment in Westinghouse. The Put Option does not require or permit net settlement. Therefore, neither the Put Option nor its foreign currency component meet the definition of a derivative instrument under FASB Statement No. 133, and therefore, are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option). As a result, the Put Option is not marked-to-market in the accompanying consolidated financial statements.

     Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three months ended September 30, 2008 and 2007 are included in our financial results for the three months ended November 30, 2008 and 2007. Summarized income statement information for Westinghouse before applying our 20% equity interest in Westinghouse was as follows (in thousands):

	Three Months Ended
	September 30,	September 30,
	2008	2007
Revenues	$743,020	$661,106
Gross profit	165,099	161,107
Income before income taxes	17,571	13,250
Net income (loss)	12,664	39,535
     As part of our 20% equity investment in Westinghouse, we entered into a shareholder agreement on October 4, 2006 that set a targeted minimum dividend that we will receive from Westinghouse at approximately $24.0 million annually for the first six years that we hold our 20% equity investment in Westinghouse. If the targeted dividend amount during this period is not paid or an amount less than the target dividend amount is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the target dividend amount and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our equity investment in Westinghouse, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. Subsequent to November 30, 2008, we received a dividend of $29.1 million from Westinghouse.
     At November 30, 2008 and August 31, 2008, our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership	November 30,	August 31,
	Percentage	2008	2008
Investment in Westinghouse	20%	$1,116,513	$1,158,660
Other	23% — 50%	19,543	19,535

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,136,056	$1,178,195

     On November 4, 2008 we completed a transaction whereby we sold our interests in Little Rock Family Housing LLC, Hanscom Family Housing LLC and Patrick Family Housing LLC. With this transaction we have effectively sold all remaining interests in our housing privatization projects. Our interest in these projects had no book value following our fiscal 2007 impairment charges. We received no proceeds as part of the sale transaction, and we were released from liabilities, obligations and funding of further equity.
     Earnings (losses) from unconsolidated entities, net of income taxes for the three months ended November 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	2008	2007
Investment in Westinghouse	$1,543	$4,815
Privatization entities	1,319	1,259
Other	(1,458)	(266)

Total earnings from unconsolidated entities, net of income taxes	$1,404	$5,808

Guarantees Related to Military Housing Privatization Construction Entities
     During fiscal year 2005, one of our wholly-owned subsidiaries, Shaw Infrastructure, Inc., entered into a guarantee agreement as co-guarantor with a third party to guarantee certain performance obligations related to the development and construction phase of the Pacific Northwest Communities, LLC military housing privatization project. On November 20, 2007, American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities, LLC. As a condition of sale, we were released from any and all further obligations under the guarantee but remain liable for certain potential claims or lawsuits up to a maximum of $5.9 million. At November 30, 2008, no amounts have been paid or are pending to be paid under the $5.9 million guarantee.
     In May 2006, we entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on a second series of military housing privatization projects being built by us and our joint venture partner. This guarantee supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base, and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we are jointly and severally liable for the performance of the bonded construction work up to a maximum of $30.0 million. However, each partner’s individual maximum liability is capped at $15.0 million. In February 2007, we recorded a liability for the maximum exposure of $15.0 million from our indemnity agreement. As of November 30, 2008, our liability and remaining payments to be made under this indemnity agreement are $1.2 million. Subsequent to November 30, 2008, we have paid the remaining $1.2 million and have therefore been fully released from liability and obligations under terms of the indemnity agreement.
Note 6 — Goodwill and Other Intangible Assets
     The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2008 to November 30, 2008 (in thousands):

			Fossil &
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at August 31, 2008	$194,174	$114,015	$139,177	$42,027	$17,962	$507,355
Currency translation adjustment	—	(2,110)	—	—	(1,290)	(3,400)

Balance at November 30, 2008	$194,174	$111,905	$139,177	$42,027	$16,672	$503,955

     We had tax-deductible goodwill of approximately $103.4 million and $107.2 million at November 30, 2008 and August 31, 2008, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.
     During the three months ended November 30, 2008, our market capitalization temporarily fell below our net book value due to the steep decline in the value of equity securities occurring primarily as a result of the significant deterioration in global economic conditions and the credit crisis. While we do not believe that our recent market capitalization indicates that the fair value of our reporting units has more likely than not fallen below their carrying values as of November 30, 2008, we re-tested the underlying assumptions made in our annual impairment testing for our reporting units and determined that they appear valid in light of our actual results for the three months ended November 30, 2008 and our current expectations of the periods covered by the impairment analysis. We determined that we were not required to accelerate our impairment tests. However, should economic conditions deteriorate our current expectations, an acceleration of our impairment tests may be required.

     The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2008	$44,526	$(21,200)	$2,016	$(1,277)
Adjustments	(400)	355	—	—
Amortization	—	(703)	—	(50)

Balance at November 30, 2008	$44,126	$(21,548)	$2,016	$(1,327)

     The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2009	$2,216	$151
2010	2,772	202
2011	2,772	202
2012	2,769	134
2013	2,766	—
Thereafter	9,283	—

Total	$22,578	$689

Note 7 — Long-Term Debt and Revolving Lines of Credit
     Our long-term debt (including capital lease obligations) at November 30, 2008 and August 31, 2008 was as follows (in thousands):

	November 30, 2008		August 31, 2008
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchase of Gottlieb, Barnett & Bridges (GBB); 0% interest; due on January 10, 2009; net of discount of $0.03 million	$2,766	$—	$2,716	$—
Notes payable of Liquid Solutions LLC, a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	1,316	1,867	946	2,466
Other notes payable	833	—	833	833

Capital lease obligations	572	238	1,509	280

Subtotal	5,487	2,105	6,004	3,579

Westinghouse Bonds (see description below)	—	1,325,131	—	1,162,007

Total	$5,487	$1,327,236	$6,004	$1,165,586

Westinghouse Bonds
     The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us and our subsidiaries, except Nuclear Energy Holdings LLC (NEH), and are as follows (in thousands):

	November 30,	August 31,
	2008	2008
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (1.02% and 0.96% at November 30, 2008 and August 31, 2008, respectively)	653,125	653,125
Original discount on Westinghouse Bonds	(30,535)	(30,535)
Accumulated discount accretion	10,714	9,323
Increase in net long-term debt due to foreign currency translation	264,952	103,219

Total long-term portion of debt	$1,325,131	$1,162,007

     On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. At November 30, 2008 and August 31, 2008, the fair value of the swap totaled approximately $20.7 million and $8.8 million, respectively, and is included as a non-current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended November 30, 2008.
Credit Facility
     On January 14, 2008, we entered into Amendment No. 5 to our Credit Facility (Facility) to, among other things, increase the approved capacity under the Facility from $1.0 billion to $1.25 billion and increase the amount effective under the Facility from $850.0 million to $1.0 billion. The amended Facility retained its original maturity date of April 25, 2010, as well as other substantive terms that were applicable to the Facility prior to the effectiveness of Amendment No. 5. On January 30, 2008, in accordance with the Facility increase provisions set forth in Amendment No. 5, we received an additional commitment of $50.0 million, which increased the overall aggregate amount effective under the Facility to $1.05 billion.
     On October 15, 2008, we entered into Amendment No. 6 to the Facility to, among other things, extend the maturity from April 25, 2010 to April 25, 2011, and pursuant to such amendment, existing lenders with commitments totaling $829.0 million agreed to the one-year extension. On October 15, 2008, we also received a new incremental commitment through the original maturity date of the Facility of $3.0 million, which made the amount currently effective under the Facility $1.053 billion until April 25, 2010. The effective amount under the Facility will be reduced to $829.0 million thereafter until April 25, 2011. However, pursuant to Amendment No. 6, we retained our ability to seek additional commitments from our existing lenders to increase the Facility up to a total capacity of $1.25 billion through April 25, 2011 subject only to the consent of lenders who actually issued letters of credit on our behalf. With Amendment No. 6, we also received consent to pledge up to $200.0 million of our unrestricted cash on hand to collateralize additional letters of credit, incremental to the letters of credit available under the Facility, provided that at the time we pledge such cash and immediately thereafter, we have at least $500.0 million in unrestricted cash on hand. The amended Facility retained other substantive terms that were applicable to the Facility prior to the effectiveness of Amendment No. 6.
     On December 30, 2008, we received an additional commitment to the extension from an existing lender of $45.0 million, which increased the aggregate amount effective under the Facility to $874.0 million from April 26, 2010 to April 25, 2011. The effective amount under the Facility remains at $1.053 billion until April 25, 2010.

     The following table presents the outstanding and available amounts under our Facility at November 30, 2008 (in millions):

Total Facility	$1,053.0
Less: outstanding performance letters of credit	546.5
Less: outstanding financial letters of credit	190.8
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$315.7

     At November 30, 2008, the portion of the Facility available for financial letters of credit and/or revolving credit loans is limited to the lesser of: (1) $506.5 million at November 30, 2008, representing the total Facility ($1.053 billion at November 30, 2008) less outstanding performance letters of credit ($546.5 million at November 30, 2008); or (2) $234.2 million at November 30, 2008, representing $425.0 million less the current outstanding amount of financial letters of credit ($190.8 million at November 30, 2008). Total fees associated with these letters of credit under the Facility were approximately $3.2 million for the three months ended November 30, 2008 as compared to $3.3 million for the three months ended November 30, 2007.
     The interest rate margins for revolving credit loans under the Facility are in a range of: (1) LIBOR plus 1.50% to 3.00% or (2) the defined base rate plus 0.00% to 0.50%. Although there were no borrowings at November 30, 2008, the interest rate that would have applied to any borrowings under the Facility was 4.25%.
     For the three months ended November 30, 2008, we recognized $0.8 million of interest expense associated with the amortization of financing fees related to our Facility, as compared to $0.6 million for the three months ended November 30, 2007. At November 30, 2008 and August 31, 2008, unamortized deferred financing fees related to our Facility were approximately $7.3 million and $5.3 million, respectively.
     At November 30, 2008, we were in compliance with the covenants contained in the Facility agreement.
Other Revolving Lines of Credit
     Shaw Nass, a consolidated VIE, has an available credit facility with a total capacity of $10.6 million. At November 30, 2008, this VIE had no borrowings under its revolving line of credit. The interest rate applicable to these borrowings is variable (3.66% at November 30, 2008) plus 2.25% per annum. We have provided a 50% guarantee related to this credit facility.
     We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At November 30, 2008 and August 31, 2008, there were $28.4 million and $27.3 million of letters of credit outstanding under this facility, respectively.
     On March 12, 2008, a bank extended to us a $25.0 million uncommitted, unsecured bilateral line of credit for the issuance of performance letters of credit in Saudi Arabia. On May 21, 2008, the bank increased its uncommitted line of credit from $25.0 million to $50.0 million. Fees under this facility are paid quarterly. At November 30, 2008 and August 31, 2008, there were $49.0 million of letters of credit outstanding under this facility.
Note 8 — Income Taxes
     Our consolidated effective tax rate was a 39% benefit as applied to the pre-tax loss for the first quarter of fiscal 2009. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate. The impact of significant discrete items is separately recognized in the quarter in which they occur.

     We recognize foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Additionally, the first quarter of fiscal 2009 includes both a $4.3 million benefit for the retroactive effect of the renewal of the Work Opportunities Tax Credit and a $6.5 million provision for uncertain tax positions.
     We expect the fiscal 2009 annual effective tax rate applicable to forecasted pre-tax income to be approximately 39-40%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective December 1, 2007. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
      We provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. During the first quarter of fiscal 2009, unrecognized tax benefits decreased by $8.1 million for a position that has not been claimed in amended filings (a deferred tax asset was reduced by the same amount) and increased by additional tax provision of $5.7 million and accrued interest of $0.8 million. As of November 30, 2008, our unrecognized tax benefits were $28.5 million, of which $27.6 million would, if recognized, affect our effective tax rate. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the U.S., most U.S. states and certain non-U.S. jurisdictions around the world. Tax returns are also filed in certain jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2002. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different either favorable or unfavorable.
     Certain tax years are under audit by relevant tax authorities including the current ongoing examination of the fiscal year 2004 and 2005 U.S. federal tax returns by the Internal Revenue Service (IRS). We have extended the statute of limitations on our U.S. federal return for the 2004 year being audited and for the 2002 and 2003 fiscal years involved in the IRS Appeal (see Note 10 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.
     While certain of the audits and the IRS appeal may be concluded in the foreseeable future, including in fiscal year 2009, it is not possible at this time to estimate the impact of changes over the next 12 months in unrecognized tax benefits.
Note 9 — Share-Based Compensation
     We maintain several share-based compensation plans to provide equity incentive award opportunities to our directors, officers and key employees. These plans are administered by the Compensation Committee of the Board of Directors, which approves participant eligibility, the number of shares awarded and the terms, conditions, performance measures and other provisions of the award. Our plans allow us to grant various forms of equity incentive awards including stock options, restricted stock awards and restricted stock units. Unlike restricted stock awards, none of our common stock is issued when a restricted stock unit is granted.
     Restricted stock units totaling 2,339,651 shares were granted during the three months ended November 30, 2008 at a weighted-average per share price of $17.88 vesting over approximately three to four years. Of these, approximately 1,270,000 restricted stock units are classified as liability awards at November 30, 2008, due to the limited availability of shares under our share-based compensation plans. Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period.

     During the three months ended November 30, 2008 and 2007, options for the purchase of 1,142,194 shares at a weighted-average price of $17.89 per share and 11,884 shares at a weighted-average price of $54.85 per share, respectively, were awarded, with vesting over approximately four years. The contractual lives of the awards during the three months ended November 30, 2008 are consistent with those of prior years. There were no significant changes in assumptions or estimates since the year ended August 31, 2008.
     During the three months ended November 30, 2008 and 2007, options for the purchase of 10,000 shares at a weighted-average exercise price of $4.19 per share and 652,993 shares at a weighted-average exercise price of $19.15 per share, respectively, were exercised.
     For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2008 Form 10-K.
Note 10 — Contingencies and Commitments
Tax Matters
     In connection with the regular examination of our U.S. Federal tax return by the IRS for the 2002 and 2003 fiscal years, the IRS assessed certain adjustments to the amounts reflected by us on those returns. We do not agree with the assessed penalties and adjustments and, accordingly, filed a timely appeal (IRS Appeal) in June 2007. The primary issue remaining to be resolved relates to the sourcing of income related to foreign procurement functions by one of our overseas entities. The outcome of the IRS Appeal is uncertain at this time, and the amount of interest that would be due depends upon the initial year of the adjustment under one of several theories being advanced by the IRS and the years over which certain net operating losses would be utilized. Provision has been made as part of our unrecognized tax benefits liability for management’s best estimate of the expected resolution of the matter.
Military Housing Privatization Entities
     See Note 5 — Equity Method Investments and Variable Interest Entities for discussion of commitments and contingencies related to privatization entities.
Liabilities Related to Contracts
     Our contracts often contain provisions relating to the following matters:
•	warranty, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
     We attempt to limit our exposure under these penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to customers. We also have claims from customers as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts (see Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for further discussion).
Other Guarantees
     Our lenders issue letters of credit on our behalf to customers and sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured) were $818.6 million and $805.1 million at November 30, 2008 and August 31, 2008, respectively. Of the amount of outstanding letters of credit at November 30, 2008, $627.8 million are performance letters of credit issued to our customers. Of the $627.8 million, five customers held $325.8 million, or 52% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $100.8 million.

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
Litigation
     During fiscal year 2005, the U.S. District Court for the District of Delaware (D.Del.) rendered a judgment against us and in favor of Saudi American Bank (SAB) in the amount of $11.4 million inclusive of interest and attorneys’ fees but, exclusive of post-judgment legal interest while pending appeal. In the suit against us (and others), SAB claimed that as part of our July 2000 Stone & Webster Incorporated asset acquisition, we assumed certain liabilities under an existing loan agreement and guarantee. We appealed the decision to the U.S. Court of Appeals for the Third Circuit, which issued its decision on December 30, 2008. In that decision, the Third Circuit reversed the D.Del.’s summary judgment ruling, vacated the D.Del.’s awards to SAB, and remanded the matter to the D.Del. for further consideration consistent with the Third Circuit’s findings. Consistent with those findings, we expect to prevail upon the D.Del’s consideration; however in the event that we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
     We currently have pending before the American Arbitration Association (AAA) the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W seeks approximately $38.0 million in liquidated damages from Mitsubishi. Mitsubishi denies liability for any liquidated damages and has asserted a counterclaim totaling approximately $29.0 million. On November 16, 2007, a majority of the AAA Tribunal transmitted a “Partial Final Award” granting certain relief to S&W contingent upon further proceedings with the Tribunal. Mitsubishi filed in U.S. District Court for the Southern District of New York (S.D.N.Y.) a petition to vacate the award. On November 14, 2008, S&W filed with the S.D.N.Y. a petition and motion to confirm the Tribunal’s Partial Final Award. We anticipate the S.D.N.Y. will address the parties’ motions, while the Tribunal simultaneously moves forward with its further proceedings. We previously made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case. If Mitsubishi prevails on its counterclaim and/or its petition to vacate as described above, we may not receive our claim for liquidated damages. In such an event, the individual or combined rulings could have a material adverse effect on our financial statements for the period in which any judgment becomes final.
     In connection with a services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our customer before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $12.8 million in such penalties. Further, we sought from the customer approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The customer further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the customer’s counterclaims. We have initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The customer has initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. We have made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the customer prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.

     See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for additional information related to our claims on major projects.
Environmental Liabilities
     LandBank, a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $27.3 million of such real estate assets recorded in other assets on the accompanying balance sheet at November 30, 2008 as compared to $27.5 million at August 31, 2008. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At November 30, 2008, our E&I segment had $5.4 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.7 million at August 31, 2008.
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
Note 11 — Supplemental Disclosure to Earnings (Loss) Per Common Share
     Weighted average shares outstanding for the three months ended November 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	2008	2007
Basic	83,103	80,684
Diluted:
Stock options	—	2,514
Restricted stock	—	377

	83,103	83,575

Note 12 — Comprehensive Income (Loss)
     The components of comprehensive income for the three months ended November 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	2008	2007
Net income (loss)	$(39,917)	$2,230
Unrealized translation adjustment gains (losses), net	(14,680)	1,424
Equity in Westinghouse’s pre-tax other comprehensive income (loss), net of Shaw’s tax	(27,210)	5,931
Interest rate swap contract on JPY-denominated bonds	(7,273)	(997)

Total comprehensive income (loss)	$(89,080)	$8,588

     The foreign currency translation adjustments relate primarily to changes in the value of the U.S. dollar in relation to British pounds, Mexican pesos, Canadian dollars and the Euro.
Note 13 — Employee Benefit Plans
     The following table sets forth the net periodic pension cost for the three foreign defined benefit plans we sponsor for the three months ended November 30, 2008 and 2007 (in thousands):

	Three Months Ended
	2008	2007
Service cost	$520	$579
Interest cost	2,159	2,443
Expected return on plan assets	(1,831)	(2,464)
Amortization of net loss	576	603
Other	9	6

Total net periodic benefit cost	$1,433	$1,167

     We expect to contribute $6.1 million to our pension plans in fiscal year 2009. At November 30, 2008, we have made $1.5 million in contributions.
Note 14 — Related Party Transactions
     We subcontracted a portion of our work with a company owned by one of our directors whom our Board had previously determined is considered non-independent. We had a balance of $0.2 million due to this company at November 30, 2008. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
     On May 31, 2008, our interest in Shaw Waste Solutions, LLC was purchased by an entity created by a former employee of ours and two minority shareholders of Shaw Waste Solutions, LLC who were also employees of Shaw Waste Solutions, LLC in exchange for cash of $0.075 million and a promissory note for $2.25 million. Interest on the note is due semi-annually with a balloon payment due at the end of the five-year term.
     At November 30, 2008 and August 31, 2008, the amounts due to our Chief Executive Officer for a non-compete agreement associated with his employment contract, including interest earned, were $18.1 million and $18.0 million, respectively, and are included in current assets and current liabilities.
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

     We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract value. While the terms of such contracts indicate costs are to be reimbursed by our customers, we typically process change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders. While we have no history of significant losses on this type of work nor do we expect a materially adverse outcome, potential exposure exists relative to costs incurred in excess of agreed upon contract value.
Unapproved Change Orders and Claims
     Our consolidated revenues include amounts for unapproved change orders and claims on projects recorded on a percentage-of-completion basis. For the three months ended November 30, 2008 and 2007, our revenues were increased by approximately $18.1 million and $17.4 million, respectively, related to unapproved change orders and claims.
     The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at November 30, 2008 and 2007, respectively, and excludes all unrecorded amounts and individually small-unapproved change orders and claims.

	November 30,	November 30,
	2008	2007
Amounts included in project estimates-at-completion at September 1	$63.6	$15.1
Changes in estimates-at-completion	24.9	0.6
Approved by customer	(14.3)	(3.8)
Increase in unapproved change orders and claims	—	17.1

Amounts included in project estimates-at-completion at end of November	$74.2	$29.0

Amounts accrued in revenues (or reductions to contract costs) on a total project basis at November 30	$62.2	$28.7

     The difference between the amounts included in project estimates-at-completion (EAC) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts are the forecasted costs for work which have not yet been incurred (i.e. remaining percentage-of-completion revenue recognition on the related project).
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
     In connection with an international fixed price contract undertaken by our Fossil & Nuclear segment that is subject to a schedule of rates for changes, where our services include fabrication, erection and construction, we have provided our customer notice of arbitration relating to re-measurements of quantities, claims and unapproved change orders. We completed our work in August 2008, and we currently are seeking approximately $39.8 million in additional compensation under the terms of the contract. Our customer reduced the scope of our work including areas that are part of the unapproved change orders and claims. However, they did not specify the dollar equivalents of the de-scoped work, which we estimate at approximately $18.5 million. Since the value of de-scoped work has not been agreed, it is impossible to correspondingly reduce our request for unapproved change orders and claims at this time. The additional compensation sought and estimated value of de-scoped work have been reduced by $6.7 million and $3.3 million, respectively, from the period ending August 31, 2008 to reflect the change in the exchange rate of the Pound Sterling (GBP) as of November 30, 2008. At November 30, 2008, we had $10.8 million in pending accounts receivable from the customer. Additionally, we provided the customer with a performance letter of credit in the amount of $4.1 million. On October 14, 2008, our customer gave us notice of its intent to bring a counterclaim against us relating to alleged certain costs associated with completing work that the customer removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. We have requested from the customer the production of certain documents related to such asserted counterclaim. Based on the limited information we have received to date from our customer, we believe we have contractual and legal defenses and thus believe the asserted counterclaim is without merit. We have evaluated our claims and made appropriate provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. This matter represents the largest of the projects comprising our unapproved change orders and claims. If the customer were to completely or substantially prevail in this matter, the outcome would have a material adverse effect on our statement of operations and statement of cash flows.

     Included in the current period financial results, we have recorded $13.3 million in claim revenues associated with recovery of our expected costs resulting from schedule delays and productivity impacts caused by owner-responsible contractors who are working on the same site as one of our on-going coal-fired projects. We made this determination based on our assessment of the claim and the probable resolution. Should we not prevail in this matter, the outcome could have an adverse effect on our statement of operations and statement of cash flows.
Project Incentives
     Our contracts contain certain incentive and award fees that provide for increasing or decreasing our revenue based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees follows Statement of Position (SOP) 81-1, which provides that all components of contract revenues, including probable incentive payments such as performance incentives and award fees should be considered in determining total estimated revenues.
     Our revenue estimates-at-completion include an estimate of amounts which we expect to earn if we achieve a number of agreed upon criteria. Incentive revenues are being recognized using the percentage-of-completion method of accounting, and we have recorded $17.8 million and $31.4 million of these estimated amounts in revenues for the related contracts and equal amount in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress at November 30, 2008 and August 31, 2008, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced.
Note 16 — Business Segments
     Our reportable segments are Energy and Chemicals (E&C); Fossil & Nuclear; Maintenance; E&I; Pipe Fabrication and Manufacturing (F&M); Corporate and Investment in Westinghouse.
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
     The E&I segment designs and executes remediation solutions including the identification of contaminants in soil, air and water. It also provides project and facilities management and other related services for non-environmental construction, watershed restoration, emergency response services, outsourcing of privatization markets, program management and operations and maintenance solutions to support and enhance domestic and global land, water and air transportation systems.

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
     The Corporate segment includes the corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses, which are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property & equipment related to the corporate facility and certain information technology costs.
     The Investment in Westinghouse segment includes our 20% equity interest in Westinghouse and the $1.1 billion in Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants.
     The following tables present information concerning segment revenues, gross profit and income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended November 30, 2008 and 2007.

	Three Months Ended
	November 30,	November 30,
(In thousands, except percentages)	2008	2007
Revenues:
Fossil & Nuclear	$676,549	$598,529
E&I	401,430	389,918
E&C	321,735	296,068
Maintenance	334,103	290,351
F&M	164,673	136,576
Corporate	1,943	718

Total revenues	$1,900,433	$1,712,160

Intersegment revenues:
Fossil & Nuclear	$1,521	$449
E&I	4,141	207
E&C	827	11
Maintenance	6,386	576

Total intersegment revenues	$12,875	$1,243

Gross profit:
Fossil & Nuclear	$51,764	$42,907
E&I	34,523	25,060
E&C	52,427	16,450
Maintenance	11,677	14,779
F&M	35,686	35,129
Corporate	2,016	693

Total gross profit	$188,093	$135,018

Gross profit percentage:
Fossil & Nuclear	7.7%	7.2%
E&I	8.6	6.4
E&C	16.3	5.5
Maintenance	3.5	5.1
F&M	21.7	25.7
Corporate	NM	NM
Total gross profit percentage	9.9%	7.9%

	Three Months Ended
	November 30,	November 30,
(In thousands, except percentages)	2008	2007
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$35,875	$33,190
E&I	18,601	9,789
E&C	41,842	8,636
Maintenance	8,297	11,260
F&M	30,361	27,125
Investment in Westinghouse	(171,160)	(66,176)
Corporate items and eliminations	(21,975)	(20,304)

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$(58,159)	$3,520

NM — Not Meaningful.
     The following table presents information concerning our segments’ assets at November 30, 2008 and August 31, 2008 (in millions).

	November 30,	August 31,
	2008	2008
Assets
Fossil & Nuclear	$1,177.4	$1,019.9
E&I	815.1	784.7
E&C	660.4	714.0
Maintenance	215.4	175.2
F&M	584.1	533.6
Investment in Westinghouse	1,198.8	1,167.9
Corporate	972.3	966.9

Total segment assets	5,623.5	5,362.2
Elimination of investment in consolidated subsidiaries	(412.1)	(412.1)
Elimination of intercompany receivables	(307.1)	(299.1)
Income taxes not allocated to segments	(63.8)	(63.7)

Total consolidated assets	$4,840.5	$4,587.3

Major Customers
     Revenues related to U.S. government agencies or entities owned by the U.S. government were $324.6 million for the three months ended November 30, 2008 representing approximately 17% of our total revenues. These revenues were recorded primarily in our E&I segment. For the three months ended November 30, 2007, we recorded revenues related to the U.S. government of approximately $276.4 million representing approximately 16% of our total revenues.
Note 17 — Fair Value Measurements
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.
     SFAS 157 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election. We did not elect the fair value option and continue measuring those assets and liabilities at historical cost.
     At November 30, 2008, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$20,744	—	$20,744	—

Foreign currency forward assets	$802	—	$802	—

Foreign currency forward liabilities	$5,530	—	$5,530	—
     We manage our currency exposures through the use of foreign currency derivative instruments denominated in our major currencies, which are generally the currencies of the countries for which we do the majority of our international business. We utilize derivative instruments to manage the foreign currency exposures related to specific assets and liabilities that are denominated in foreign currencies, and to manage forecasted cash flows denominated in foreign currencies generally related to engineering and construction projects. The currency derivative instruments are carried on the consolidated balance sheet at fair value and are based upon market observable forward exchange rates and forward interest rates.
     We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the firm’s credit risk.
     We value derivative assets by discounting future cash flows based on currency forward rates. The discount rate used for valuing derivative assets incorporates counterparty credit risk, as well as the firm’s cost of capital. Derivative liabilities are valued using a discount rate which incorporates the firm’s credit risk.
Note 18 — New Accounting Pronouncements
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

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for our fiscal year beginning September 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for our fiscal year beginning September 1, 2009 and will be applied prospectively. We do not believe that adopting SFAS 141R will have a material impact on our consolidated financial statements.
     In December 2007, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for our fiscal year beginning September 1, 2009, and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. We do not believe that adopting SFAS 141R will have a material impact on our consolidated financial statements.
Note 19 — Supplemental Cash Flow Information (in thousands)

	Three Months Ended November 30,
	2008	2007
Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$14,222	$14,245

Income taxes	$1,586	$803

Non-cash investing and financing activities:
Financed insurance premiums	$—	$13,478

Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $4,669 and $619, respectively	$7,273	$965

Equity in Westinghouse accumulated other comprehensive income, net of deferred tax of $(17,470) and $3,790, respectively	$(27,210)	$5,931

Note 20 — Subsequent Events
     On December 30, 2008, we received an additional commitment to the extension from an existing lender of $45.0 million, which increased the aggregate amount effective under the Facility to $874.0 million from April 26, 2010 to April 25, 2011. The effective amount under the Facility remains at $1.053 billion until April 25, 2010.
     On January 2, 2009, we received a dividend of $29.1 million from Westinghouse pursuant to the shareholder agreements discussed in Note 5 — Equity Method Investments and Variable Interest Entities.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS
     Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statement include, but are not limited to:
•	the recent significant deterioration in global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible mis-estimates and/or cost escalations associated with our contracts;

•	ability of our customers to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for governmental agencies and private sector customers that are facing financial challenges;

•	delays and/or defaults in customer payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	our failure to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions;

•	protection and validity of patents and other intellectual property rights;

•	risks related to our Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position, and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our credit facility or surety indemnity agreements;

•	covenants in our credit facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our credit facility;

•	outcomes of pending and future litigation and regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	unexpected liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the foreign countries where we operate;

•	significant changes in the market price of our equity securities;

•	risks related to our investments in military housing privatization entities and our indemnity agreements related thereto;

•	provisions in our articles of incorporation, by-laws and shareholder rights agreement which could make it more difficult to acquire us and may reduce the market price of our common stock;

•	the ability of our customers to obtain financing to fund their projects; and

•	the ability of our customers to receive or the possibility of our customers being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Fossil & Nuclear segment.
     Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (2008 Form 10-K), (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.
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
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discusses our financial position at November 30, 2008, and the results of our operations for the three months ended November 30, 2008, and should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2008 Form 10-K.
General Overview
     We are a diverse engineering, technology, construction, fabrication, environmental and industrial services organization. We provide our services to a diverse customer base that includes regulated utilities, independent and merchant power producers, multinational oil companies and industrial corporations, government agencies and other equipment manufacturers. Through organic growth and a series of strategic acquisitions, we have significantly expanded our expertise and the breadth of our service offerings.
     Currently, we are organized under the following reportable segments:
•	Fossil & Nuclear;

•	Environmental & Infrastructure (E&I);

•	Energy & Chemicals (E&C);

•	Maintenance;

•	Fabrication & Manufacturing (F&M);

•	Investment in Westinghouse; and

•	Corporate.
Fossil & Nuclear Segment
     Our Fossil & Nuclear segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil and nuclear power generation industries.

     Nuclear. We support the United States (U.S.) domestic nuclear industry with engineering, procurement and construction services. We hold a leadership position in the nuclear power industry for improving the efficiency, output and reliability of existing plants (also known as uprates), having brought in excess of 2,200 megawatts (MW) of new nuclear generation to the electric power transmission grid in the U.S. between 1984 and the present. In addition, we are currently serving as architect-engineer for the National Enrichment Facility and are providing engineering services in support of new nuclear units in South Korea and the People’s Republic of China. We have also been awarded engineering, procurement and construction (EPC) contracts for six AP1000 units, two each, for Georgia Power, South Carolina Electric & Gas and Progress Energy. We anticipate long-term growth in the global nuclear power sector, driven in large part by the U.S., United Kingdom, China, India, Brazil and Canada. Our support of existing U.S. utilities, combined with our 20% equity investment in Westinghouse, is expected to result in increased levels of activity in this sector for us. Safe and reliable operation of existing plants, concerns about carbon emissions and climate change and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. Several domestic utilities are developing plans for new baseload nuclear generation. According to the Nuclear Energy Institute and the Nuclear Regulatory Commission, in the U.S., there are plans for at least 31 new units under development as of November 2008, with the Westinghouse AP1000 design being considered for at least 14 of them. While it is unclear what impact current economic conditions might have on the timing or financing of such projects, we expect that our existing base of nuclear services work, combined with our collaboration with Westinghouse and the AP1000 design, should position us to capitalize on the long-term growth within this industry.
     Clean Coal-Fired Generation. The wide fluctuations in oil and natural gas prices have prompted electric power companies in the U.S. to pursue construction of new coal-fired power plants utilizing advanced combustion and emission control technologies. Coal-fired capacity is typically capital intensive to build but has relatively lower operating costs. We continue to observe demand for new opportunities in this market but recognize that potential future regulations targeting carbon emissions as well as current market conditions could slow future development of coal and other fossil fuel-fired power plants. Nevertheless, we believe we are well-positioned to capture a significant market share of future coal-fired power plants as they develop.
     Air Quality Control (AQC). Our AQC business includes domestic and selected international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, projects related to controlling fine particle pollution, carbon capture and selective catalytic reduction (SCR) processes used at existing coal-fired power plants. We believe that we are the market leader for EPC FGD projects.
     Environmental regulations and related air quality concerns have increased the need to retrofit existing coal-fired power plants with modern pollution control equipment. On July 11, 2008, the D.C. Circuit Court of Appeals (the Court) vacated the Clear Air Interstate Rule (CAIR) in its entirety in its decision North Carolina v. EPA (Case No. 05-1244). On December 23, 2008, in response to a petition filed by the EPA, the Court reversed its decision to vacate CAIR until a new rule is put in place. The immediate effect of this action on the AQC market is positive as it provides some stability for the short term. Its long-term effect will also probably be positive as any new rule will likely be more stringent than the current ones.
     There is also a market for installation of mercury emission controls at existing coal-fired power plants. We have several EPC mercury control projects under execution. We believe the domestic market for these services could increase in the future as more states establish new rules or as federal regulations become more stringent.
     AQC EPC opportunities outside the FGD and mercury control markets, such as SCR and particulate control projects, are expected to be more limited than in prior years. However, we expect to continue pursuing nitrogen oxide (NOx) and particulate control work with regulated utilities.
     Gas-Fired Generation. We continue to observe renewed interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. Recent initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to new nuclear power plants being completed, are also stimulating renewed demand for gas-fired power plants. Gas-fired plants are less expensive to construct than coal-fired and nuclear plants, but tend to have comparatively higher and potentially more volatile operating costs. While it is unclear what the impact of current economic conditions might have on the timing or financing of such projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the U.S. and believe our capabilities and expertise will position us as a market leader for these projects.

During the third quarter of fiscal year 2008, we signed an EPC contract for a new 620 MW gas-fired combined cycle power plant in North Carolina. Since that time, we received notice that will partially suspend some of the portions of this project until the beginning of 2010. However, in October 2008 we were also awarded an additional 500 MW gas-fired power plant in Nevada.
     We are also actively pursuing renewable energy technology projects, such as geothermal, both domestically and internationally.
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
     Federal Markets. Our core services include environmental restoration, regulatory compliance, facilities management, emergency response and design and construction services to U.S. government agencies, such as the Department of Defense (DOD), the Department of Energy (DOE), the EPA and the Federal Emergency Management Agency (FEMA). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, the Compensation and Liability Act (CERCLA or Superfund) and the Resource Conservation and Recovery Act (RCRA). Additionally, we provide regulatory compliance support for the requirements of the Clean Water Act, Clean Air Act and Toxic Substances Control Act. For the DOE, we are currently working at several former nuclear weapons production sites including the mixed oxide project at Savannah River, South Carolina where we provide engineering, construction and construction management services. The E&I segment also has contracts with the DOE to develop the Next Generation Nuclear Plant and the Global Nuclear Energy Program as a conceptual design engineering service provider.
     For the DOD, we are involved in projects at several Superfund sites and Formerly Utilized Sites Remedial Action Program (FUSRAP) sites managed by the U.S. Army Corps of Engineers. We will also continue execution of design-build efforts associated with the Inner Harbor Navigation Canal Hurricane Protection project in Louisiana. For the U.S. Army, we are working on the Army’s chemical demilitarization program at several sites.
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
     Ports and Marine Facilities. We continue to pursue opportunities in maritime engineering and design services, including navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. A strategic acquisition of a maritime engineering and design firm in 2006 has enhanced our portfolio of services to government and commercial port and marine facility clients. This additional capability expands our marine infrastructure planning services and positions us to provide a full range of design, engineering and project management services to our domestic and international maritime clients.
E&C Segment
     Our E&C segment provides a range of project related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries. We expect capital expenditures by our major oil and petrochemical customers to continue, which may provide opportunities for us to increase our activity levels in these service areas.
     Chemicals. Over the past several years, demand in the chemical industry was strong, fueled by growth in the economies of China and India as well as the rising standard of living in other developing economies. We expect the number of new petrochemical projects to flatten as additional supply comes on-line and the global economy slows. Over the long-term, we believe the Middle East and China provide the majority of petrochemical capacity expansion opportunities. Similarly, in the Middle East, we expect new petrochemical opportunities due to the availability of lower priced feed stock and natural gas and the proximity of the Middle East to the European and Asian markets.
     Refining. We believe that refiners are searching for new products that can be produced from petroleum and are considering integration production of those products into petrochemical facilities. We believe the demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier and traditionally less expensive crude oils and to produce a greater number of products. In general, we expect rising living standards to support higher oil demand globally over the next two decades, although in the near term, current economic conditions have materially decreased such demand. Additionally, we believe refinery capacity constraints and the demand stimulated by clean fuels and clean air legislation, are contributing to increasing opportunities primarily in the U.S. and Europe. We are currently participating in a major domestic refinery upgrade incorporating capacity and clean fuels capabilities. While the refining process is largely a commodity activity, refinery configuration depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs.

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
     Ethylene. Ethylene is an olefin which is used as a building block for other petrochemicals and polymers. It is produced by the steam cracking of hydrocarbon feedstocks. Ethylene is used in the manufacturing of polymers such as polyethylene (PE), polyester, polyvinyl chloride (PVC) and polystyrene (PS). Ethylene represents one of our core technologies. We expect the ethylene industry to begin experiencing the impact of the new wave of steam cracker start-ups in the Middle East combined with a general economic slowdown, and as a result, a surplus supply of ethylene is expected in 2009. We believe this will lead to an oversupply of ethylene in the market and expected slowdown sometime between 2009 and 2011. Despite the anticipated slowing of further investment, we believe additional projects are being slated in the Middle East and India. We believe that these projects will provide additional opportunities for us over the long-term.
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
     In addition to supporting operations and improving performance at existing commercial nuclear power plants, we believe there are opportunities for further expansion in plant restarts, up-rate related modifications and new plant construction. We also believe there are opportunities to pursue additional in-plant support services.

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
     Chemical Plant Maintenance and Capital Construction Services. We have a continuous presence in approximately 90 U.S. field locations serving petrochemicals, specialty chemicals, oil and gas, manufacturing, refining and infrastructure markets. Looking forward, we believe that petrochemicals, clean fuels and refining markets provide the best long-term growth opportunities for us. Expansion of these markets has been enhanced by governmental regulations supporting cleaner burning fuels and the supply of commodity chemicals to support the current domestic construction market. Our Maintenance segment also includes a capital construction component serving existing client sites. Capital construction projects are comprised of an array of revamp efforts along with grassroots green-field projects. The types of construction projects include constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.
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
     We provide fabrication of complex piping systems from raw materials, including carbon and stainless steel and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to specified lengths, welding fittings on the pipe and bending the pipe to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, Arkansas, Oklahoma, South Carolina, Utah, Mexico, and Venezuela and through a joint venture in Bahrain. Our South Carolina facility is authorized to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers (ASME) certification.
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
     Module Fabrication Facility. We are in the process of establishing a major fabrication facility in Lake Charles, Louisiana that is expected to supply major equipment assemblies to be used primarily in the construction of the AP1000 nuclear power plants.
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
     In addition to our consortium agreements with Westinghouse relating to the engineering, procurement and construction of AP1000 nuclear power units for China and domestically for Georgia Power, South Carolina Electric & Gas and Progress Energy, we signed a letter of intent in the fourth quarter of fiscal year 2008 to create a joint venture for the modularization of nuclear equipment currently required in the construction for our domestic customers.
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
Corporate Segment
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
Comments Regarding Future Operations
     Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the impact of future acquisitions. In addition, the financial crisis that adversely impacted U.S. equity markets throughout 2008, weighed heavily on the share prices of many engineering and construction companies, including ours. It is uncertain what impact these reduced share prices may have on the engineering and construction industry and us. At the time of this filing, it is uncertain what impact the financial/credit crisis may have on our business. Nevertheless, we remain optimistic about our long-term growth opportunities as we are focused on expanding our position in the growing power markets where investments by regulated electric utilities tend to be based on electricity demand forecasts covering decades into the future.

Overview of Results and Outlook
     The results for the quarter reflect earnings from strong operations in our E&C, Fossil & Nuclear, F&M and E&I segments offset by a $161.2 million non-cash foreign exchange translation loss resulting from marking to market our limited recourse Japanese Yen denominated debt used to fund our October 2006 investment in Westinghouse. The yen continued to appreciate against the dollar during the quarter thereby increasing the dollar equivalent of this debt. Our option to put our investment in Westinghouse back to Toshiba for approximately 97 percent of our original yen investment that secures the yen debt mitigates the majority of the yen repayment risk and acts as an economic hedge to the yen debt, but under U.S. GAAP, the put option is not marked to market. Therefore there is no foreign exchange gain associate with the put option reflected in our financial statements to offset the loss associated with marking to market of the yen debt.
     The strong financial results for the quarter resulted from increased revenues and earnings as compared to the prior year. Our revenue growth was fueled primarily by projects already in backlog that resulted from the economic expansion that occurred in recent years for increased power generation demand, emission reduction facilities in the United States, and global demand for increased levels of petrochemicals and refined products. Revenue in our E&I segment also increased compared to the prior fiscal period due to increased U.S. federal government spending and emergency response activities associated with the hurricane activity in the gulf region of the U.S. that occurred in September 2008.
     We significantly increased our operating income during the first quarter of our fiscal year 2009 as compared to the previous fiscal year. The increase in earnings is attributable to increased volumes of work in these segments, plus increased margins in the E&C segment.
     We utilized operating cash flows during the first quarter of our fiscal year 2009 primarily due to the timing of cash flows earned from contracts. Our fourth quarter of fiscal year 2008 was very strong, and some of the cash generated at that time was timing related and was scheduled to be expended in the first quarter.
     In October 2008 we amended our credit facility whereby $829.0 million of commitments were extended for an additional year to April 2011, with the continuing ability to add additional commitments up to $1.250 billion, and with the ability for us to utilize, in certain circumstances, $200.0 million of our cash to collateralize additional letters of credit. Subsequent to the close of the first quarter of fiscal 2009, we obtained an additional $45.0 million extension to our existing credit facility from one of our financial institutions. With this extension, $874.0 million of our existing $1.053 billion credit facility has been extended an additional year until 2011.
     Our results for fiscal year 2009 are forecast to be largely dependent on the successful execution of the contracts already in backlog and are less dependent on new bookings. We believe that the three EPC contracts, one of which was signed subsequent to November 30, 2008, for the AP1000 nuclear power plants currently in the early phases of execution should receive additional releases from our clients during this fiscal year, at which time we will evaluate whether to add the full amounts of those contracts to our backlog of unfilled orders. These nuclear contracts are forecast to begin having a more significant impact on our revenues during our fiscal year 2010 and beyond.
     The global financial and credit crisis that adversely impacted U.S. equity markets throughout 2008 continues to weigh heavily on the share prices of many engineering and construction companies, including ours. The current uncertainty in global economic conditions continues to pose a risk to the overall economy as businesses may defer capital intensive projects in response to tighter credit and negative financial news, which could negatively affect our business. We believe our strong backlog and our focus on working for high quality credit clients such as regulated electric utilities, the U.S. federal government, and national and international oil companies should help to mitigate this risk for 2009 though we can provide no assurance in this regard. To the extent our clients’ ability to access the debt and equity markets are substantially constrained, their ability to finance project development would be adversely affected, which, in turn, could materially adversely affect our results of operations. President-Elect Obama and his advisors have announced several energy-related and infrastructure investment initiatives which we believe may lead to increased investment in the markets we serve. The extent and timing of the implementation of these initiatives is uncertain and no specific legislation has been proposed to date. While we are positioning ourselves to take advantage of these initiatives, should they be formally proposed and enacted, we are unable to predict how, when or to what extent they may impact our operating results. For additional information about the risks and uncertainties that could impact our business, please see Part I, Item 1A — Risk Factors and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 2008 Form 10-K.

Consolidated Results of Operations
Consolidated Revenues:

(dollars in millions)	November 30, 2008	November 30, 2007	$ Change	% Change
Three months ended	$1,900.4	$1,712.2	$188.2	11.0%
     The increase in consolidated revenues during the first quarter of our fiscal year 2009 as compared to the prior fiscal year was due primarily to significant increases in revenue by our Fossil & Nuclear segment from their power plant air quality and emissions control work and new coal fired power generation projects. Also contributing to the increasing revenues is our work on major chemical and petrochemical projects in our E&C segment as well as continued growth in our F&M segment for integrated piping systems. Included in E&C revenues are customer furnished materials for which we recognize no gross profit or loss ($103.1 million for the three months ended November 30, 2008 compared to $134.4 million for the three months ended November 30, 2007).
Consolidated Gross Profit:

(dollars in millions)	November 30, 2008	November 30, 2007	$ Change	% Change
Three months ended	$188.1	$135.0	$53.1	39.3%
     The increase in our consolidated gross profit for the three months ended November 30, 2008 compared to November 30, 2007 was due primarily to the increases in gross profits in our E&C and Fossil & Nuclear segments. See Segment Results of Operation for additional information describing the performance of each of our reportable segments.
Consolidated General & Administrative Expenses (G&A):

(dollars in millions)	November 30, 2008	November 30, 2007	$ Change	% Change
Three months ended	$73.1	$68.9	$4.2	6.1%
     Consolidated general and administrative expenses increased for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year in order to support our increasing business activity levels. Specific areas that contributed to the increase in general and administrative expenses during the fiscal year 2009 period included increased labor costs due to higher headcount, various professional fees, and non-income related taxes. We expect our quarterly G&A to be higher for the remainder of the fiscal year due to anticipated additional costs resulting from the continued growth in our business activities.
Consolidated Interest Expense:

(dollars in millions)	November 30, 2008	November 30, 2007	$ Change	% Change
Three months ended	$11.6	$11.1	$0.5	4.5%
     Consolidated interest expense for the three months ended November 30, 2008 was comparable to the same period in the prior fiscal year.

Consolidated Income Taxes:

(dollars in millions)	November 30, 2008	November 30, 2007	$ Change	% Change
Three months ended	$(22.7)	$2.1	$(24.8)	NM %
     Our consolidated tax rate, based on income before income taxes, minority interest and earnings from unconsolidated entities, for the three months ended November 30, 2008 and 2007 was a benefit of 39% and a provision of 60%, respectively. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, decreases in certain non-deductible expenses and an increase in the provision for uncertain taxes.
Consolidated Earnings (Losses) from Unconsolidated Entities, net of income taxes:

(dollars in millions)	November 30, 2008	November 30, 2007	$ Change	% Change
Three months ended	$1.4	$5.8	$(4.4)	(75.9)%
     The decreased earnings from unconsolidated entities for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year was primarily due to a $2.3 million gain on the sale of one of our investments in military housing privatization during the first quarter of fiscal year 2008.
Consolidated Net Income (Loss):

(dollars in millions)	November 30, 2008	November 30, 2007	$ Change	% Change
Three months ended	$(39.9)	$2.2	$(42.1)	NM%
     Our decrease in consolidated net income for the three months ended November 30, 2008 as compared to November 30, 2007 was due primarily to the $104.0 million increase in the non-cash foreign currency translation loss associated with translation to the U.S. dollar of our JPY-denominated Westinghouse Bonds in the three months ended November 30, 2008 as compared to the prior comparative period.

NM — Not Meaningful.
Segment Results of Operations
     The following comments and tables compare selected summary financial information related to our segments for the three months ended November 30, 2008 and November 30, 2007 (dollars in millions).

	November 30,	November 30,
Three Months Ended	2008	2007	$ Change	% Change
Revenues:
Fossil & Nuclear	$676.6	$598.5	$78.1	13.1%
E&I	401.4	389.9	11.5	2.9
E&C	321.7	296.1	25.6	8.6
Maintenance	334.1	290.4	43.7	15.1
F&M	164.7	136.6	28.1	20.6
Corporate	1.9	0.7	1.2	171.4

Total revenues	$1,900.4	$1,712.2	$188.2	10.9%

Gross profit:
Fossil & Nuclear	$51.8	$42.9	$8.9	20.7%
E&I	34.5	25.1	9.4	37.5
E&C	52.4	16.4	36.0	219.5
Maintenance	11.7	14.8	(3.1)	(20.9)
F&M	35.7	35.1	0.6	1.7
Corporate	2.0	0.7	1.3	185.7

Total gross profit	$188.1	$135.0	53.1	39.3%

Gross profit percentage:
Fossil & Nuclear	7.7%	7.2%	0.5%
E&I	8.6	6.4	2.2
E&C	16.3	5.5	10.8
Maintenance	3.5	5.1	(1.6)
F&M	21.7	25.7	(4.0)
Corporate	NM	NM	NM

Gross profit percentage	9.9%	7.9%	2.0%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$35.9	$33.2	$2.7	8.1%
E&I	18.6	9.8	8.8	89.8
E&C	41.8	8.6	33.2	386.1
Maintenance	8.3	11.3	(3.0)	(26.5)
F&M	30.4	27.1	3.3	12.2
Investment in Westinghouse	(171.2)	(66.2)	(105.0)	158.6
Corporate items and eliminations	(22.0)	(20.3)	(1.7)	8.4

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$(58.2)	$3.5	$(61.7)	NM%

NM — Not Meaningful.

     The following table presents our revenues by geographic region generally based on the site location of the project:

	Three Months Ended
	November 30, 2008		November 30, 2007
	(In Millions)%		(In Millions)%
United States	$1,525.1	80%	$1,343.9	78%
Asia/Pacific Rim	204.8	11	81.1	5
Middle East	107.1	6	195.9	11
Canada	5.8	—	4.4	—
Europe	35.2	2	67.8	4
South America and Mexico	16.6	1	9.3	1
Other	5.8	—	9.8	1

Total revenues	$1,900.4	100%	$1,712.2	100%

Business Segment Analysis
Fossil & Nuclear Segment
     Our Fossil & Nuclear segment continues to address demand for our services in the areas of emissions control and new coal fired power generation facilities primarily for regulated electric power utilities located in the United States. Additionally, we are performing early engineering work for six new nuclear power reactors in the United States. Our international work in the Fossil and Nuclear segment has increased due to a major services project in China and is expected to continue growing with the signing of an alliance agreement with a major United Kingdom utility that could lead to the construction of five 800 MW coal fired power units in the United Kingdom.
Revenues
     The increase in Fossil & Nuclear revenues of $78.1 million, or 13.1%, from $598.5 million to $676.6 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year was primarily attributable to increased volume of activity on both emission reduction programs such as flue gas desulphurization projects at coal fired power plants and new coal plant construction projects. We also experienced growth in our nuclear activities due to our services contract for four AP1000 nuclear reactor units in China and preliminary engineering work on domestic AP1000 units under contracts awarded in fiscal year 2008. These increases were partially offset by reductions due to several AQC and other coal-fired plant projects reaching or nearing substantial completion.
Gross Profit (Loss) and Gross Profit (Loss) Percentage
     Gross profit increased $8.9 million, or 20.7%, from $42.9 million to $51.8 million for fiscal year 2009 as compared to fiscal year 2008. Our gross profit percentage increased 0.5% from 7.2% to 7.7% in fiscal year 2009. The increases in our gross profit and gross profit percentage were primarily due to increased activities on coal plant projects and nuclear engineering and services work as discussed above. This growth was partially offset by reduced margins on two major coal-fired plant construction projects as compared to the previous year due to increased construction labor costs.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
     The increase in Fossil & Nuclear income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $2.7 million, or 8.1%, from $33.2 million to $35.9 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the factors affecting gross profit addressed above.
Environmental & Infrastructure (E&I) Segment
     Our E&I segment’s revenues increased during the first quarter of our fiscal year 2009 as compared to the prior year period. Our federal services and commercial consulting and engineering services experienced growth in the first quarter of our fiscal year 2009 from an increase in design construction services for hurricane protection and services related to the September 2008 hurricane activity in the gulf region of the U.S. This growth was partially offset by a decline in our construction services for commercial clients.

Revenues
     The increase in E&I revenues of $11.5 million, or 2.9%, from $389.9 million to $401.4 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year was primarily attributable to an increase in design construction services for hurricane levee protection for the U.S. Federal Government and disaster relief, emergency response and recovery services related to the September 2008 hurricane activity in the gulf region of the U.S.
     The increase in revenues was partially offset by no activity this fiscal year for the consolidated military housing privatization joint ventures due to the cessation of construction activity in the fourth quarter of fiscal year 2008 and sale of our interest in these housing privatization projects in the three months ended November 30, 2008, and because of decreased construction services to commercial customers.
Gross Profit and Gross Profit Percentage
     E&I gross profit increased $9.4 million, or 37.5%, from $25.1 million to $34.5 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. Gross profit percentage increased 2.2% from 6.4% to 8.6% for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. The increase in gross profit and gross profit percentage was primarily attributable to an increase in design construction services for hurricane levee protection for the U.S. Federal Government, services related to the September 2008 hurricane activity in the gulf region of the U.S., and increased overhead absorption resulting from increased man-hours being billable to clients. In addition, a favorable variance to prior year in gross profit percentage resulted from no profit recorded on prior year revenues for the consolidated military housing privatization joint ventures.
     The increase in gross profit and gross profit percentage was partially offset by decreased construction services to commercial customers due to the economic downturn and our more selective bid and proposal process which has produced fewer proposal opportunities.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
     The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $8.8 million, or 89.8%, from $9.8 million to $18.6 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year was primarily attributable to the factors impacting gross profit addressed above offset by a decrease in other income.
Energy & Chemical (E&C) Segment
     Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions provided a continued strong petrochemicals market, resulting in increased activity levels for the E&C segment in the first quarter of our fiscal year 2009 as compared to the prior year period.
Revenues
     The increase in E&C revenues was $25.6 million, or 8.6%, from $296.1 million to $321.7 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. Included in these revenues are customer furnished material and pass through revenues which have no associated gross profit of $103.1 million and $134.4 million for the three months ended November 30, 2008 and 2007, respectively. In addition to the revenue change associated with customer furnished material and pass through revenues, the E&C revenue increase was primarily attributable to an increased number of projects for engineering services and procurement projects and increased activity on a major international petrochemical project.

Gross Profit and Gross Profit Percentage
     The increase in E&C gross profit was $36.0 million, or 219.5%, from $16.4 million to $52.4 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. This increase was primarily due to the increase in number of engineering services projects currently being performed as compared to the same period in the prior year, increased margins on work currently being executed and an approximate $8.3 million decrease in estimated costs at completion related to an excess accrual for foreign withholding taxes.
     Gross profit percentage increased 10.8% from 5.5% to 16.3% during the three months ended November 30, 2008 as compared to the same period in the prior fiscal year primarily due to the higher gross profit margins in fiscal year 2009 compared to fiscal year 2008 and lower customer furnished material and pass through revenues and costs which have no corresponding margin.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
     E&C segment income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities increased $33.2 million, or 386.1%, from $8.6 million to $41.8 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year due to the changes in gross profit addressed above offset by higher general and administrative expenses due to the growth in business from the first quarter in fiscal year 2008 to the first quarter of fiscal year 2009.
Maintenance Segment
     Our Maintenance segment experienced increased activity during the first quarter of our fiscal year 2009 as we performed a higher volume of work in the power maintenance industry driven by our customer’s schedule of nuclear refueling outages. Nuclear reactor units generally undergo a refueling outage every 18 to 24 months which impacts the timing of our level of activity for this type of work. In addition, the volume of work in our process maintenance business has remained consistent with the first quarter of fiscal year 2008 results. This production has been offset somewhat by a decrease in capital construction work for our petrochemical customers in the Gulf South region of the United States.
     In addition, during the first quarter of fiscal year 2009 we reached a settlement with an owner over project incentives and disputes on a major domestic power construction project and recorded a pre-tax gain of $3.8 million.
Revenues
     The increase in Maintenance revenues of $43.7 million, or 15.1%, from $290.4 million to $334.1 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year was primarily attributable to an increase in the volume of nuclear refueling outages performed, as well as a construction project in the power maintenance industry. These increases in revenues were offset by a decline in the revenues of the capital construction business driven by a decline in demand for our services during the first quarter of fiscal year 2009 as compared to the high demand experienced for capital construction work in the first quarter of fiscal year 2008.
Gross Profit and Gross Profit Percentage
     Gross profit decreased $3.1 million, or 20.9%, from $14.8 million to $11.7 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. Gross profit percentage decreased 1.6% from 5.1% to 3.5% for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. The decline in gross profit percentage was primarily attributable to the drop in demand for capital construction projects during the first quarter of fiscal year 2009. Capital construction projects traditionally provide higher gross profit percentages in comparison to routine maintenance services that we traditionally provide. Also contributing to the lower gross profit percentage were execution issues associated with productivity and delays on a power maintenance project as well as an increase in estimated costs at completion due to the impacts of a hurricane and subcontractor issues on a capital construction project. The above decreases in gross profit percentage in the first quarter of fiscal year 2009 were offset somewhat by the results of the settlement with an owner of a major domestic construction project.

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $3.0 million, or 26.5%, from $11.3 million to $8.3 million for the three months ended November 30, 2008 as comparable to the same period in the prior fiscal year due to the changes in gross profit addressed above combined with higher general and administrative expenses in the first quarter of fiscal year 2009 as compared to the first quarter of fiscal year 2008.
Fabrication and Manufacturing (F&M) Segment
     Our Fabrication and Manufacturing segment continues to be driven by strong global demand for our pipe and steel fabrication services and our manufacturing and distribution capabilities. This segment expanded its capacity during 2008 which has increased our ability to capture more of the global demand for our products and services. The operating performance of F&M continues to be excellent, and the utilization of our historic shop capacity remains high while our new facility in Mexico continues to increase its production. The excellent operating performance and increased volume of business resulted in continued strong earnings for the three months ended November 30, 2008.
Revenues
     F&M segment revenues increased $28.1 million, or 20.6%, from $136.6 million to $164.7 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. The distribution business delivered strong revenue growth based on a key multi year contract. Fabrication revenue grew as well. Demand from the power generation and refining industries remained strong in the first fiscal quarter of 2009 and is expected to remain strong through out the remainder of 2009.
Gross Profit and Gross Profit Percentage
     F&M gross profit increased $0.6 million, or 1.7%, from $35.1 million to $35.7 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. Gross profit percentage decreased 4.0% from 25.7% to 21.7% for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. The increase in gross profit from revenue growth was partially offset by ramp up costs for the Mexico facility and one time rework expenses. The gross profit percentage was adversely impacted by production ramp up costs in our Mexico facility, one time rework costs and by strong revenue growth in a lower margin segment of our business.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities increased $3.3 million, or 12.2%, from $27.1 million to $30.4 million for the three months ended November 30, 2008 as compared to the same period in the prior fiscal year. In addition to revenue and gross margin increases described above, general and administrative labor expenses decreased during the first quarter of our fiscal year 2009 compared to the same period in fiscal year 2008.
Investment in Westinghouse Segment
     Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three months ended September 30, 2008 are reflected in our results of operations for the three months ended November 30, 2008.
     The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months ended November 30, 2008 and 2007 was $(171.2) million and $(66.2) million, respectively. Results for the three months ended November 30, 2008 and 2007 included the following:

	Three Months Ended
	November 30,	November 30,
(dollars in millions)	2008	2007
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(9.9)	$(8.9)
Foreign currency translation gains (losses) on Japanese Yen- denominated bonds, net	(161.2)	(57.2)
General and administrative expenses	(0.1)	(0.1)

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$(171.2)	$(66.2)

     Additionally, our net income (loss) for the three months ended November 30, 2008 and 2007 includes income from our 20% interest in Westinghouse earnings of $1.5 million and $4.8 million, respectively.
     We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity Investment in Westinghouse, we would recover approximately 97% of our investment that was originally made in JPY. The economic and liquidity impact of exchange rate changes on our Westinghouse Bonds would be partially offset if we exercised our Put Option because of the economic hedge relationship between the JPY proceeds we would receive from the exercise of the Put Option that would be used to settle the JPY-denominated Westinghouse Bonds. The net cash exposure between the two at November 30, 2008 approximates the equivalent of $44.6 million.
Corporate Segment
General and Administrative Expenses
     G&A decreased by $0.2 million, or 0.8%, in the first quarter of fiscal year 2009 compared to the prior period primarily due to higher professional fees and audit fees incurred in the first quarter of fiscal year 2008 resulting from the restatement of our prior year financials, lower costs associated with our corporate aircraft, increases in the allocation of corporate center overhead costs to our other segments, and reductions in certain compensation costs and employee-related insurance costs, which were charged to our other segments. These cost reductions were partially offset by approximately $5.0 million of non-income related taxes, professional fees, depreciation on new assets and higher labor costs resulting from staff increases.
Related Party Transactions
     From time to time we perform work for related parties. See Part I, Item 1- Financial Statements, Note 14 for additional details relating to these activities.
Liquidity and Capital Resources
Liquidity
     At November 30, 2008, our cash and cash equivalents decreased $110.2 million, or 11.9%, to $817.6 million from $927.8 million at August 31, 2008. Our cash and cash equivalent balances excludes $13.6 million of restricted and escrowed cash. In addition to our cash and cash equivalents, we had $315.7 million of revolving credit availability under our Credit Facility at November 30, 2008.
     We used cash in the first quarter of fiscal year 2009 primarily due to the timing of working capital movements on projects being executed in our E&C, Fossil & Nuclear and Maintenance segments. We generated significant positive operating cash flows in the first quarter of fiscal year 2008 primarily from positive cash flows on projects in progress at that time or that are currently ongoing. As our revenues have grown, so have our requirements to issue letters of credit to our customers. To the extent markets for our EPC services continue to be strong, our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our customers reducing letter of credit and/or surety bond requirements on new work. Additionally, the increase in the usage of the Credit Facility for performance letters of credit can reduce our available borrowing capacity. Given the current market conditions, we can provide no assurance as to the terms on which such additional letter of credit capacity might be made available to us, if at all.

     On October 15, 2008, we entered into Amendment No. 6 to our Credit Facility. As a result of this amendment, we received an incremental commitment of $3.0 million to the existing facility bringing the total amount of the facility to $1.053 billion. We also received consent to pledge up to $200.0 million of our unrestricted cash to collateralize letters of credit incremental to amounts available under the Credit Facility, provided that, at the time we pledge the cash and immediately thereafter, we have at least $500.0 million in unrestricted cash on hand. Finally, Amendment No. 6 extends $829.0 million of existing commitments from April 25, 2010 to April 25, 2011, and we retained our ability to seek additional commitments to increase the credit facility up to a total capacity of $1.25 billion subject only to the consent of those existing lenders issuing letters of credit on our behalf. On December 30, 2008, we received an additional commitment to the extension from an existing lender of $45.0 million increasing the aggregate amount effective under the facility from April 26, 2010 to April 25, 2011 to $874 million. The amended credit facility retained its other substantive terms.
     At November 30, 2008, we were in compliance with the financial covenants contained in the Credit Facility agreement.
     Excess cash is generally invested in one of two types of investment vehicles; either with money market funds governed under rule 2a-7 of the U.S. investment act of 1940 or similarly governed international funds and rated AAAm/Aaa by Standard & Poor’s and/or Moody’s Investors Service, respectively, or in interest and non-interest bearing deposit accounts with commercial banks rated A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively. We currently do not invest in securities having maturities greater than 120 days.
     Approximately $125.0 million of our cash at November 30, 2008 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.
     We expect to generate net positive operating cash flow during 2009 but not necessarily every quarter. We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to reinvest a portion of our excess cash to support our business lines’ growth, including, but not limited to the investment in a new modular fabrication facility by our F&M segment that will supply equipment to new nuclear power plants and may purchase certain equipment routinely used in our operations that we have historically leased. Finally, we may make some voluntary cash contributions to our under funded pension plan in the U.K.
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
Commercial Commitments
     Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At November 30, 2008, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$818.6	$247.4	$387.4	$128.2	$55.6
Surety bonds	778.7	576.4	163.2	0.2	38.9

Total Commercial Commitments	$1,597.3	$823.8	$550.6	$128.4	$94.5

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to December 1, 2008.
     Of the amount of outstanding letters of credit at November 30, 2008, $627.8 million were issued to customers in connection with contracts (performance letters of credit). Of the $627.8 million, five customers held $325.8 million or 52% of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project is $100.8 million.
     At November 30, 2008 and August 31, 2008, we had total surety bonds of $778.7 million and $762.1 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at November 30, 2008 and August 31, 2008 was $312.3 million and $331.0 million, respectively.
     Fees related to these commercial commitments were $4.0 million and $3.8 million, for the three months ended November 30, 2008 and 2007, respectively.
     See Note 7 — Long-term Debt and Revolving Lines of Credit to our consolidated financial statements in Item 1 or Part I of this report for a discussion of long-term debt, and Note 10 - Contingencies and Commitments to our consolidated financial statements in Item 1 or Part I of this report for a discussion of contingencies and commitments.
Critical Accounting Policies
     Item 7 of Part II of our 2008 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. The only significant change to our application of critical accounting policies and estimates is our adoption of SFAS 157 and SFAS 159.
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

     Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. While we have experienced a slight reduction in our backlog since our peak during fiscal year 2008, our current backlog excludes the majority of domestic nuclear work expected to be performed under our three signed EPC contracts, one of which was signed subsequent to November 30, 2008. While we have not identified significant delays in completing work in backlog, current economic conditions may cause us to experience such reductions or delays. In addition, current economic conditions may make it more difficult to add projects to our backlog going forward if and to the extent capital constraints negatively impact our customers planned capital expenditures. Backlog is not a measure defined in generally accepted accounting principles (GAAP), and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.
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
     Fossil & Nuclear and E&C Segments. We define our backlog in the Fossil & Nuclear segment and in the E&C segment to include projects for which we have received a commitment from our customers and our pro rata share of our unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. During the first quarter of fiscal year 2009, the Fossil & Nuclear segment signed a major EPC contract for a new gas fired power plant in Nevada.
     Items not included in our backlog where clients have already selected us for expected future work include construction of five potential 800 MWe coal fired power units in the United Kingdom and three EPC contracts signed during 2008 for six new nuclear power plants to be located in Georgia, Florida and South Carolina. We are currently performing services under limited notices to proceed within those contracts and have only included in backlog the work that has been released. The balance will be recorded in backlog when the work is authorized by our customers and certain regulatory approvals have been received.
     E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and our pro rata share of unconsolidated joint venture entities. The unfunded backlog generally represents various government (federal, state and local) project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on indications of future values provided by our customers, our experience with similar awards, similar customers and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our expected value, although a higher or lower percentage is used if it provides a more accurate estimate. The programs are monitored and estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract value in the E&I backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 with the U.S. Department of Energy extends beyond five years but has defined contract values which differ from many other contracts with governmental agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The amount of future actual awards may be more or less than our estimated revenues as addressed above.

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
     At November 30, 2008 and August 31, 2008, our backlog is as follows:

	November 30, 2008		August 31, 2008
By Segment	(In Millions)%		(In Millions)%
Fossil & Nuclear	$5,870.1	39	$6,109.7	39
E&I	4,967.4	33	5,155.4	33
E&C	2,019.4	14	2,175.5	14
Maintenance	1,283.7	9	1,423.3	9
F&M	675.4	5	763.1	5

Total backlog	$14,816.0	100%	$15,627.0	100%

	November 30, 2008		August 31, 2008
By Industry	(In Millions)%		(In Millions)%
E&I	$5,103.8	35	$5,155.4	33
Power Generation	7,104.5	48	7,570.2	48
Chemical	2,544.7	17	2,751.9	18
Other	63.0	—	149.5	1

Total backlog	$14,816.0	100%	$15,627.0	100%

	November 30, 2008		August 31, 2008
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$12,320.3	83	$12,867.4	82
International	2,495.7	17	2,759.6	18

Total backlog	$14,816.0	100%	$15,627.0	100%

     Backlog for the Fossil & Nuclear segment at November 30, 2008 decreased $239.6 million as compared to August 31, 2008. We have seen a slowing of new awards of coal-fired power plants in 2008 as compared to prior years, but our backlog also does not include the three EPC contracts, one of which was signed subsequent to November 30, 2008, for six new AP1000 nuclear reactors as the full notices to proceed have not been released by our clients. We have included additional scope growth due to increases to our existing signed contracts during the year. These new awards and additions were more than offset by the execution of existing projects during the fiscal year. We expect our activities related to domestic nuclear new build projects to begin having an impact on our backlog during fiscal year 2009 and beyond. In the first quarter of fiscal year 2009, we received notice of a suspension until the beginning of 2010 on the start date of the engineering and construction portion of a recent award for a 620 MW gas-fired power plant in North Carolina. This award remains in our backlog at November 30, 2008. At November 30, 2008, two customers account for approximately $2.2 billion or 37.6% of backlog for the Fossil & Nuclear segment.

     Backlog for the E&I segment at November 30, 2008 decreased $188.0 million compared to August 31, 2008. The decrease in backlog is primarily attributable to steady execution of existing contracts without commensurate increases in scope of work or new contract awards, resulting from fewer proposal opportunities in E&I’s federal and commercial sectors and our focus on a more selective bid and proposal process across both sectors.
     At November 30, 2008, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I segment backlog, accounting for $4.6 billion or 92.6% of the backlog. Unfunded backlog related to federal government projects awarded for which funding has not been approved is $3.5 billion at November 30, 2008.
     Backlog for the E&C segment at November 30, 2008 decreased $156.1 million as compared to August 31, 2008 primarily as a result of a decline in the amount of customer furnished materials. Customer furnished materials do not have any associated gross profit or loss opportunities and the amounts included in backlog at November 30, 2008 and August 31, 2008, is $341.2 million and $444.3 million, respectively. At November 30, 2008, two customers account for approximately $1.3 billion or 66.8% of backlog for the E&C segment.
     Backlog for the Maintenance segment as of November 30, 2008 decreased $139.6 million as compared to August 31, 2008. The decrease in backlog was due primarily to the completion of the first quarter work on the maintenance contracts that are awarded every three to five years. Under these multi-year awards, the entire amount of the work is included in backlog in year one and each succeeding year results in a decline in that amount until a new contract is awarded. At November 30, 2008, two customers account for approximately $729.9 million or 56.9% of the backlog for the Maintenance segment.
     Backlog for F&M segment at November 30, 2008 decreased $87.7 million as compared to August 31, 2008. Delivery on a key distribution contract and to a lesser extent, customer delays in issuing orders were key drives of the reduction. Demand in the chemical, petrochemical, refining and power generation industries for our fabrication and distribution services remains strong. We expect order volume to be stable for the remainder of 2009. At November 30, 2008, two customers account for approximately $179.9 million or 26.6% of the backlog for the F&M segment.
Recently Adopted Accounting Pronouncements
     For a discussion of recently adopted accounting pronouncements, refer to Note 1 — General Information of our consolidated financial statements in Part I, Item 1 — Financial Statements
Recent Accounting Pronouncements
     For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 18 — New Accounting Pronouncements of our consolidated financial statements in Part I, Item 1 — Financial Statements.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency exchange rate risk. For quantitative and qualitative disclosures about our market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk of our 2008 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2008.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at November 30, 2008 because of the material weaknesses discussed below.

Identification of Material Weaknesses
     As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at August 31, 2008 continued to exist at November 30, 2008:
(1) Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts
     We did not maintain effective control over our project reporting of estimates of cost at completion (EAC) on engineering, procurement, and construction (EPC) complex fixed-price contracts. Specifically, we identified the following control deficiencies at August 31, 2008, which continued to exist at November 30, 2008:
•	We did not maintain internal controls to ensure that EACs were updated completely and accurately on a timely basis. Additionally, documentation of EACs was not sufficiently detailed to allow for an effective analysis and review of the completeness, accuracy and reasonableness of the EACs by knowledgeable management;

•	Our policies and procedures were not designed to ensure adequate identification and disclosure by project management of changes in the assumptions used to develop EACs that could be material to the financial reporting of the project;

•	Our policies and procedures were not designed to require periodic detail reviews of EACs by personnel independent of the project to promptly identify deficiencies in the operation of internal controls, including those that could arise from management override; and

•	Our policies and procedures were not designed to ensure periodic written certification as to whether the project team prepared the EACs in accordance with our EAC policies and procedures and that the EAC reasonably reflect project management’s best estimates of cost at completion of the project.
     These control deficiencies give rise to a reasonable possibility of a material misstatement in our financial reporting not being detected or prevented on a timely basis. This material weakness contributed to the restatement of our February 29, 2008 and May 31, 2008 interim financial statements included in our August 31, 2008 Form 10-K.
(2) Accounting for Income Taxes
     We did not maintain a sufficient number of tax professionals with adequate experience in the application of Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes (FAS 109). As a result, our polices and procedures for the identification and analysis of the appropriate accounting treatment of routine and non-routine income tax matters were not effective to ensure that our income tax accounting was consistent with generally accepted accounting principles. These control deficiencies give rise to a reasonable possibility of a material misstatement in our financial reporting not being detected or prevented on a timely basis.
Remediation of Material Weaknesses in Process
     Our planned remedial measures related to the material weaknesses identified above include:

(1) Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts
     We are in the process of reviewing and enhancing our policies and procedures regarding the development, reporting and review of EACs. We will also provide training to our project personnel on the new controls to be implemented.
(2) Accounting for Income Taxes
     We have hired a new Vice President of Tax to lead our global tax function who, along with our Vice President and Corporate Controller, is in the process of reviewing and enhancing our policies and procedures related to the application of FAS 109. We are also in the process of evaluating our needs for additional experienced tax accounting professionals. We will continue to engage external tax resources as necessary to assist us until the remedial measures can be designed, implemented and tested.
     In light of the material weaknesses described above, we performed additional procedures that provided us with reasonable assurance regarding the reliability of: (1) our financial reporting and (2) the preparation of the consolidated financial statements contained in this Form 10-Q. Accordingly, management believes that the consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.
     We are committed to finalizing our remediation action plans and implementing the necessary enhancements to remediate the material weaknesses described above. These material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
     See Note 10 — Contingencies and Commitments of our consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.
ITEM 1A. — RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2008 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition of future results.
If we were required to write down all or part of our goodwill, our net earnings and net worth could be materially adversely affected.
     We had $503.9 million of goodwill recorded on our consolidated balance sheet at November 30, 2008. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it mightindicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill to determine if it has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or a significant part of our goodwill, our net earnings and net worth could be materially adversely affected.

ITEM 6. — EXHIBITS
     The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated at January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: January 8, 2009	/s/ Brian K. Ferraioli Brian K. Ferraioli
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX
     Exhibits not incorporated by reference to a prior filing, and which are filed herewith are designated by a cross (†); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. The exhibits with the asterisk symbol (*) are compensatory arrangements filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. dated February 23, 2007.	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of The Shaw Group Inc. dated at January 30, 2007.	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.