Form 10-Q
period 2009-02-28
SHAW GROUP INC
filed 2009-04-09
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009
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
Yes ☐   No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: common stock, no par value, 83,556,256 shares outstanding as of April 1, 2009.

PART 1 - FINANCIAL STATEMENTS

Item 1. — Financial Statements	3

Consolidated Balance Sheets — February 28, 2009 (Unaudited) and August 31, 2008	3
Consolidated Statements of Operations (Unaudited) — For the Three and Six Months Ended February 28, 2009 and February 29, 2008	4
Consolidated Statements of Cash Flows (Unaudited) — For the Six Months Ended February 28, 2009 and February 29, 2008	5
Notes to Consolidated Financial Statements (Unaudited)	6

Cautionary Statement Regarding Forward-Looking Statements	31

Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. — Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. — Controls and Procedures	57

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings	59

Item 1A. — Risk Factors	59

Item 4. — Submission of Matters to a Vote of Security Holders	60

Item 6. — Exhibits	61

SIGNATURES	63

EXHIBIT INDEX	64
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EXPLANATORY NOTE
     The comparative prior fiscal period financial statements of The Shaw Group Inc., a Louisiana Corporation, (Shaw, we, us and our) for the three and six months ended February 29, 2008, included in this Quarterly Report on Form 10-Q, reflect a restatement to correct accounting errors.
     As reported in our Current Report on Form 8-K dated October 30, 2008, in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (2008 Form 10-K), we determined that the net income for the three months ended February 29, 2008 should be reduced due primarily to an error on a fixed-price coal power project in our Fossil & Nuclear segment relating to the estimated cost at completion on that project. As a result, we restated the three months ended February 29, 2008 and reflected this restatement in the quarterly information provided in our 2008 Form 10-K. The restatement of the three and six month ended February 29, 2008 is reflected within this Form 10-Q. We did not amend any previously filed reports.
     See Notes 1 and 20 of our consolidated financial statement included in Part I, Item 1 — Financial Statements of this Quarterly Report on Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2009 AND AUGUST 31, 2008
(In thousands, except share amounts)

	February 28,
	2009	August 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$887,945	$927,756
Restricted and escrowed cash	13,284	8,901
Accounts receivable, including retainage, net	849,210	665,870
Inventories	272,407	241,463
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	546,061	488,321
Deferred income taxes	97,393	93,823
Prepaid expenses	37,685	25,895
Other current assets	46,685	37,099

Total current assets	2,750,670	2,489,128
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	19,190	19,535
Investment in Westinghouse	965,430	1,158,660
Property and equipment, less accumulated depreciation of $233,896 and $233,755, respectively	291,365	285,550
Goodwill	503,124	507,355
Intangible assets	22,436	24,065
Deferred income taxes	126,403	3,245
Other assets	97,994	99,740

Total assets	$4,776,612	$4,587,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763,388	$731,074
Accrued salaries, wages and benefits	126,517	120,038
Other accrued liabilities	173,671	187,045
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	892,109	748,395
Short-term debt and current maturities of long-term debt	2,501	6,004

Total current liabilities	1,958,186	1,792,556
Long-term debt, less current maturities	1,782	3,579
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,295,828	1,162,007
Interest rate swap contract on Japanese Yen-denominated bonds	27,707	8,802
Other liabilities	107,865	101,522
Minority interest	21,943	29,082
Contingencies and commitments (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 89,249,456 and 89,195,901 shares issued, respectively; and 83,544,658 and 83,535,441 shares outstanding, respectively	1,220,265	1,204,914
Retained earnings	405,794	409,376
Accumulated other comprehensive loss	(146,776)	(9,609)
Treasury stock, 5,704,798 and 5,660,460 shares, respectively	(115,982)	(114,951)

Total shareholders’ equity	1,363,301	1,489,730

Total liabilities and shareholders’ equity	$4,776,612	$4,587,278

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2009
AND FEBRUARY 29, 2008
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues	$1,667,517	$1,644,561	$3,567,950	$3,356,721
Cost of revenues	1,565,159	1,520,615	3,277,499	3,097,757

Gross profit	102,358	123,946	290,451	258,964
General and administrative expenses	70,405	71,663	143,511	140,551

Operating income	31,953	52,283	146,940	118,413
Interest expense	(1,102)	(2,817)	(2,847)	(4,981)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,858)	(9,252)	(20,720)	(18,144)
Interest income	2,318	6,528	6,241	11,343
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	30,941	(40,473)	(130,261)	(97,711)
Other foreign currency transaction gains, net	3,052	6,572	653	7,736
Other income (expense), net	(885)	394	(2,746)	99

Income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities	55,419	13,235	(2,740)	16,755
Provision (benefit) for income taxes	22,678	3,948	(20)	6,064

Income (losses) before minority interest and earnings (losses) from unconsolidated entities	32,741	9,287	(2,720)	10,691
Minority interest	(2,332)	(6,852)	(8,192)	(11,834)
Income from 20% Investment in Westinghouse, net of income taxes	5,455	2,061	6,998	6,876
Earnings (losses) from unconsolidated entities, net of income taxes	471	(546)	332	447

Net income (loss)	$36,335	$3,950	$(3,582)	$6,180

Net income (loss) per common share:
Basic	$0.44	$0.05	$(0.04)	$0.08

Diluted	$0.43	$0.05	$(0.04)	$0.07

Weighted average shares outstanding:
Basic	83,255	82,123	83,179	81,404
Diluted	84,138	84,210	83,179	83,893
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(Unaudited)
(In thousands)

	2009	2008
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(3,582)	$6,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,651	22,492
(Benefit from) deferred income taxes	(49,183)	(37,564)
Stock-based compensation expense	16,398	9,178
(Earnings) from unconsolidated entities, net of taxes	(7,330)	(6,573)
Distributions from unconsolidated entities	28,746	13,195
Foreign currency transaction losses, net	129,608	89,975
Minority interest	8,192	11,835
Impairment of investments in unconsolidated entities	—	1,073
Impairment of goodwill and fixed assets	1,041	1,000
Other noncash items	(22,201)	(18,933)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(215,139)	68,941
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(79,910)	(30,229)
(Increase) in inventories	(31,274)	(9,536)
(Increase) decrease in other current assets	(7,390)	9,427
Increase in accounts payable	41,267	11,938
(Decrease) increase in accrued liabilities	(5,207)	(3,360)
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	162,419	144,229
Net change in other assets and liabilities	20,693	18,674

Net cash provided by operating activities	13,799	301,942
Cash flows from investing activities:
Purchases of property and equipment	(56,698)	(70,301)
Proceeds from sale of businesses and assets	24,218	15,551
Investments in and advances to unconsolidated entities and joint ventures	(2,522)	(480)
Change in restricted and escrowed cash, net	(4,323)	7,694

Net cash (used in) investing activities	(39,325)	(47,536)
Cash flows from financing activities:
Purchase of treasury stock	(1,030)	(9,161)
Repayment of debt, deferred financing costs and capital leases	(7,469)	(6,868)
Issuance of common stock	181	35,139
Excess tax benefits from exercise of stock options and vesting of restricted stock	169	31,001
Proceeds from revolving credit agreements	—	10,094
Repayments of revolving credit agreements	—	(9,351)

Net cash provided by (used in) financing activities	(8,149)	50,854
Effects of foreign exchange rate changes on cash	(6,136)	824

Net change in cash and cash equivalents	(39,811)	306,084
Cash and cash equivalents — beginning of year	927,756	341,359

Cash and cash equivalents — end of period	$887,945	$647,443

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
     The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) including interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in financial statements prepared annually in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our Annual 2008 Form 10-K. In the opinion of management, all adjustments have been made (consisting of normal recurring adjustments) that are necessary to fairly present our financial position and our results of operations as of and for these periods.
     The consolidated financial statements include the accounts of Shaw and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIEs) of which we are the primary beneficiary, as defined therein. All significant intercompany balances and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting.
Restatement of Certain Fiscal Year 2008 Comparative Amounts
     As reported in our 2008 Form 10-K, our previously reported financial statements for the three and six months ended February 29, 2008 were restated to adjust for certain items. The previously reported net income for the three and six months ended February 29, 2008 was reduced by $4.9 million. See Note 20 — Restatement of Prior Fiscal Year Quarterly Consolidated Statements for a discussion of the amounts and accounts that were restated.
Use of Estimates
     In order to prepare financial statements in conformity with GAAP, our management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, revenues and expenses during the periods reported and disclosures. Actual results could differ from those estimates. Areas requiring significant estimates by our management are listed in our 2008 Form 10-K. In addition, the current economic conditions may require the use of additional estimates, and certain estimates may be subject to a greater degree of uncertainty as a result of the current economic conditions.
Goodwill
     Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). The estimated fair value for our reporting units is calculated based on projected discounted cash flows as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. Unless circumstances otherwise dictate, we perform our annual impairment testing in the third quarter of our fiscal year. For additional information, See Note 6 — Goodwill and Other Intangible Assets.
Recently Adopted Accounting Pronouncements
     On September 1, 2008, we adopted the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157) which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-

financial liabilities. Such assets and liabilities, which include our costs and estimated earnings in excess of billings on uncompleted contracts, advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts, deferred contract costs, property and equipment (net) and goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. For additional information, see Note 17 — Fair Value Measurements.
     On September 1, 2008, we adopted and elected not to apply the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007.
     On December 1, 2008, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 was intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives of using derivative instruments be disclosed in terms of underlying risk and accounting designation. The adoption of SFAS 161 did not have a material impact on our financial statements.
Reclassifications
     Certain fiscal year 2008 amounts have been reclassified to conform to the fiscal year 2009 presentation.
Note 2 — Restricted and Escrowed Cash
     At February 28, 2009 and August 31, 2008, we had restricted and escrowed cash of $13.3 million and $8.9 million, respectively. At February 28, 2009 and August 31, 2008, our restricted cash consisted of: $0.4 million and $0.7 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; $0.4 million and $1.0 million, respectively, related to insurance loss reserves; and $12.5 million and $7.2 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers or the securing of letters of credit.
     In March, 2009, we voluntarily elected to cash collateralize an outstanding performance letter of credit of approximately $56.4 million which was previously issued under our credit facility in support of our project execution activities.
Note 3 — Accounts Receivable and Concentrations of Credit Risk
     Our accounts receivable, net, were as follows (in thousands):

	February 28, 2009	August 31, 2008
Trade accounts receivable, net	$723,555	$556,711
Unbilled accounts receivable	8,819	11,770
Retainage	116,836	97,389

Total accounts receivable, including retainage, net	$849,210	$665,870

     Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2008	$27,390
Provision	13,246
Write offs	(12,785)
Other	(1,226)

Ending balance, February 28, 2009	$26,625

     Included in our trade accounts receivable at February 28, 2009 and August 31, 2008 were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has raised issues with our invoiced amounts, and we are currently in litigation with the government entity. The amount we ultimately collect from this trade receivable could differ from amount noted above.

Concentration of Credit
     Amounts due from U.S. Government agencies or entities were $118.9 million and $66.9 million at February 28, 2009 and August 31, 2008, respectively.
     Costs and estimated earnings in excess of billings on uncompleted contracts include $209.5 million and $157.9 million at February 28, 2009 and August 31, 2008, respectively, related to U.S. Government agencies and related entities.
Note 4 — Inventories
     Major components of inventories were as follows (in thousands):

	February 28, 2009			August 31, 2008
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$14,072	$129,581	$143,653	$11,778	$129,716	$141,494
Work in process	4,614	44,014	48,628	3,831	20,242	24,073
Finished goods	80,126	—	80,126	75,896	—	75,896

	$98,812	$173,595	$272,407	$91,505	$149,958	$241,463

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
Equity Method Investments
     Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. On October 16, 2006, we acquired a 20% equity interest (Westinghouse Equity) in Westinghouse Group (Westinghouse) and entered into various agreements that are described in Note 2 of our 2008 Form 10-K.
     In connection with our Investment in Westinghouse, we entered into a Japanese Yen (JPY) denominated Put Option Agreement (Put Option) providing us the option to sell all or part of our Westinghouse Equity to Toshiba Corporation (Toshiba). If we were to sell 100% of our Westinghouse Equity, Toshiba is required to pay us 124.7 billion JPY (approximately 97% of our original JPY-equivalent purchase price, which we financed partially through JPY-denominated long-term bonds (Westinghouse Bonds)). We can exercise the Put Option from March 31, 2010 to March 15, 2013, and the proceeds can only be used to repay the Westinghouse Bonds.
     Because the Westinghouse Bonds are JPY-denominated, the risk to bondholders of a possible proceeds shortfall due to currency fluctuations is substantially mitigated. However, we would remain at risk for the estimated 3% difference (equal to 4.3 billion JPY, or approximately $43.6 million using exchange rates at February 28, 2009) between the anticipated proceeds from the exercise of the Put Option and the amount owed on the Westinghouse Bonds. If we allow the Put Option to expire unexercised, we will be required to repay the Westinghouse Bonds using some combination of internally generated cash flows, additional or new borrowings or proceeds from the issuance of equity. We may not be able to obtain credit in the future on terms similar to the terms reflected in the Westinghouse Bonds.
     Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and six months ended December 31, 2008 and December 31, 2007 are included in our financial results for the three and six months ended February 28, 2009 and February 29, 2008, respectively.

Summarized unaudited income statement information for Westinghouse before applying our Westinghouse Equity Interest was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$695,484	$650,073	$1,438,504	$1,311,179
Gross profit	142,589	159,300	307,688	320,407
Income before income taxes	10,726	25,412	28,297	38,662
Net (loss) income	(1,166)	16,912	11,498	56,447
     As part of our Investment in Westinghouse, we entered into shareholder agreements on October 4, 2006, that set a targeted minimum dividend of approximately $24.0 million annually for the first six years we hold our Westinghouse Equity. Under the shareholder agreements, the shareholders are due to receive as dividends agreed percentages no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, we retain the right to receive this shortfall to the extent Westinghouse earns net income in the future. Our right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. On January 2, 2009, we received a dividend of $29.1 million from Westinghouse, and have received total dividends to date of $32.4 million.
     Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership	February 28,	August 31,
	Percentage	2009	2008
Investment in Westinghouse	20%	$965,430	$1,158,660
Other	23% - 50%	19,190	19,535

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$984,620	$1,178,195

     On November 4, 2008 we sold our interests in Little Rock Family Housing LLC, Hanscom Family Housing LLC and Patrick Family Housing LLC. With this sale we have sold all remaining interests in our housing privatization projects. We received no proceeds as part of the sale transaction but were released from certain liabilities, obligations and funding of further equity.
     Earnings (losses) from unconsolidated entities, net of income taxes, for the three and six months ended February 28, 2009 and February 29, 2008, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Investment in Westinghouse	$5,455	$2,061	$6,998	$6,876
Other	471	(546)	332	447

Total earnings from unconsolidated entities, net of income taxes	$5,926	$1,515	$7,330	$7,323

Guarantees Related to Military Housing Privatization Construction Entities
     Although we sold our interests in the Pacific Northwest Communities, LLC military housing privatization project in November of 2007, one of our wholly-owned subsidiaries, Shaw Infrastructure, Inc., provided indemnity to the buyer for certain potential claims or lawsuits up to a maximum of $5.9 million. No amounts have been paid or are pending to be paid under the terms of this indemnification obligation. In February 2009, Pacific Northwest Communities, LLC was dismissed from the lawsuit to which this indemnity liability applies. As such, no exposure to liability under this indemnification obligation currently exists.
     We also entered into an indemnity agreement with a third party to guarantee the payment and performance bonds issued on behalf of construction entities performing services on another series of military housing privatization projects that were being built by us and our joint venture partner. This indemnity agreement supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we were jointly and severally liable for the performance of the bonded construction work up to a maximum of $30.0 million. However, each partner’s individual maximum liability was capped at $15.0 million. In February 2007, we recorded a liability for the maximum exposure of $15.0 million. We have paid $13.8 million under this indemnity agreement, and while the indemnity agreement remains in full force and effect, no amounts are outstanding, due or payable.
Note 6 — Goodwill and Other Intangible Assets
     The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2008 to February 28, 2009 (in thousands):

			Fossil &
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at August 31, 2008	$194,174	$114,015	$139,177	$42,027	$17,962	$507,355
Currency translation adjustment	—	(2,939)	—	—	(1,292)	(4,231)

Balance at February 28, 2009	$194,174	$111,076	$139,177	$42,027	$16,670	$503,124

     We had tax deductible goodwill of approximately $99.6 million and $107.2 million at February 28, 2009 and August 31, 2008, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.
     During the three months ended February 28, 2009, our market capitalization temporarily fell below our net book value due to the steep decline in the value of equity securities occurring primarily as a result of the significant deterioration in global economic conditions and the credit crisis. We do not believe that this temporary event made it more likely than not that the fair value of our reporting units was below their carrying value, and we determined that we were not required to accelerate our impairment tests.
     The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2008	$44,526	$(21,200)	$2,016	$(1,277)
Adjustments	(400)	356	—	—
Amortization	—	(1,485)	—	(100)

Balance at February 28, 2009	$44,126	$(22,329)	$2,016	$(1,377)

     The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2009	$1,462	$101
2010	2,772	202
2011	2,772	202
2012	2,769	134
2013	2,766	—
Thereafter	9,256	—

Total	$21,797	$639

Note 7 — Long-Term Debt and Revolving Lines of Credit
     Long-term debt (including capital lease obligations) as of February 28, 2009 and August 31, 2008, consisted of the following (in thousands):

	February 28, 2009		August 31, 2008
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchase of Gottlieb, Barnett & Bridges (GBB); 0% interest; due and paid on January 10, 2009	$—	$—	$2,716	$—
Notes payable of Liquid Solutions LLC, a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	1,278	1,672	946	2,466
Other notes payable	833	—	833	833
Capital lease obligations	390	110	1,509	280

Subtotal	2,501	1,782	6,004	3,579
Westinghouse Bonds (see description below)	—	1,295,828	—	1,162,007

Total	$2,501	$1,297,610	$6,004	$1,165,586

Westinghouse Bonds
     The Westinghouse Bonds (issued in the first quarter of fiscal year 2007) are non-recourse to us and our subsidiaries, except Nuclear Energy Holdings LLC (NEH), and are as follows (in thousands):

	February 28,	August 31,
	2009	2008
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.80% and 0.96% at February 28, 2009 and August 31, 2008, respectively)	653,125	653,125
Original discount on Westinghouse Bonds	(30,535)	(30,535)
Accumulated discount accretion	12,260	9,323
Increase in net long-term debt due to foreign currency translation adjustments since date of issuance	234,103	103,219

Total long-term portion of debt	$1,295,828	$1,162,007

     On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of 78 billion JPY. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the 78 billion JPY Westinghouse Bonds at 2.398%. At February 28, 2009 and August 31, 2008, the fair value of the swap totaled approximately $27.7 million and $8.8 million, respectively, and is included as a non-current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended February 28, 2009.
Credit Facility
     On December 30, 2008, we received a commitment from an existing lender to extend $45.0 million of its commitment until April 25, 2011. As a result, the aggregate amount effective under our Credit Facility (Facility) remains at $1.053 billion until April 25, 2010 and reduces to $874.0 million during the period from April 26, 2010 to April 25, 2011.
     On October 15, 2008, we received a new incremental commitment through the original maturity date of the Facility of $3.0 million, which increased the amount effective under the Facility to $1.053 billion until April 25, 2010. On October 15, 2008, we also entered into Amendment No. 6 to the Facility to, among other things, extend the maturity from April 25, 2010 to April 25, 2011 for $829 million of the then existing commitments. We also retained our ability to seek additional commitments from lenders to increase the Facility up to a total capacity of $1.25 billion through April 25, 2011 subject only to the consent of lenders who actually issued letters of credit on our behalf. With Amendment No. 6, we also received consent to pledge up to $200.0 million of our unrestricted cash on hand to collateralize additional letters of credit, incremental to the letters of credit available under the Facility, provided that at the time we pledge such cash and immediately thereafter, we have at least $500.0 million in unrestricted cash on hand. The amended Facility retained other substantive terms that were applicable to the Facility prior to the effectiveness of Amendment No. 6.
     On January 14, 2008, we entered into Amendment No. 5 to our Facility to increase, among other things, the approved capacity under the Facility from $1.0 billion to $1.25 billion and increase the amount effective under the Facility at that time from $850.0 million to $1.0 billion. The amended Facility retained its original maturity date of April 25, 2010, as well as other substantive terms that were applicable to the Facility prior to the effectiveness of Amendment No. 5. On January 30, 2008, in accordance with the Facility increase provisions set forth in Amendment No. 5, we received an additional commitment of $50.0 million, which increased the overall aggregate amount effective under the Facility to $1.05 billion.
     The following table presents the outstanding and available amounts under our Facility at February 28, 2009 (in millions):

Total Facility	$1,053.0
Less: outstanding performance letters of credit	546.2
Less: outstanding financial letters of credit	210.3
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$296.5

     At February 28, 2009, the portion of the Facility available for financial letters of credit and/or revolving credit loans is limited to the lesser of: (1) $506.8 million at February 28, 2009, representing the total Facility ($1.053 billion at February 28, 2009) less outstanding performance letters of credit ($546.2 million at February 28, 2009); or (2) $214.7 million at February 28, 2009, representing $425.0 million less the current outstanding amount of financial letters of credit ($210.3 million at February 28, 2009). Total fees associated with these letters of credit under the Facility were approximately $3.2 million and $6.4 million for the three and six months ended February 28, 2009, respectively, as compared to $3.4 million and $6.7 million for the three and six months ended February 29, 2008, respectively.
     The interest rate margins for revolving credit loans under the Facility are in the range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. Although there were no borrowings at February 28, 2009, the interest rate that would have applied to any borrowings under the Facility was 3.5%.
     For the three and six months ended February 28, 2009, we recognized $0.7 million and $1.5 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $0.7 million and $1.4 million for the three and six months ended February 29, 2008, respectively. At February 28, 2009 and August 31, 2008, unamortized deferred financing fees related to our Facility were approximately $6.6 million and $5.3 million, respectively.
     At February 28, 2009, we were in compliance with the covenants contained in the Facility.
Other Revolving Lines of Credit
     Shaw Nass, a consolidated VIE, has an available credit facility with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At February 28, 2009, this VIE had no borrowings under its revolving line of credit and approximately $0.4 million in outstanding bank guarantees under the facility. The interest rate applicable to any borrowings is variable (2.19% at February 28, 2009) plus 2.25% per annum. We have provided a 50% guarantee related to this credit facility.
     We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At February 28, 2009 and August 31, 2008, there were $27.8 million and $27.3 million of letters of credit outstanding under this facility, respectively.
     On March 12, 2008, a bank extended to us a $25.0 million uncommitted, unsecured bilateral line of credit for the issuance of performance letters of credit in Saudi Arabia. On May 21, 2008, the bank increased its uncommitted line of credit from $25.0 million to $50.0 million. Fees under this facility are paid quarterly. At February 28, 2009 and August 31, 2008, there were $49.0 million of letters of credit outstanding under this facility.
Note 8 — Income Taxes
     Our consolidated effective tax rate for the three months ended February 28, 2009 was 41% while the consolidated effective rate for the six months ended February 28, 2009 was a 1% benefit as applied to the pre-tax loss. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.
     The impact of significant discrete items is recognized separately in the quarter in which they occur. The foreign currency gains and losses associated with our Japanese Yen-denominated Westinghouse Bonds are recognized as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. For the three months ended February 28, 2009, we recorded other discrete items totaling $3.2 million, primarily as a provision for uncertain tax positions. The six months of fiscal 2009 includes net discrete items of $5.6 million relating to provisions for uncertain tax positions as well as a benefit for the retroactive effect of the renewal of the Work Opportunity Tax Credit.
     We expect the fiscal 2009 annual effective tax rate, excluding discrete items, applicable to forecasted pre-tax income to be approximately 38%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.
     We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) effective September 1, 2007. Under FIN 48, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.
     During the second quarter of fiscal 2009, unrecognized tax benefits increased by $9.5 million relating to temporary positions (a deferred tax asset was recorded in the same amount) and an additional tax provision of $3.0 million along with accrued interest of $0.4 million. For the six months of fiscal 2009, unrecognized tax benefits increased by $9.5 million relating to temporary positions as well as an additional tax provision of $8.7 million and accrued interest of $1.2 million and decreased by $8.1 million for a position that has not been claimed in amended returns (a deferred tax asset was reduced by the same amount). As of February 28, 2009, our unrecognized tax benefits were $41.4 million, of which $31.0 million would, if recognized, affect our effective tax rate.
     Our subsidiaries file income tax returns in numerous tax jurisdictions, including the U.S., most U.S. states and certain non-U.S. jurisdictions. Tax returns are also filed in certain jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2002. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different either favorable or unfavorable and, consequently, materially impact our future results.
     Certain tax years are under audit by relevant tax authorities including the current ongoing examination of the fiscal year 2004 and 2005 U.S. federal tax returns by the Internal Revenue Service (IRS). We have extended the statute of limitations on our U.S. federal returns for the 2004 and 2005 years being audited and for the 2002 and 2003 fiscal years involved in the IRS Appeal (see Note 10 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.
     While certain of the audits and the IRS appeal may be concluded in the foreseeable future, including in fiscal year 2009, it is not possible at this time to estimate the impact of changes over the next 12 months in unrecognized tax benefits.
Note 9 — Share-Based Compensation
     On January 28, 2009, our shareholders approved our 2008 Omnibus Incentive Plan (Omnibus Plan). The Omnibus Plan is a comprehensive incentive compensation plan that provides for various stock-based awards, as well as cash awards. The total number of shares reserved for issuance under the Omnibus Plan is 4,500,000 shares. The Compensation Committee of our Board of Directors, or another committee if designated by our Board of Directors, will administer the Omnibus Plan. The Omnibus Plan terminates ten years from January 28, 2009.
     Upon the Omnibus Plan’s approval by our shareholders, our existing equity compensation plans including The Shaw Group Inc. 2001 Employee Incentive Compensation Plan and 2005 Director Plan (collectively the Prior Plans) terminated. No new awards will be granted under the Prior Plans, and there is no longer any authority to issue the remaining shares of common stock available under the Prior Plans. All awards granted under the Prior Plans that were outstanding as of January 28, 2009 remain outstanding and continue to be governed by the Prior Plans. Additionally, as a result of shareholder approval of the Omnibus Plan, 1,281,512 restricted stock units with an average market value of $17.95 per share previously classified as liability awards were modified for accounting purposes to be equity awards. Awards classified as liabilities result in variable compensation expense based upon the closing price of our stock at the date of each reporting period while equity awards result in fixed compensation expense based upon the weighted-average price per share on the date of grant. On January 28, 2009, the price used to re-measure the liability awards was our closing stock price of $29.39, and the modified equity awards have a weighted-average price per share of $29.39
     Restricted stock units totaling 2,374,632 shares were granted during the six months ended February 28, 2009 at a weighted-average per share price of $17.96 vesting over approximately three to four years. Of the 2,374,632 shares of restricted stock units granted, 1,281,512 shares were modified and regranted on January 28, 2009 under the Omnibus Plan. Restricted stock awards and restricted stock units totaling 231,526 shares were granted in the six months ended February 29, 2008 at a weighted-average per share price of $65.93, vesting over approximately four years.
     During the six months ended February 28, 2009 and February 29, 2008, options for the purchase of 1,184,709 shares at a weighted-average price of $18.10 per share and 392,602 shares at a weighted-average price of $66.35 per share, respectively, were awarded, with vesting over approximately four years. The contractual lives of the awards during the six months ended February 28, 2009 are consistent with those of prior years. Since the year ended August 31, 2008, the expected term assumption used in our valuation of options awarded was changed to 3.7 years.
     During the six months ended February 28, 2009 and February 29, 2008, options for the purchase of 20,381 shares at a weighted-average exercise price of $8.89 per share and 1,819,833 shares at a weighted-average exercise price of $19.25 per share, respectively, were exercised.
     For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2008 Form 10-K.
Note 10 — Contingencies and Commitments
Tax Matters
     In connection with the IRS examinations of our U.S. federal tax returns for the 2002 through 2005 fiscal years, the IRS has proposed certain adjustments relating to the sourcing of procurement income to one of our overseas entities and the dividend of such income to our U.S. parent company. We disagree with these adjustments and the related penalties that have been proposed and have protested such matters to the Appeals level within the IRS for fiscal years 2002 and 2003 and plan to make a similar protest to the Appeals level for fiscal years 2004 and 2005. Discussions are underway at the Appeals level that may lead to a resolution of the amount of procurement income to be recognized by our U.S. parent company. A penalty may, however, be assessed separate from the settlement of the procurement income amount. We may litigate the penalty amount that may be assessed.
     In a separate matter, the Louisiana Department of Revenue (LDR) has filed a collection suit against our Louisiana domiciled parent corporation for franchise taxes in the amount of $1.7 million for fiscal years 2001 and 2002 plus interest of $1.6 million (computed through June 15, 2008). The LDR’s lawsuit sets forth their theory that cash pooled by our parent corporation and invested on behalf of our operating subsidiaries creates additional asset and revenue apportionment to Louisiana. We plan to make the appropriate filings in opposition to such lawsuit and also provide evidence that, if we were permitted a unitary or consolidated franchise filing covering all of our U.S. entities, the resulting tax liability would be similar in the 2001, 2002 and subsequent fiscal years to the total of the tax liabilities on all our Louisiana franchise tax returns as filed. We are also under audit by the LDR for fiscal years 2003-2006.

     While management cannot predict the ultimate outcome of either the IRS or LDR matters, provisions have been made in our financial statements where appropriate. The matters if decided adversely to us or settled by us, individually or in the aggregate, could have a material adverse effect on our financial statements.
Military Housing Privatization Entities
     See Note 5 — Equity Method Investments and Variable Interest Entities for discussion of commitments and contingencies related to privatization entities.
Liabilities Related to Contracts
     Our contracts often contain provisions relating to the following matters:
•	warranties, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.
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
Other Guarantees
     Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured) was $834.2 million and $805.1 million at February 28, 2009 and August 31, 2008, respectively. Of the amount of outstanding letters of credit at February 28, 2009, $623.8 million are performance letters of credit issued to our customers. Of the $623.8 million, five customers held $339.2 million or 54% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $114.2 million.
     In the ordinary course of business, we enter into various agreements providing financial or performance assurances to customers on behalf of certain unconsolidated partnerships, joint ventures or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of our estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.
Legal Proceedings
     During fiscal year 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank (SAB) in the amount of $11.4 million inclusive of interest and attorneys’ fees but exclusive of post-judgment legal interest while pending appeal. In the suit against us (and others), SAB claimed that as part of our July 2000 Stone & Webster Incorporated asset acquisition, we assumed certain liabilities under an existing loan agreement and guarantee. We appealed the decision to the U.S. Court of Appeals for the Third Circuit, which issued its decision on December 30, 2008. In that decision, the Third Circuit reversed the District Court’s summary judgment ruling, vacated the District Court’s awards to SAB and remanded the matter to the District Court for further consideration consistent with the Third Circuit’s findings. On January 13, 2009, SAB filed a petition for rehearing. On February 24, 2009, the Third Circuit granted that petition and that same day issued a new, broader opinion that again reversed, vacated and remanded the District Court’s decision. Consistent with those findings, we expect to prevail upon the District Court’s consideration; however, in the event that we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.
     We currently have pending before the American Arbitration Association (AAA) the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W seeks approximately $38.0 million in damages from Mitsubishi. Mitsubishi denies liability and has asserted a counterclaim totaling approximately $29.0 million. On November 16, 2007, a majority of the AAA Tribunal transmitted a “Partial Final Award” granting certain relief to S&W contingent upon further proceedings with the Tribunal. Mitsubishi filed in U.S. District Court for the Southern District of New York a petition to vacate the award. On November 14, 2008, S&W filed with the S.D.N.Y. a petition and motion to confirm the Tribunal’s Partial Final Award. We anticipate the District Court will address the parties’ motions, while the Tribunal simultaneously moves forward with its further proceedings. We previously made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If Mitsubishi prevails on its counterclaim and/or its petition to vacate as described above, we may not receive our claim for liquidated damages. In such an event, the individual or combined rulings could have a material adverse effect on our financial statements for the period in which any judgment becomes final.
     In connection with a services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our customer before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $12.8 million in such penalties. Further, we sought from the customer approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The customer further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the customer’s counterclaims. We have initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The customer has initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the customer prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.
     In connection with an international fixed price contract executed by our Fossil & Nuclear segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction, we filed a Request for Arbitration with the London Court of International Arbitration. In the request, we currently seek claims of approximately $22 million in additional compensation from our client, the prime contractor on the project, related to delay and disruption, loss of profit on descoped areas and changed labor practices. In addition, we have requested additional compensation relative to remeasurements of quantities and scope variations from our client of approximately $14.5 million. On February 5, 2009, the client, who holds a $3.8 million performance letter of credit from us, filed a response that denied our claims and stated it had counterclaims totaling approximately $56.5 million related to certain alleged costs associated with completing work that the client removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our statement of operations and statement of cash flows. The value of the claims and our letter of credit stated herein in U.S. dollars do fluctuate because of changes in the exchange rate of the Pound Sterling (GBP).

     See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for additional information related to our claims on major projects.
Environmental Liabilities
     LandBank, a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $26.5 million of such real estate assets recorded in other assets on the accompanying balance sheet at February 28, 2009 as compared to $27.5 million at August 31, 2008. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At February 28, 2009, our E&I segment had $5.1 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.7 million at August 31, 2008.
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
Note 11 — Supplemental Disclosure to Earnings (Loss) Per Common Share
     Weighted average shares outstanding for the three and six months ended February 28, 2009 and February 29, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Basic	83,255	82,123	83,179	81,404

Stock options	567	1,746	—	2,130
Restricted stock	316	341	—	359

	84,138	84,210	83,179	83,893

     The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three and six months ended February 28, 2009 and February 29, 2008 because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Stock options	2,422	379	3,860	379
Restricted stock	611	5	1,478	5
Note 12 — Comprehensive Income (Loss)
     The components of comprehensive income for the three and six months ended February 28, 2009 and February 29, 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
		(Restated)		(Restated)
Net income (loss)	$36,335	$3,950	$(3,582)	$6,180
Unrealized translation adjustment (losses) gains, net	(4,645)	4,221	(19,904)	5,645
Equity in Westinghouse’s pre-tax other comprehensive income (loss), net of Shaw’s tax	(74,169)	(3,506)	(101,379)	2,425
Interest rate swap contract on JPY-denominated bonds, net of taxes	(4,240)	(3,239)	(11,513)	(4,236)
Pension liability adjustment	(4,951)	1,183	(4,372)	1,183

Total comprehensive income (loss)	$(51,670)	$2,609	$(140,750)	$11,197

     The foreign currency translation adjustments relate primarily to changes in the value of the U.S. dollar in relation to British pounds, Mexican pesos, Canadian dollars and the Euro.

Note 13 — Employee Benefit Plans
     The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and six months ended February 28, 2009 and February 29, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Service cost	$453	$562	$973	$1,141
Interest cost	1,892	2,374	4,051	4,817
Expected return on plan assets	(1,608)	(2,394)	(3,440)	(4,858)
Amortization of net loss	501	581	1,077	1,184
Curtailment (gain)	(2,725)	—	(2,929)	—
Other	9	10	18	16

Total net pension expense (credit)	$(1,478)	$1,133	$(250)	$2,300

     In February 2009, we amended the terms and conditions of one of our pension plans and ceased future service and benefit accruals for all plan participants. This action meets the definition of a curtailment under FASB Statement No. 88 and resulted in a curtailment gain of approximately $2.7 million during the second quarter.
     We expect to contribute $16.7 million to our pension plans in the fiscal year 2009 calculated at the February 28, 2009 foreign currency exchange rates. At February 28, 2009, we have made $3.9 million in contributions to these plans.
Note 14 — Related Party Transactions
     We subcontracted a portion of our work with a company owned by an individual who, at the time, was one of our directors. Our Board had previously determined that this individual was considered non-independent. We had a balance of $0.2 million due to this company at February 28, 2009. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
     On May 31, 2008, our interest in Shaw Waste Solutions, LLC (SWS) was purchased by an entity created by a former employee of ours and two minority shareholders of SWS who were also employees of SWS in exchange for cash of approximately $0.1 million and a promissory note for $2.25 million. Interest on the note is due semi-annually with a balloon payment due at the end of the five-year term.
     At February 28, 2009 and August 31, 2008, the amounts due to our Chief Executive Officer for a non-compete agreement associated with his employment contract, including interest earned, were $18.1 million and $18.0 million, respectively, and are included in current assets and current liabilities.

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

     We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract value. While the terms of such contracts indicate costs are to be reimbursed by our customers, we typically process change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders. While we have no history of significant losses on this type of work, potential exposure exists relative to costs incurred in excess of agreed upon contract value.
Unapproved Change Orders and Claims
     Our consolidated revenues include amounts for unapproved change orders and claims on projects recorded on a percentage-of-completion basis. For the three and six months ended February 28, 2009, our revenues were increased by approximately $2.1 million and $20.2 million, respectively, related to unapproved change orders and claims.
     The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at February 28, 2009 and February 29, 2008, respectively, and excludes all unrecorded amounts and individually small-unapproved change orders and claims.

	Fiscal Year	Fiscal Year
	2009	2008
Amounts included in project estimates-at-completion at September 1, 2008	$63.6	$15.1
Changes in estimates-at-completion	53.6	60.6
Approved by customer	(32.6)	(4.8)

Amounts included in project estimates-at-completion at February 28, 2009	$84.6	$70.9

Amounts accrued in revenues (or reductions to contract costs) on a total project basis at February 28, 2009	$64.3	$50.6

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
     We have recorded $24.6 million in claim revenues in the current period’s financial results associated with recovery of our expected costs resulting from schedule delays and productivity impacts caused by owner-responsible contractors who are working on the same site as one of our on-going projects. The expected recovery was based on our assessment of the claim(s) and its probable resolution.
     Also included in unapproved change orders and claims is the matter currently in arbitration disclosed in additional detail in Note 10 — Contingencies and Commitments.
     In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs approximately $15.1 million, based on percentage completion accounting, in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy.
     Should we not prevail in these matters, the outcome could have an adverse effect on our statement of operations and statement of cash flows.
Project Incentives
     Our contracts contain certain incentive and award fees that provide for increasing or decreasing our revenue based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees follows Statement of Position (SOP) 81-1, which provides that all components of contract revenues, including probable incentive payments such as performance incentives and award fees, should be considered in determining total estimated revenues.
     Our revenue estimates-at-completion include an estimate of amounts which we expect to earn if we achieve a number of agreed upon criteria. At February 28, 2009 and August 31, 2008, our project estimates included $40.6 million and $68.2 million, respectively, related to estimated achievement of these criteria. On a percentage-of-completion basis, we have recorded $15.3 million and $31.4 million of these estimated amounts in revenues for the related contracts and equal amounts in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress as of February 28, 2009, and August 31, 2008, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenue are being recognized using the percentage-of-completion method of accounting.
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
     The E&I segment designs and executes remediation solutions including the identification of contaminants in soil, air and water and provides integrated engineering, design and construction, regulatory, scientific and program management services for government and private-sector clients worldwide.
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
     The Corporate segment includes the corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property and equipment related to the corporate facility and certain information technology costs.
     The Investment in Westinghouse segment includes our Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants.

     Our segments’ revenues, gross profit and income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three and six months ended February 28, 2009 and February 29, 2008 were as follows:

	Three Months Ended		Six Months Ended
(In thousands, except percentages)	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues:
Fossil & Nuclear	$552,043	$639,101	$1,228,592	$1,237,630
E&I	449,912	344,416	851,342	734,334
E&C	331,237	273,534	652,972	569,602
Maintenance	172,691	244,767	506,794	535,118
F&M	161,219	142,059	325,892	278,635
Corporate	415	684	2,358	1,402

Total revenues	$1,667,517	$1,644,561	$3,567,950	$3,356,721

Intersegment revenues (not included in revenues above):
Fossil & Nuclear	$1,680	$685	$3,200	$1,134
E&I	6,264	496	10,407	703
E&C	326	(392)	1,153	(381)
Maintenance	8,812	302	15,198	878

Total intersegment revenues	$17,082	$1,091	$29,958	$2,334

Gross profit:
Fossil & Nuclear	$(31,102)	$34,273	$20,662	$77,180
E&I	40,274	23,541	74,797	48,601
E&C	60,641	15,585	113,068	32,035
Maintenance	(1,471)	11,835	10,206	26,614
F&M	33,670	37,695	69,356	72,824
Corporate	346	1,017	2,362	1,710

Total gross profit	$102,358	$123,946	$290,451	$258,964

Gross profit percentage:
Fossil & Nuclear	(5.6)%	5.4%	1.7%	6.2%
E&I	9.0	6.8	8.8	6.6
E&C	18.3	5.7	17.3	5.6
Maintenance	(0.9)	4.8	2.0	5.0
F&M	20.9	26.5	21.3	26.1
Corporate	NM	NM	NM	NM
Total gross profit percentage	6.1%	7.5%	8.1%	7.7%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$(45,659)	$24,112	$(9,784)	$57,302
E&I	25,107	5,437	43,708	15,226
E&C	53,083	11,708	94,925	20,344
Maintenance	(4,080)	9,232	4,217	20,492
F&M	26,051	32,026	56,412	59,151
Investment in Westinghouse	20,017	(50,433)	(151,143)	(116,609)
Corporate items and eliminations	(19,100)	(18,847)	(41,075)	(39,149)

Total income before income taxes, minority interest and earnings (losses) from unconsolidated entities	$55,419	$13,235	$(2,740)	$16,757

NM — Not Meaningful.

     Our segments’ assets were as follows:

	February 28,	August 31,
(In millions)	2009	2008
Assets
Fossil & Nuclear	$1,119.8	$1,019.9
E&I	886.7	784.7
E&C	723.7	714.0
Maintenance	184.0	175.2
F&M	621.7	533.6
Investment in Westinghouse	1,127.8	1,167.9
Corporate	887.2	966.9

Total segment assets	5,550.9	5,362.2
Elimination of investment in consolidated subsidiaries	(412.1)	(412.1)
Elimination of intercompany receivables	(298.4)	(299.1)
Income taxes not allocated to segments	(63.8)	(63.7)

Total consolidated assets	$4,776.6	$4,587.3

Major Customers
     Revenues related to U.S. government agencies or entities owned by the U.S. government were $377.8 million and $702.4 million for the three and six months ended February 28, 2009, respectively, representing approximately 23% and 20%, respectively, of our total revenues for each period. For the three and six months ended February 29, 2008, we recorded revenues related to the U.S. government of approximately $259.2 million and $535.6 million, respectively, representing approximately 16% of our total revenues for each period. These revenues were primarily related to work performed in our E&I segment.
Note 17 — Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). We adopted SFAS for our fiscal year beginning August 31, 2008. SFAS 157 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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
     At February 28, 2009, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Location on		Identical Assets	Inputs	Inputs
	Balance Sheet	Total	(Level 1)	(Level 2)	(Level 3)
Derivatives Designated as Hedging Instruments
Interest rate swap liability	Non-current liabilities	$27,707	$—	$27,707	$—

Derivatives Not Designated as Hedging Instruments
Foreign currency forward assets	Other current assets	$691	$—	$691	$—
Foreign currency forward liabilities	Other accrued liabilities	$3,610	$—	$3,610	$—

Location and Amount of Gain (Loss)
Recognized in Income on Derivatives
Six months Ended
February 28, 2009
Derivatives Designated as Hedging Instruments
Interest rate swap liability	Other comprehensive income	See Note 12 - Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other foreign currency transaction gains, net	$(1.5) million
     We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the firm’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 7 — Long-Term Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.
     We manage our currency exposures through the use of foreign currency derivative instruments denominated in our major currencies, which are generally the currencies of the countries for which we do the majority of our international business. We utilize derivative instruments to manage the foreign currency exposures related to specific assets and liabilities that are denominated in foreign currencies and to manage forecasted cash flows denominated in foreign currencies generally related to engineering and construction projects. Our counterparties to these instruments are major U.S. banks. These currency derivative instruments are carried on the consolidated balance sheet at fair value and are based upon market observable forward exchange rates and forward interest rates.
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
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for our fiscal year beginning September 1, 2009 and will be applied prospectively. We do not believe that adopting SFAS 141R will have a material impact on our historical consolidated financial statements but will impact our financial presentation to the extent we complete material acquisitions on or after September 1, 2009.
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
Note 19 — Supplemental Cash Flow Information (in thousands)

	The Six Months Ended
	February 28,	February 29,
	2009	2008
		(Restated)
Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$15,484	$17,025

Income taxes	$58,173	$2,647

Non-cash investing and financing activities:
Financed insurance premiums	$—	$12,784

Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $7,392 and $2,666 respectively	$11,513	$4,236

Equity in Westinghouse accumulated other comprehensive income, net of deferred tax of $(65,089) and $1,557, respectively	$(101,379)	$2,425

Note 20 — Restatement of Prior Fiscal Year Quarterly Consolidated Statements
     As reported in our Current Report on Form 8-K dated October 30, 2008, in connection with the preparation of our 2008 Form 10K, we determined that the net income for the three and six months ended February 29, 2008 should be reduced by $4.9 million, due primarily to an error on a coal power project in our Fossil & Nuclear segment with respect to the estimated cost at completion on a fixed-price contract. The adjustments to the three and six months ended February 29, 2008 include the correction of this error as well as other accumulated errors pursuant to Staff Accounting Bulletin 108 (SAB 108). The adjustments are consistent with those addressed in Note 21 — Quarterly Financial Data (Unaudited) and Current Year Corrections of Errors in Part II, Item 8 of our 2008 Form 10-K.
     The tables below provide the impact of the errors on our previously reported consolidated financial statements (dollars in thousands):
Statement of Operations (Unaudited)

	Three Months Ended February 29, 2008
	Previously	Restatement
	Reported	Adjustments	As Restated
Revenues	$1,653,222	$(8,661)	$1,644,561
Cost of revenues	1,518,205	2,410	1,520,615

Gross profit	135,017	(11,071)	123,946
General and administrative expenses	73,798	(2,135)	71,663

Operating income	61,219	(8,936)	52,283
Interest expense	(2,379)	(438)	(2,817)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,195)	(57)	(9,252)
Interest income	6,399	129	6,528
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(40,559)	86	(40,473)
Other foreign currency transaction gains, net	5,612	960	6,572
Other income, net	334	60	394

Income before income taxes, minority interest and earnings (losses) from unconsolidated entities	21,431	(8,196)	13,235
Provision for income taxes	7,184	(3,236)	3,948

Income before minority interest and earnings (losses) from unconsolidated entities	14,247	(4,960)	9,287
Minority interest	(6,883)	31	(6,852)
Income from 20% Investment in Westinghouse, net of income taxes	2,061	—	2,061
Earnings (losses) from unconsolidated entities, net of income taxes	(546)	—	(546)

Net income	$8,879	$(4,929)	$3,950

Net income per common share:
Basic	$0.11	$(0.06)	$0.05

Diluted	$0.11	$(0.06)	$0.05

Weighted average shares outstanding:
Basic	82,123	—	82,123
Diluted	84,210	—	84,210

Statement of Operations (Unaudited)

	Six Months Ended February 29, 2008
	Previously	Restatement
	Reported	Adjustments	As Restated
Revenues	$3,365,382	$(8,661)	$3,356,721
Cost of revenues	3,095,347	2,410	3,097,757

Gross profit	270,035	(11,071)	258,964
General and administrative expenses	142,686	(2,135)	140,551

Operating income	127,349	(8,936)	118,413
Interest expense	(4,543)	(438)	(4,981)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(18,087)	(57)	(18,144)
Interest income	11,214	129	11,343
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(97,797)	86	(97,711)
Other foreign currency transaction gains, net	6,776	960	7,736
Other income, net	39	60	99

Income before income taxes, minority interest and earnings from unconsolidated entities	24,951	(8,196)	16,755
Provision for income taxes	9,300	(3,236)	6,064

Income before minority interest and earnings from unconsolidated entities	15,651	(4,960)	10,691
Minority interest	(11,865)	31	(11,834)
Income from 20% Investment in Westinghouse, net of income taxes	6,876	—	6,876
Earnings from unconsolidated entities, net of income taxes	447	—	447

Net income	$11,109	$(4,929)	$6,180

Net income per common share:
Basic	$0.14	$(0.06)	$0.08

Diluted	$0.13	$(0.06)	$0.07

Weighted average shares outstanding:
Basic	81,404	—	81,404
Diluted	83,893	—	83,893

     The adjustments for the three and six months ended February 29, 2008 include errors in the accounting for:
•	Adjustments in revenue and gross profit due primarily to an $8.2 million reduction for the percent completion revenue amount related to a $9.8 million error in the estimated at completion cost for a fixed-price coal fired power project; and a $0.5 million reduction for other adjustments of varying amounts.

•	Adjustments to cost of revenues and gross profit include a $0.9 million reduction in management incentives due to an error on the fixed-price coal fired power project mentioned above; a $1.3 million increase for workers’ compensation and other claims on a project; a $1.1 million increased accrual for vacation and other employee related benefits; and an increase of $0.9 million for other adjustments of varying amounts.

•	Adjustments to general and administrative expenses include a $1.1 million reduction due to adjustments to various incentive plans; and a $1.0 million reduction for other adjustments of varying amounts.

•	Adjustments to foreign translation/transaction gain/(loss) include a gain of $1.0 million related to foreign currency transactions not previously recorded.

•	An adjustment to the provision for income taxes related to the impact of the items noted above.

Statement of Cash Flows (Unaudited)

	Six Months Ended February 29, 2008
	Previously	Restatement
	Reported (1)	Adjustments	As Restated
Cash flows from operating activities:
Net income	$11,109	$(4,929)	$6,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,238	254	22,492
(Benefit from) deferred income taxes	(34,328)	(3,236)	(37,564)
Stock-based compensation expense	9,178	—	9,178
(Earnings) from unconsolidated entities, net of taxes	(6,573)	—	(6,573)
Distributions from unconsolidated entities	13,195	—	13,195
Foreign currency transaction losses, net	91,021	(1,046)	89,975
Minority interest	11,865	(30)	11,835
Impairment of investments in unconsolidated entities	1,073	—	1,073
Impairment of fixed assets	1,000	—	1,000
Other noncash items	(19,224)	291	(18,933)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
Decrease in receivables	68,940	1	68,941
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(29,069)	(1,160)	(30,229)
(Increase) in inventories	(9,964)	428	(9,536)
Decrease in other current assets	12,509	(3,082)	9,427
Increase in accounts payable	10,927	1,011	11,938
(Decrease) in accrued liabilities	(3,359)	(1)	(3,360)
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	135,191	9,038	144,229
Net change in other assets and liabilities	18,994	(320)	18,674

Net cash provided by operating activities	304,723	(2,781)	301,942
Cash flows from investing activities:
Purchases of property and equipment	(70,748)	447	(70,301)
Proceeds from sale of businesses and assets	15,551	—	15,551
Investments in, advances to, and return of capital from unconsolidated entities and joint ventures	(480)	—	(480)
Change in restricted and escrowed cash, net	7,694	—	7,694

Net cash (used in) investing activities	(47,983)	447	(47,536)
Cash flows from financing activities:
Purchase of treasury stock	(9,161)	—	(9,161)
Repayment of debt, deferred financing costs and capital leases	(6,812)	(56)	(6,868)
Issuance of common stock	35,037	102	35,139
Excess tax benefits from exercise of stock options and vesting of restricted stock	31,001	—	31,001
Proceeds from revolving credit agreements	10,094	—	10,094
Repayments of revolving credit agreements	(9,351)	—	(9,351)

Net cash provided by financing activities	50,808	46	50,854
Effects of foreign exchange rate changes on cash	824	—	824

Net change in cash and cash equivalents	308,372	(2,288)	306,084
Cash and cash equivalents — beginning of year	341,359	—	341,359

Cash and cash equivalents — end of period	$649,731	$(2,288)	$647,443

(1)	The previously reported amounts have been condensed to conform to the current year’s presentation.
     In connection with the presentation of February 29, 2008 restated cash flow statement in this February 28, 2009 Form 10-Q, we identified errors in the compilation of the February 29, 2008 condensed cash flow information presented in the restatement footnote included in the 2008 Form 10-K. We previously reported no changes in our originally reported net cash provided by operations, investing, or financing amounts as a result of the restatement. The effects of these errors from the previously presented restated cash flow statement in the 2008 Form 10-K are a decrease in net cash provided by operating activities of $2.8 million and an increase in net cash provided by investing activities of approximately $0.4 million to properly reflect the effects of the changes to the balance sheet accounts as a result of the restatement adjustments.

Balance Sheet (Unaudited)

	As of February 29, 2008
	Previously	Restatement
	Reported	Adjustments		As Restated
Current assets:
Cash and cash equivalents	$649,730	$(2,288	)(a)	$647,442
Restricted and escrowed cash	15,389	87		15,476
Accounts receivable, including retainage, net	700,208	(73)		700,135
Inventories	194,472	(428)		194,044
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	425,581	1,160	(b)	426,741
Deferred income taxes	103,441	3,348	(c)	106,789
Prepaid expenses	36,064	(1,341	)(d)	34,723
Other current assets	36,102	2,308	(a)	38,410

Total current assets	2,160,987	2,773		2,163,760
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	25,825	—		25,825
Investment in Westinghouse	1,138,578	—		1,138,578
Property and equipment	483,019	(426)		482,593
Less: accumulated depreciation	(217,344)	(201)		(217,545)

Net property, plant, and equipment	265,675	(627	)(e)	265,048
Goodwill	508,858	—		508,858
Intangible assets	25,860	—		25,860
Deferred income taxes	17,341	—		17,341
Other assets	94,429	20		94,449

Total assets	$4,237,553	$2,166		$4,239,719

Current liabilities:
Accounts payable	$564,180	$932	(f)	$565,112
Accrued salaries, wages and benefits	120,399	—		120,399
Other accrued liabilities	192,012	110		192,122
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	706,416	9,039	(g)	715,455
Short-term debt and current maturities of long-term debt	14,748	(1,760	)(d)	12,988

Total current liabilities	1,597,755	8,321		1,606,076
Long-term debt, less current maturities	4,571	35		4,606
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,187,797	—		1,187,797
Interest rate swap contract on Japanese Yen-denominated bonds	13,569	—		13,569
Other liabilities	72,119	(2,506	)(h)	69,613
Minority interest	26,411	37		26,448
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1,182,932	102		1,183,034
Retained earnings	279,768	(4,929)		274,839
Accumulated other comprehensive loss	(13,160)	1,106	(h)	(12,054)
Treasury stock	(114,209)	—		(114,209)

Total shareholders’ equity	1,335,331	(3,721)		1,331,610

Total liabilities and shareholders’ equity	$4,237,553	$2,166		$4,239,719

     The adjustments for the balance sheet at February 29, 2008 include errors in accounting for:
(a)	Adjustments to reduce our cash and increase our other current assets to reflect the assignment of a bank account to a trustee for liquidation of a dormant foreign subsidiary and properly classify interest receivable.

(b)	Adjustments to properly reflect foreign exchange gain/loss impact on costs and estimated earnings in excess of billings.

(c)	An adjustment to income taxes related to the impact of the restatement adjustments.

(d)	An adjustment to properly reflect a payment on the current portion of long-term debt as a reduction of current maturities of long-term debt.

(e)	Adjustments to properly reflect tenant improvement allowances as other liabilities.

(f)	Adjustments to properly accrue for worker’s compensation and general liability claims.

(g)	Adjustments for reduction for the percent complete revenue amount related to an error in the estimated at completion cost for a fixed price coal fired power plant; and an increase for other adjustments of varying amounts.

(h)	Adjustments to decrease the net pension liability and accumulated other comprehensive loss for the proper application of pension accounting; adjustment to properly classify tenant improvements allowances; and a decrease for other adjustments of varying amounts.

     The following table presents corrected information concerning segment revenues, gross profit and income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three and six months ended February 29, 2008.

For the Three Months Ended	Previously	Restatement
February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated
(in thousands, except percentages)
Revenues
Fossil & Nuclear	$647,396	$(8,295)	$639,101
E&I	344,459	(43)	344,416
E&C	273,291	243	273,534
Maintenance	244,446	321	244,767
F&M	142,946	(887)	142,059
Corporate and other	684	—	684

Total revenues	$1,653,222	$(8,661)	$1,644,561

Intersegment revenues (not included in revenues above):
Fossil & Nuclear	$685	$—	$685
E&I	496	—	496
E&C	(392)	—	(392)
Maintenance	302	—	302

Total intersegment revenues	$1,091	$—	$1,091

Gross Profit
Fossil & Nuclear	$43,522	$(9,249)	$34,273
E&I	23,217	324	23,541
E&C	16,214	(629)	15,585
Maintenance	11,985	(150)	11,835
F&M	39,020	(1,325)	37,695
Corporate and other	1,059	(42)	1,017

Total gross profit	$135,017	$(11,071)	$123,946

Gross profit percentage
Fossil & Nuclear	6.7%		5.4%
E&I	6.7%		6.8%
E&C	5.9%		5.7%
Maintenance	4.9%		4.8%
F&M	27.3%		26.5%
Corporate and other	NM		NM

For the Three Months Ended	Previously	Restatement
February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated
(in thousands, except percentages)
Total gross profit percentage	8.2%		7.5%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
Fossil & Nuclear	$32,813	$(8,701)	$24,112
E&I	5,120	317	5,437
E&C	11,842	(134)	11,708
Maintenance	9,297	(65)	9,232
F&M	33,157	(1,131)	32,026
Investment in Westinghouse	(50,462)	29	(50,433)
Corporate and other	(20,336)	1,489	(18,847)

Total income before income taxes, minority interest and earnings (losses) from unconsolidated entities	$21,431	$(8,196)	$13,235

For the Six Months Ended	Previously	Restatement
February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated
(in thousands, except percentages)
Revenues
Fossil & Nuclear	$1,245,925	$(8,295)	$1,237,630
E&I	734,377	(43)	734,334
E&C	569,359	243	569,602
Maintenance	534,797	321	535,118
F&M	279,522	(887)	278,635
Corporate and other	1,402	—	1,402

Total revenues	$3,365,382	$(8,661)	$3,356,721

Intersegment revenues (not included in revenues above):
Fossil & Nuclear	$1,134	$—	$1,134
E&I	702	1	703
E&C	(381)	—	(381)
Maintenance	878	—	878

Total intersegment revenues	$2,333	$1	$2,334

Gross Profit
Fossil & Nuclear	$86,429	$(9,249)	$77,180
E&I	48,277	324	48,601
E&C	32,664	(629)	32,035
Maintenance	26,764	(150)	26,614

For the Six Months Ended	Previously	Restatement
February 29, 2008 (Unaudited)	Reported	Adjustments	As Restated
(in thousands, except percentages)
F&M	74,149	(1,325)	72,824
Corporate and other	1,752	(42)	1,710

Total gross profit	$270,035	$(11,071)	$258,964

Gross profit percentage
Fossil & Nuclear	6.9%		6.2%
E&I	6.6%		6.6%
E&C	5.7%		5.6%
Maintenance	5.0%		5.0%
F&M	26.5%		26.1%
Corporate and other	NM		NM
Total gross profit percentage	8.0%		7.7%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities
Fossil & Nuclear	$66,003	$(8,701)	$57,302
E&I	14,909	317	15,226
E&C	20,478	(134)	20,344
Maintenance	20,557	(65)	20,492
F&M	60,282	(1,131)	59,151
Investment in Westinghouse	(116,638)	29	(116,609)
Corporate and other	(40,640)	1,489	(39,149)

Total income before income taxes, minority interest and earnings (losses) from unconsolidated entities	$24,951	$(8,196)	$16,757

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•	the recent significant deterioration in global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	ability of our customers to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for governmental agencies and private sector customers that are facing financial challenges;

•	delays and/or defaults in customer payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	our failure to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or the modification of the Price-Anderson Act’s indemnification authority;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions;

•	protection and validity of patents and other intellectual property rights;

•	risks related to our Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position, and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•	our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our credit facility or surety indemnity agreements;

•	covenants in our credit facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our credit facility;

•	outcomes of pending and future litigation and regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	unexpected liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the foreign countries where we operate;

•	significant changes in the market price of our equity securities;

•	provisions in our articles of incorporation, by-laws and shareholder rights agreement that could make it more difficult to acquire us and may reduce the market price of our common stock;

•	the ability of our customers to obtain financing to fund their projects;

•	the ability of our customers to receive or the possibility of our customers being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Fossil & Nuclear segment; and

•	the U.S. administration’s support of the nuclear power option and loan guarantee program.
     Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our 2008 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.
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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discusses our financial position at February 28, 2009, and the results of our operations for the three and six months ended February 28, 2009, and should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2008 Form 10-K.
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
     Nuclear. We support the U.S. domestic nuclear power industry with engineering, procurement and construction services. We hold a leadership position in the nuclear power industry for improving the efficiency, output and reliability of existing plants (also known as uprates), having brought in excess of 2,200 megawatts (MW) of new nuclear generation to the electric power transmission grid in the U.S. between 1984 and the present. In addition, we are currently serving as architect-engineer for the National Enrichment Facility and are providing engineering services in support of new nuclear units in South Korea and the People’s Republic of China. We have also been awarded engineering, procurement and construction (EPC) contracts for six AP1000 units, two each, for Georgia Power, South Carolina Electric & Gas and Progress Energy. We anticipate long-term growth in the global nuclear power sector, driven in large part by the U.S., United Kingdom, China, India, Brazil, United Arab Emirates and Canada. Our support of existing U.S. utilities, combined with our 20% equity investment in Westinghouse, is expected to result in increased levels of activity in this sector for us. Safe and reliable operation of existing plants, concerns about carbon emissions and climate change and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. Several domestic utilities are developing plans for new baseload nuclear generation. According to the Nuclear Energy Institute and the Nuclear Regulatory Commission, in the U.S. there are plans for at least 31 new units under development as of February 2009, with the Westinghouse AP1000 design being considered for at least 14 of them. While it is unclear what impact current economic conditions might have on the timing or financing of such projects, we expect that our existing base of nuclear services work, combined with our collaboration with Westinghouse and Toshiba on new plant work, should position us to capitalize on the long-term growth within this industry.
     Clean Coal-Fired Generation. The wide fluctuations in oil and natural gas prices have prompted electric power companies in the U.S. to pursue construction of new coal-fired power plants utilizing advanced combustion and emission control technologies. Coal-fired capacity is typically capital intensive to build but has relatively lower operating costs when compared to other fossil fuels. We continue to observe demand for new opportunities in this market, primarily in the United Kingdom, but recognize that potential future regulations targeting carbon emissions as well as current market conditions could slow future development of coal and other fossil fuel-fired power plants. Nevertheless, we believe we are well-positioned to capture a significant market share of future coal-fired power plants as they develop.
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
     Environmental regulations and related air quality concerns have increased the need to retrofit existing coal-fired power plants with modern pollution control equipment. On July 11, 2008, the D.C. Circuit Court of Appeals (the Court) vacated the Clear Air Interstate Rule (CAIR) in its entirety in its decision North Carolina v. EPA (Case No. 05-1244). On December 23, 2008, in response to a petition filed by the Environmental Protection Agency (EPA), the Court reversed its decision to vacate CAIR until a new rule is put in place. The immediate effect of this action on the AQC market is positive as it provides some stability for the short term. We expect its long-term effect is likely to be positive as the new rule is expected to be more stringent than the current one.
     There is also a market for installation of mercury emission controls at existing coal-fired power plants. We have several EPC projects under execution that were partially or fully driven by mercury control requirements. We believe the domestic market for these services could increase in the future as more states establish new rules or as federal regulations become more stringent.
     The selective catalytic reduction process to reduce nitrogen oxides (SCR) market continues to be fairly active, and we expect to continue executing and pursuing EPC SCR and particulate control work both domestically and in select international markets.
     Gas-Fired Generation. We continue to observe renewed interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options and take advantage of reduced natural gas prices. Recent initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to new nuclear power plants being completed, are also stimulating renewed demand for gas-fired power plants. Gas-fired plants are less expensive to construct than coal-fired and nuclear plants but tend to have comparatively higher and potentially more volatile operating costs. While it is unclear what the impact of current economic conditions might have on the timing or financing of such projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the U.S. and believe our capabilities and expertise position us well to address this market.
     Renewable Energy. We are also actively pursuing renewable energy technology projects, such as geothermal, both domestically and internationally.
E&I Segment
     The E&I segment designs and executes remediation solutions including the identification of contaminants in soil, air and water and provides integrated engineering, design and construction, regulatory, scientific and program management services for government and private-sector clients worldwide. Our team of professionals is strategically located throughout the U.S. and abroad to provide innovative solutions to complex environmental and infrastructure challenges. We also provide project and facilities management and related logistics support for non-environmental construction, emergency response and watershed restoration. Infrastructure services include program management, construction management and operations and maintenance (O&M) solutions to support and enhance domestic and global land, water and air transportation systems. We believe we are well positioned to capture opportunities generated by the American Recovery and Reinvestment Act recently passed by the U.S. Congress.
     Federal Markets. Our core services include design and construction, environmental restoration, regulatory compliance, facilities management and emergency response services to U.S. government agencies, such as the Department of Energy (DOE), the U.S. Army Corps of Engineers (USACE), the Department of Defense (DOD), the EPA and the Federal Emergency Management Agency (FEMA). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, the Compensation and Liability Act and the Resource Conservation and Recovery Act . Additionally, we provide regulatory compliance support for the requirements of the Clean Water Act, Clean Air Act and Toxic Substances Control Act. For the DOE, we are currently working at several former nuclear weapons production sites including the mixed oxide project (MOX) at Savannah River, South Carolina where we provide engineering, construction and construction management services for a facility that will produce fuel rods for nuclear power plants. The E&I segment also has contracts with the DOE to develop the Next Generation Nuclear Plant and the Global Nuclear Energy Program as a conceptual design engineering service provider.
     For the DOD, we are involved in projects at several Superfund sites and Formerly Utilized Sites Remedial Action Program sites managed by the USACE. We will also continue execution of design-build efforts associated with the Inner Harbor Navigation Canal Hurricane Protection project in Louisiana. For the U.S. Army, we are working on the Army’s chemical demilitarization program at several sites.
     Our Mission Support and Facilities Management business provides integrated planning and O&M services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction and maintaining public safety services including police, fire and emergency services. Our customers include the DOE, the National Aeronautics and Space Administration, the U.S. Army and the U.S. Navy.
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
     Commercial, State and Local Markets. Our core services to these markets include environmental consulting, engineering, construction management and O&M services to private-sector and state and local government customers. Full service environmental capabilities include site selection, permitting, design-build, operation, decontamination, demolition, remediation and redevelopment. We provide complete life cycle solid waste management services with capabilities that range from site investigation through landfill design and construction to post-closure O&M or site redevelopment. We also provide sustainability services on a national basis. We assist commercial clients in defining what sustainability means to them and in designing and developing operational concepts to integrate sustainability into their businesses.
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
     Transportation and General Infrastructure. We believe opportunities for our infrastructure-related services will continue with our state and local clients, stimulated by the need for restoration of aging transportation, water, wastewater and other infrastructure systems. By leveraging our capabilities across several business segments, we believe that we can participate in large scale and localized infrastructure projects by partnering with government agencies and with private entities for design and build services to meet our clients’ needs arising from aging infrastructure, congestion and expansion requirements.
     Ports and Marine Facilities. We continue to pursue opportunities in maritime engineering and design services, including navigation, sediment management, port and waterway development, coastal engineering, environmental services, shoreline protection and marine security capabilities. Our portfolio includes capabilities for services to government and commercial port and marine facility clients offering a full range of infrastructure planning services, design, engineering and project management services to our domestic and international maritime clients.
E&C Segment
     Our E&C segment provides a range of project related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries. Volatility to our business is possible in the short-medium term as a result of the global economic downturn. To the extent our clients markets are impacted by the current economic conditions, we could expect a negative impact on E&C’s services. In the long-term as the global economy recovers, we expect expenditures by major oil and petrochemical customers to continue.
     Chemicals. During fiscal year 2008, demand in the chemical industry remained strong, fueled by the growth in the economies of China and India, as well as the rising standard of living in other developing economies. In the medium-term, we expect the number of new petrochemical projects to flatten as the global economy continues to slow. Internationally, we expect delays to the implementation of projects as pressure increases on the global financial markets. We expect Middle Eastern customers to focus on long-term capacity plans and investments as long-term fundamentals appear to remain solid. Middle Eastern projects, which are still in planning phases, may benefit from decreasing commodity prices and low cost feedstock. In Asia, we believe the demand for chemicals will remain robust, and investment by domestic and international firms is expected to remain high, particularly in the Chinese chemical industry
     We expect that major oil and petrochemical companies will integrate refining and petrochemical facilities in order to improve profits, providing additional opportunities for us. In petrochemicals, we have extensive expertise in the construction of ethylene plants, which convert gas and/or liquid hydrocarbon feedstock into ethylene, and derivative facilities, which provide the source of many higher value chemical products, including packaging, pipe, polyester, antifreeze, electronics, tires and tubes. We also perform services related to gas processing including propane dehydrogenation facilities, gas treatment facilities and liquefied natural gas plants.
     Refining. We believe that refiners are searching for new products that can be produced from petroleum and are considering integration of those products into petrochemical facilities. We believe the demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier and traditionally less expensive crude oils and to produce a greater number of products. Over the last 2 years the refining sector has experienced considerable investment, mainly in the Middle East and Asia. In 2009 we expect refining expenditures to continue at a stable pace in the Middle East. We believe refinery capacity constraints and the demand stimulated by clean fuels and clean air legislation are contributing to increasing opportunities, primarily in the U.S and also the Middle East. In Europe, we expect diesel demand to drive investment, and in addition, we believe conversion processes such as deep catalytic cracking (DCC) and catalytic pyrolysis process will increase due to the trend for refinery and petrochemical integration. While the refining process is largely a commodity activity, refinery configuration depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs.
     Fluid catalytic cracking (FCC) remains a key refining technology. We have an exclusive agreement with an international customer to license a key FCC-derived technology called DCC that encourages the refiner’s entry into the petrochemical arena. We believe this technology is emerging because of its ability to produce propylene, a base chemical that is in short supply and for which demand is growing faster than that of ethylene.
     Ethylene. Ethylene is an olefin, which is used as a building block for other petrochemicals and polymers. It is produced by the steam cracking of hydrocarbon feedstocks. Ethylene is used in the manufacture of polymers such as polyethylene, polyester, polyvinyl chloride and polystyrene. Ethylene represents one of our core technologies. It is possible that global economic slowdown and financial turbulence, coupled with the surplus ethylene supply in 2009, could result in ethylene projects being delayed. Despite the anticipated slowing of further investment, we believe additional projects are being slated in the Middle East, where project financing is not as likely to impact the implementation of grassroots facilities. Further, we expect owners to focus on the maximizing the productivity of existing assets which could increase the number of debottlenecking and revamp projects. We believe that these projects will provide additional opportunities for us.
     We believe ethylene production from petroleum derived naphtha is declining due to the availability of alternative low-cost ethane feedstock in the Middle East. This change impacts the economic viability of gas feed steam crackers in North America where the natural gas prices are more volatile as a result of commodity market trading conditions. We expect new facilities to favor primarily gas feed crackers based ethane extracted from natural gas. We estimate our market share to be approximately 35% of the market during the last 15 years. We are aware of only four ethylene technology licensor competitors and are well positioned to compete for new opportunities in this market.

Maintenance Segment
     Our Maintenance segment is a market leader, providing a full range of integrated asset life cycle capabilities that compliment our power and process industrial EPC services. We provide clients with reliability engineering, plant engineering, turnaround maintenance, refueling outage maintenance, routine maintenance, modifications, capital construction, off-site modularization, offshore fabrication, support and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial facilities, as well as offer predictive and preventative maintenance. We offer comprehensive services to clients in combinations that increase capacity, reduce expenditures and optimize cost, ensuring the highest return on critical production assets within their facilities. Maintenance segment services are provided at client work sites located primarily in North America.
     Nuclear Plant Maintenance and Modifications. There are currently 104 operating nuclear reactors in the U.S. requiring engineering, maintenance, and modification services to support operations, plant refueling outages, extend life/license, upgrade materials, increase capacity uprates and improve performance. We provide system-wide maintenance and modification services to 36 of the 104 operating domestic nuclear reactors. We concentrate on complicated, non-commodity projects in which our historical expertise and project management skills add value.
     In addition to supporting operations and improving performance at existing commercial nuclear power plants, we believe we can further expand in plant restarts, uprate-related modifications and new plant construction. We also believe we can expand our in-plant support services.
     Fossil Plant Maintenance and Modifications. We provide fossil plant maintenance services for energy generation facilities in North America. Our expertise, developed in the nuclear industry through our refueling outages and construction planning/execution, is valuable and recognized in the fossil power sector. Opportunities exist to expand this market as energy demand continues to increase and customers seek longer run times, higher reliability and outage performance.
     Chemical Plant/Refinery Maintenance and Capital Construction. We have a continuous presence in approximately 90 U.S. field locations serving alternative energy, petrochemicals, specialty chemicals, oil and gas, manufacturing and refining markets. We believe that specialty chemicals, clean fuel programs and refining markets provide us with the best long-term growth opportunities. Expansion of these markets has been enhanced by governmental regulations supporting cleaner burning fuels and impending infrastructure and stimulus programs. Our Maintenance segment also includes a capital construction component serving existing chemicals and petrochemicals clients, which includes an array of grassroots green-field projects. Our construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.
     In addition to our varied spectrum of maintenance and construction work, we continue executing a strong resume of substantial rebuild projects. We successfully mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes. Our successful project completions include major petrochemicals, nuclear power, natural gas processing and refining facilities in the Gulf Coast region.
F&M Segment
     Our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries. Typically, we contemporaneously invoice our clients when we purchase materials for our pipe, steel and modular fabrication contracts. Our invoices generally do not include extended payment terms nor do we offer significant rights of return. These contracts typically represent the majority of the business volume of our F&M segment. We maintain limited amounts of stock inventory primarily relating to our manufacturing and distribution businesses.
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

     We provide fabrication of complex piping systems from raw materials, including carbon and stainless steel and other alloys, such as nickel, titanium and aluminum. We fabricate pipe by cutting it to specified lengths, welding fittings on the pipe and bending the pipe to precise customer specifications. We currently operate pipe fabrication facilities in Louisiana, Arkansas, Oklahoma, South Carolina, Utah, Mexico and Venezuela and through a joint venture in Bahrain. Our South Carolina facility is authorized to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers certification.
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
     Manufacturing and Distribution. We operate manufacturing facilities in Louisiana and New Jersey where products are ultimately sold to operating plants, engineering and construction firms as well as to our other business segments. Manufacturing our own pipe fittings and maintaining inventories of fittings and pipe enables us to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total costs. We operate distribution centers in Louisiana, Oklahoma, Texas, Georgia and New Jersey that distribute our products and products manufactured by third parties.
     Module Fabrication Facility. We are in the process of constructing a major fabrication facility in Lake Charles, Louisiana that is expected to supply major equipment assemblies to be used primarily in the construction of AP1000 nuclear power plants.
Investment in Westinghouse Segment
     Our Investment in Westinghouse segment includes our Westinghouse Equity, which we acquired on October 16, 2006 (the first quarter of our fiscal year 2007) from Toshiba. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants to help keep nuclear power plants operating safely and competitively worldwide. We believe that Westinghouse products and services are being utilized in over 60 of the 104 operating domestic nuclear reactors and approximately 50% of the reactors operating internationally. We are aware of plans for at least 31 new domestic reactors, with the Westinghouse advanced passive AP1000 design being considered for at least 14 of them. Internationally, Westinghouse technology is currently being used for six reactors being constructed in South Korea and four reactors in China and is being considered for numerous new reactors in multiple countries.
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
Corporate Segment
     Our Corporate segment includes our corporate management and expenses associated with managing our company as a whole. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses, which are not allocated to other segments. Our Corporate segment’s assets primarily include cash and cash equivalents held by the corporate entities, property and equipment related to our corporate facility and certain information technology costs.
Comments Regarding Future Operations
     Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the impact of future acquisitions. In addition, the financial crisis that adversely impacted U.S. equity markets throughout 2008 and 2009, weighed heavily on the share prices of many engineering and construction companies, including ours. It is uncertain what impact these reduced share prices may have on the engineering and construction industry and us. At the time of this filing, it is uncertain what impact the financial/credit crisis may have on our business. Nevertheless, we remain optimistic about our long-term growth opportunities as we are focused on expanding our position in the growing power markets where investments by regulated electric utilities tend to be based on electricity demand forecasts covering decades into the future.
Overview of Results and Outlook
     Our financial results for the quarter ended February 28, 2009 were mixed with our E&C and E&I segments generating significant operating income while our Fossil & Nuclear segment suffered an operating loss due primarily to a $73.9 million pre-tax charge related to an increase in the projected construction labor cost in the estimated cost to complete on an EPC contract for a coal fired power project. Our F&M segment continued to perform well and delivered solid earnings while our Maintenance segment suffered a loss due primarily to a $3.9 million pre-tax charge from a settlement related to a domestic power project. The quarter also included a $30.9 million non-cash foreign exchange translation gain related to the limited recourse Japanese Yen-denominated debt associated with our investment in Westinghouse. The non-cash foreign exchange translation gain resulted from the yen’s depreciation against the dollar during the quarter thereby decreasing the dollar equivalent of this Yen-denominated debt.
     Our E&C segment’s results were driven primarily by good execution of existing higher margin engineering projects and from a $2.7 million gain associated with the curtailment of a foreign pension plan. We expect to continue working off the existing projects over the next two quarters, however, we expect the volume and thus the quarterly profits to decline from the level generated during the first half of our fiscal year.
     Our E&I segment’s operating income was driven by strong operating performances from our federal market primarily resulting from a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana, our MOX project for the DOE in South Carolina and our federal environmental remediation and consulting services.
     Our Fossil & Nuclear segment suffered a decline in revenue and an operating loss for the quarter. The operating loss was due primarily to the impact of a $73.9 million increase in the projected construction labor cost in the estimated costs to complete an EPC contract for a coal fired power project. Substantially all of these costs are forecast to be incurred in the future.
     Our F&M segment continued to perform well and generated strong earnings but experienced a decrease in gross profit and operating income from the previous quarter. The decrease in F&M’s gross profit and operating income were the result of changes in the mix of contracts currently being executed as well as a decline in pricing in the in the domestic markets we serve from what we believe are attributable to declines in competitors’ workloads.
     Our Maintenance segment experienced a decline in revenue from the prior year as well an operating loss for the quarter. The revenue reduction was due primarily to a reduction in the number of capital construction projects. The operating loss was due primarily to $3.9 million in credits granted to a client resulting from a settlement of a dispute relating to a major domestic power project completed during the quarter as well as from lower volume of work in this segment.
     During the quarter, we generated $112.7 million in operating cash flow. The increase in our cash flow was due primarily to earnings generated during the quarter prior to recording the forecasted increase in costs to complete the coal power project noted in the Fossil & Nuclear segment above as well as from the receipt of a $29.1 million dividend from our investment in Westinghouse.

     We forecast our results for fiscal year 2009 to be largely dependent on the successful execution of the contracts already in backlog and are less dependent on new bookings. The three EPC contracts for the AP1000 nuclear power plants currently in the early phases of execution have all received state regulatory approvals. We have included in our backlog at February 28, 2009 the two nuclear power units located in Florida and a portion of our nuclear EPC contract in South Carolina. Subsequent to our fiscal quarter end, we received full notice to proceed for the two nuclear power units located in Georgia. These nuclear contracts are forecast to begin having a more significant impact on our revenues during our fiscal year 2010 and beyond.
     The current global economic conditions and the reduced availability of credit pose risks to our businesses as clients may defer or cancel capital intensive energy and industrial projects. We believe our strong backlog and our focus on working for high quality credit clients such as regulated electric utilities, the U.S. government, and national and international oil companies should help to mitigate this risk although we can provide no assurance in this regard. To the extent our clients’ ability to access the debt and equity markets are substantially constrained, their ability to finance project development would be adversely affected, which, in turn, could have a material adverse affect on our results of operations. In addition, our growing nuclear project portfolio will require us to make commitments to third party vendors or suppliers significantly greater than has been typical of our other projects to date. Any delays or failure to receive reimbursement for such commitments could materially adversely affect our business.  We are positioning ourselves to take advantage of additional work that may become available from the recently enacted U.S. Government stimulus bill but we are unable to predict how, when or to what extent they may impact our operating results. For additional information about the risks and uncertainties that could impact our business, please see Part I, Item 1A — Risk Factors and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 2008 Form 10-K.
Consolidated Results of Operations
Consolidated Revenues:

(dollars in millions)	February 28, 2009	February 29, 2008	$ Change	% Change
		(Restated)
Three months ended	$1,667.5	$1,644.6	$22.9	1.4%
Six months ended	$3,568.0	$3,356.7	$211.3	6.3%
     The increase in consolidated revenues during the three and six months ended February 28, 2009 compared to the prior fiscal year was due primarily to record revenue in our E&C segment. Our E&C segment experienced increased revenues during the quarter due to high demand for petrochemicals and refined products. Our E&I segment experienced increased revenues due to higher volumes of U.S. Federal Government work primarily a result of our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana.
Consolidated Gross Profit:

(dollars in millions)	February 28, 2009	February 29, 2008	$ Change	% Change
		(Restated)
Three months ended	$102.4	$123.9	$(21.5)	(17.4)%
Six months ended	$290.5	$258.9	$31.6	12.2%
     The decrease in our consolidated gross profit for the three months ended February 28, 2009 compared to February 29, 2008 was due primarily to the $73.9 million increase in the forecasted estimated cost at completion on a coal power project. Offsetting this were increases in gross profits for our E&I and E&C segments resulting from increases in the volumes and margins in those segments. Included in E&C revenues were customer furnished materials of $99.6 million and $202.8 million for the three months and six months ended February 28, 2009, respectively, and $109.0 million and $243.4 million for the three and six months ended February 29, 2008, respectively, for which we recognize no gross profit.
     See Segment Results of Operation for additional information describing the performance of each of our reportable segments.

Consolidated General & Administrative Expenses (G&A):

(dollars in millions)	February 28, 2009	February 29, 2008	$ Change	% Change
		(Restated)
Three months ended	$70.4	$71.7	$(1.3)	(1.8)%
Six months ended	$143.5	$140.6	$2.9	2.1%
     Consolidated general and administrative expenses remained relatively flat for the three and six months ended February 28, 2009 as compared to the same periods in the prior fiscal year. During 2009, we have increased the number of permanent staff and have correspondingly reduced the number of external consultants as compared to 2008. Areas that contributed to the increase in the year-to-date general and administrative expenses are primarily associated with non-income related taxes. We expect our quarterly G&A to increase for the remainder of the fiscal year due to anticipated additional costs resulting from increased sales proposal costs.
Consolidated Interest Expense:

(dollars in millions)	February 28, 2009	February 29, 2008	$ Change	% Change
		(Restated)
Three months ended	$12.0	$12.1	$(0.1)	(0.8)%
Six months ended	$23.6	$23.1	$0.5	2.2%
     Consolidated interest expense for the three and six months ended February 28, 2009 was comparable to the same periods in the prior fiscal year and consists primarily of interest on our Yen-denominated bonds associated with our investment in Westinghouse.
Consolidated Income Taxes:

(dollars in millions)	February 28, 2009	February 29, 2008	$ Change	% Change
		(Restated)
Three months ended	$22.7	$3.9	$18.8	482.1%
Six months ended	$—	$6.1	$(6.1)	(100.0)%
     Our consolidated tax rate, based on income before income taxes, minority interest and earnings from unconsolidated entities, for the three and six months ended February 28, 2009, was a provision of 41% and a benefit of 1%, respectively. In comparison, our consolidated tax rate for the three and six months ended February 29, 2008 was a provision of 30% and 36%, respectively. We treat unrealized foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. For the three months ended February 28, 2009, we recorded other discrete items totaling $3.2 million, primarily as a provision for uncertain tax positions.  The six months ended February 28, 2009 includes net discrete items of $5.6 million relating to provisions for uncertain tax positions as well as a benefit for the retroactive effect of the renewal of the Work Opportunity Tax Credit. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, decreases in certain non-deductible expenses and an increase in the provision for uncertain taxes.  We expect our fiscal 2009 annual effective tax rate, excluding discrete items, to be approximately 38%.
Consolidated Earnings (Losses) from Unconsolidated Entities, net of income taxes:

(dollars in millions)	February 28, 2009	February 29, 2008	$ Change	% Change
Three months ended	$5.9	$1.5	$4.4	293.3%
Six months ended	$7.3	$7.3	$—	—%
      The increase in earnings from unconsolidated entities for the three months ended February 28, 2009, as compared to the same period in the prior fiscal year, was primarily due to a $5.7 million gain related to foreign tax credits associated with the dividend we received from our Investment in Westinghouse. For the six months ended February 28, 2009, earnings from unconsolidated entities was comparable to the same period in the prior year. In the first quarter of fiscal year 2008, we recorded a $2.3 million gain on the sale of one of our investments in military housing privatization. Our earnings from our Westinghouse Equity were $5.5 million and $7.0 million, net of tax, for the three and six months ended February 28, 2009, respectively, as compared to $2.1 million and $7.0 million, net of tax, respectively, for the same periods in the previous fiscal year.

Consolidated Net Income (Loss):

(dollars in millions)	February 28, 2009	February 29, 2008	$ Change	% Change
		(Restated)
Three months ended	$36.3	$4.0	$32.3	807.5%
Six months ended	$(3.6)	$6.2	$(9.8)	(158.1)%
     The increase in consolidated net income for the three months ended February 28, 2009, as compared to February 29, 2008, was due primarily to increased profitability and volume in our E&I and E&C segments. The loss in the six months ended February 28, 2009 was due primarily to a non-cash foreign exchange translation loss of $130.3 million resulting from the limited recourse Japanese Yen-denominated debt associated with our Westinghouse Equity.

NM — Not Meaningful.
Segment Results of Operations
     The following comments and tables compare selected summary financial information related to our segments for the three and six months ended February 28, 2009 and February 29, 2008 (dollars in millions).

	Three Months Ended
	2009	2008	$ Change	% Change
		(Restated)
Revenues:
Fossil & Nuclear	$552.0	$639.1	$(87.1)	(13.6)%
E&I	449.9	344.4	105.5	30.6
E&C	331.2	273.5	57.7	21.1
Maintenance	172.7	244.8	(72.1)	(29.5)
F&M	161.2	142.1	19.1	13.4
Corporate	0.5	0.7	(0.2)	NM

Total revenues	$1,667.5	$1,644.6	$22.9	1.4%

Gross profit:
Fossil & Nuclear	$(31.1)	$34.3	$(65.4)	(190.7)%
E&I	40.3	23.5	16.8	71.5
E&C	60.6	15.6	45.0	288.5
Maintenance	(1.5)	11.8	(13.3)	(112.7)
F&M	33.7	37.7	(4.0)	(10.6)
Corporate	0.4	1.0	(0.6)	NM

Total gross profit	$102.4	$123.9	$(21.5)	(17.4)%

Gross profit percentage:
Fossil & Nuclear	(5.6)%	5.4%
E&I	9.0	6.8
E&C	18.3	5.7
Maintenance	(0.9)	4.8
F&M	20.9	26.5
Corporate	NM	NM
Total gross profit percentage	6.1%	7.5%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$(45.7)	$24.1	$(69.8)	(289.6)%
E&I	25.1	5.4	19.7	364.8
E&C	53.1	11.7	41.4	353.8
Maintenance	(4.1)	9.2	(13.3)	(144.6)

	Three Months Ended
	2009	2008	$ Change	% Change
		(Restated)
F&M	26.1	32.0	(5.9)	(18.4)
Investment in Westinghouse	20.0	(50.4)	70.4	139.7
Corporate items and eliminations	(19.1)	(18.8)	(0.3)	1.6

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$55.4	$13.2	$42.2	319.7%

NM — Not Meaningful.

	Six Months Ended
	2009	2008	$ Change	% Change
		(Restated)
Revenues:
Fossil & Nuclear	$1,228.6	$1,237.7	$(9.1)	(0.7)%
E&I	851.3	734.3	117.0	15.9
E&C	653.0	569.6	83.4	14.6
Maintenance	506.8	535.1	(28.3)	(5.3)
F&M	325.9	278.6	47.3	17.0
Corporate	2.4	1.4	1.0	NM

Total revenues	$3,568.0	$3,356.7	$211.3	6.3%

Gross profit:
Fossil & Nuclear	$20.7	$77.2	$(56.5)	(73.2)%
E&I	74.8	48.6	26.2	53.9
E&C	113.1	32.0	81.1	253.4
Maintenance	10.2	26.6	(16.4)	(61.7)
F&M	69.3	72.8	(3.5)	(4.8)
Corporate	2.4	1.7	0.7	NM

Total gross profit	$290.5	$258.9	$31.6	12.2%

Gross profit percentage:
Fossil & Nuclear	1.7%	6.2%
E&I	8.8	6.6
E&C	17.3	5.6
Maintenance	2.0	5.0
F&M	21.3	26.1
Corporate	NM	NM
Total gross profit percentage	8.1%	7.7%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil & Nuclear	$(9.8)	$57.3	$(67.1)	(117.1)%
E&I	43.7	15.2	28.5	187.5
E&C	94.9	20.3	74.6	367.5
Maintenance	4.3	20.5	(16.2)	(79.0)
F&M	56.4	59.2	(2.8)	(4.7)
Investment in Westinghouse	(151.1)	(116.6)	(34.5)	29.6
Corporate items and eliminations	(41.1)	(39.1)	(2.0)	5.1

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$(2.7)	$16.8	$(19.5)	(116.1)%

NM — Not Meaningful
     The following table presents our revenues by geographic region generally based on the site location of the project for the three and six months ended February 28, 2009 and February 29, 2008.

	Three Months Ended				Six Months Ended
	2009		2008		2009		2008
			(Restated)				(Restated)
	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,290.3	78%	$1,318.0	80%	$2,815.4	80%	$2,661.8	79%
Asia/Pacific Rim	193.7	12	117.8	7	398.5	11	198.9	6
Middle East	122.4	7	162.5	10	229.5	6	358.4	11
Canada	6.4	—	4.1	—	12.3	—	8.5	—
Europe	31.9	2	28.1	2	67.1	2	96.0	3
South America and Mexico	15.0	1	7.1	1	31.6	1	16.4	—
Other	7.8	—	7.0	—	13.6	—	16.7	1

Total revenues	$1,667.5	100%	$1,644.6	100%	$3,568.0	100%	$3,356.7	100%

Business Segment Analysis
Fossil & Nuclear Segment
     Our Fossil & Nuclear segment continues to address demand for our services in the areas of air quality control and new coal fired power generation facilities primarily for regulated electric power utilities located in the United States and selected international markets. Additionally, we are performing engineering and site development activities for six new nuclear power reactors in the United States for which we have signed EPC contracts and have included a portion of the work in our current backlog. Our international work in the Fossil & Nuclear segment has also increased due to a major engineering services project in support of four new nuclear reactors in China.
Revenues (2nd Quarter)
     The Fossil & Nuclear segment’s revenues decreased $87.1 million, or 13.6%, to $552.0 million for the three months ended February 28, 2009 from $639.1 million in the same period in the prior fiscal year. This decrease was due primarily to an increase in the forecast estimated cost at completion on a coal fired power plant of $73.9 million resulting in a $36.5 million reduction in revenues for the period as well as a reduction of work on air quality control systems as several FGD projects reached substantial completion. These decreases were partially offset by progress on projects for new plant construction on coal and gas-fired units in the U.S. as well as work on nuclear AP1000 units both domestically and in China.
Gross profit (loss) and gross profit (loss) percentage (2nd Quarter)
     Gross profit decreased $65.4 million, or 190.7%, to $(31.1) million for the three months ended February 28, 2009 from $34.3 million in the same period in the prior fiscal year. Our gross profit percentage decreased to (5.6)% for the three months ended February 28, 2009 from 5.4% in the same period in the prior fiscal year. The decrease in our gross profit and gross profit percentage was primarily due to a $73.9 million increase in the forecast estimated cost at completion relating to an EPC contract for a coal fired power plant in the U.S. Substantially all of this change reflects costs forecast to be incurred in the future.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
     The decrease in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $69.8 million, or 289.6%, to $(45.7) million for the three months ended February 28, 2009 from $24.1 million in the same period in the prior fiscal year was primarily attributable to the decrease in gross profit described above along with an increase in general and administrative expenses related to the support of our backlog of work.
Revenues (Year to Date)
     The Fossil & Nuclear segment’s revenues decreased $9.1 million, or 0.7%, to $1,228.6 million for the six months ended February 28, 2009 from $1,237.7 million in the same period in the prior fiscal year. This decrease was primarily attributable to the $36.5 million decline in revenues resulting from the reduced estimated percent complete caused by the increase in the forecast estimated cost at completion on a coal fired power plant, and from a reduction in air quality control systems revenues as several FGD projects reached substantial completion. These reductions were partially offset by progress on early stage projects for new plant construction on coal and gas-fired units, and work on nuclear AP1000 units both domestically and in China.

Gross profit (loss) and gross profit (loss) percentage (Year to Date)
     Gross profit decreased $56.5 million, or 73.2%, to $20.7 million for the six months ended February 28, 2009 from $77.2 million in the same period in the prior fiscal year. Our gross profit percentage decreased to 1.7% for the six months ended February 28, 2009 from 6.2% in the same period in the prior fiscal year. The decrease in our gross profit and gross profit percentage was primarily due to the change in the forecasted estimated cost completion on the coal project noted above.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     The decrease in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $67.1 million, or 117.1%, to $(9.8) million for the six months ended February 28, 2009 from $57.3 million in the same period in the prior fiscal year was primarily attributable to the factors impacting gross profit as described above along with an increase in general and administrative expenses related to the support of our backlog of work.
Environmental & Infrastructure (E&I) Segment
     Our E&I segment’s revenues increased during the second quarter of fiscal year 2009 as compared to the same period in the prior year. Our federal services experienced significant growth in the second quarter of fiscal year 2009 due primarily to our work on a hurricane protection project for the U.S. Army Corps of Engineers in southeast Louisiana. While our commercial services related to consulting and engineering experienced increased revenues, these increases were offset by a decline in our construction services for commercial clients.
     We expect fiscal year 2009 revenues to be higher than fiscal year 2008 revenues based on projections for work currently in backlog and anticipated new work opportunities that will be executed during fiscal year 2009. We are positioned in both our federal and commercial consulting, engineering and construction services to capture additional work that may become available from the recently enacted American Recovery and Reinvestment Act of 2009.
Revenues (2nd Quarter)
     The increase in E&I revenues of $105.5 million, or 30.6%, to $449.9 million for the three months ended February 28, 2009 from $344.4 million for the same period in the prior fiscal year, was primarily attributable to our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana and recovery and restoration services resulting from the September 2008 hurricanes. The increase in revenues was partially offset by decreased construction services to commercial customers and no activity in the current quarter for construction of military housing projects through military housing privatization joint ventures. We sold our interest in the housing privatization projects in the first quarter of fiscal year 2009.
Gross profit and gross profit percentage (2nd Quarter)
     E&I gross profit increased $16.8 million, or 71.5%, to $40.3 million for the three months ended February 28, 2009 from $23.5 million for the same period in the prior fiscal year. Gross profit percentage increased to 9.0% for the three months ended February 28, 2009 from 6.8% to for the same period in the prior fiscal year. The increase in gross profit was primarily attributable to our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana. The increase in gross profit and gross profit percentage was primarily due to recovery and restoration services for the September 2008 hurricanes along with a positive impact from higher utilization rates. The increase in gross profit and gross profit percentage was partially offset by lower gross profit and gross profit percentage earned in the current period on our consolidated joint ventures for the U.S. Department of Energy as compared to the same period of the prior fiscal year.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
     The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $19.7 million, or 364.8%, to $25.1 million for the three months ended February 28, 2009 from $5.4 million for the same period in the prior fiscal year, was primarily attributable to the factors impacting gross profit as well as a reduction in general and administrative expenses due to lower legal, business development and proposal costs.
Revenues (Year to Date)
     The increase in E&I revenues of $117.0 million, or 15.9%, to $851.3 million for the six months ended February 28, 2009 from $734.3 million for the same period in the prior fiscal year, was primarily attributable to the same items as described for the second quarter.
Gross profit and gross profit percentage (Year to Date)
     E&I gross profit increased $26.2 million, or 53.9%, to $74.8 million for the six months ended February 28, 2009 from $48.6 million for the same period in the prior fiscal year. Gross profit percentage increased to 8.8% for the six months ended February 28, 2009 from 6.6% for the same period in the prior fiscal year. The increase in gross profit was primarily attributable to our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana. The increase in gross profit and gross profit percentage was due primarily to recovery and restoration services for the September 2008 hurricanes along with a positive impact from higher utilization rates. In addition, a favorable variance in current year gross profit percentage resulted from recording no gross profit on revenues recorded in the same period in the prior fiscal year on the consolidated military housing privatization joint ventures. The increase in gross profit and gross profit percentage was partially offset by lower gross profit and gross profit percentage earned in the current period on our consolidated joint ventures for the U.S. Department of Energy as compared to the same period of the prior fiscal year.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $28.5 million, or 187.5%, to $43.7 million for the six months ended February 28, 2009 from $15.2 million for the same period in the prior fiscal year was primarily attributable to the factors impacting gross profit combined with a reduction in general and administrative expenses related to business development and proposal costs.
Energy & Chemical (E&C) Segment
     During the second quarter, our E&C segment continued its strong performance. E&C revenues were primarily derived from previously existing backlog. We continue pursuing significant opportunities, primarily in the Middle East and Asia, but due to current global economic uncertainties, we have experienced a decreased level of new bookings. As a result of current market conditions and lower than planned new bookings for the quarter, we expect to have a decline in gross profit and gross profit percentages in Q3 and Q4.
Revenues (2nd Quarter)
     For the three months ended February 28, 2009, E&C’s revenues increased $57.7 million, or 21.1%, to $331.2 million from $273.5 million for the same period in the prior fiscal year. Included in these revenues were customer furnished material and pass through revenues of $99.6 million and $109.0 million for the three months ended February 28, 2009 and February 29, 2008, respectively, for which we recognize no gross profit or loss. The increase in E&C’s revenue was primarily due to an increased number of projects for engineering services and procurement projects and increased activity on a major international petrochemical project.
Gross profit and gross profit percentage (2nd Quarter)
     E&C’s gross profit increased $45.0 million, or 288.5%, to $60.6 million for the three months ended February 28, 2009 from $15.6 million for the same period in the prior fiscal year. This increase was due primarily to an increase in number of engineering services projects currently being performed as compared to the same period in the prior year, increased margins on work currently being executed and higher gross profit in fiscal year 2009 associated with lower estimated costs at completion related to an excess accrual for foreign withholding taxes. Also, the prior fiscal year included a charge on a loss project of $7.3 million.

     Gross profit percentage increased to 18.3% during the three months ended February 28, 2009 from 5.7% for the same period in the prior fiscal year, primarily due to the higher gross profit margins in the second quarter of fiscal year 2009 compared to the same period in the prior fiscal year as a result of the items discussed above and lower project overhead as a percent of revenue.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
     E&C segment income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities increased $41.4 million, or 353.8%, to $53.1 million for the three months ended February 28, 2009 from $11.7 million for the same period in the prior fiscal year. In addition to the changes in gross profit discussed above, the factors contributing to the increase in E&C’s income before income taxes, minority interest and earnings (loss) from unconsolidated entities included lower G&A expenses offset by a decrease foreign currency gains from he previous year.
Revenues (Year to Date)
     For the six months ended February 28, 2009, the increase in E&C revenues was $83.4 million, or 14.6%, to $653.0 million in the six months ended February 28, 2009 from $569.6 million for the same period in the previous fiscal year. This increase was primarily attributable to an increased number of projects for engineering services and procurement projects and increased activity on a major international petrochemical project for the six month ended February 28, 2009 as compared to the same period in the previous fiscal year. Included in E&C’s revenue was $202.8 million and $243.3 million for the six months ended February 28, 2009 and 2008, respectively, of customer furnished materials.
Gross profit and gross profit percentage (Year to Date)
     For the six months ended February 28, 2009, E&C’s gross profit increased $81.1 million, or 253.4%, to $113.1 million from $32.0 million for the same period in the prior fiscal year. This increase was primarily due to an increase in number of engineering services projects currently being performed as compared to the same period in the prior year, increased margins on work currently being executed, and higher gross profit associated with to lower estimated costs at completion related to an excess accrual for foreign withholding taxes. The prior year’s results included a charge of $7.3 million related to a loss contract.
     Gross profit percentage increased to 17.3% during the six months ended February 28, 2009 from 5.6% for the same period in the prior fiscal year. The increase in gross profit percentage was primarily due to the increases noted above, lower customer furnished material revenue during fiscal year 2009 for which we recognize no gross profit or loss, and lower project overhead as a percent of total revenue.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     For the six month ended February 28, 2009, our E&C segment’s income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities increased $74.6 million, or 367.5%, to $94.9 million from $20.3 for the same period in the prior fiscal year due to the increases discussed above, lower G&A expenses offset by higher gains related to foreign currency transaction in the prior year.
Maintenance Segment
     Our Maintenance segment experienced decreased activity during the second quarter of our fiscal year 2009 as compared to the same period of fiscal year 2008 driven primarily by a lower volume of work in our capital construction business.
     In addition, during the second quarter of fiscal year 2009 we reached a settlement with an owner over disputes on a major domestic power project and recorded a pre-tax loss of $3.9 million associated with this project during the period.
Revenues (2nd Quarter)
     The decrease in Maintenance revenues of $72.1 million, or 29.5%, to $172.7 million for the three months ended February 28, 2009 from $244.8 million for the same period in the prior fiscal year was primarily attributable to a decrease in the volume of nuclear maintenance work performed as well as a decline in the revenues of the capital construction business. The higher capital construction revenues of the second quarter of fiscal year 2008 were driven by a major construction project which reached substantial completion in the second half of that year.
Gross profit and gross profit percentage (2nd Quarter)
     Gross profit decreased $13.3 million, or 112.7%, to ($1.5) million for the three months ended February 28, 2009 from $11.8 million for the same period in the prior fiscal year. Gross profit percentage decreased to (0.9)% for the three months ended February 28, 2009 from 4.8% for the same period in the prior fiscal year. The decline in gross profit was primarily attributable to the settlement reached with the owner of a major domestic plant where we experienced execution issues associated with productivity and delays on the project that resulted in a pre-tax loss of $3.9 million during the three months ended February 28, 2009. Also contributing to the lower gross profit and gross profit percentage was the substantial completion of a major capital construction project in the second half of fiscal year 2008. This project contributed higher gross profit percentages during the second quarter of fiscal year 2008 in comparison to routine maintenance services that we traditionally provide.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $13.3 million, or 144.6%, to ($4.1) million for the three months ended February 28, 2009 from $9.2 million for the same period in the prior fiscal year primarily due to the changes in gross profit discussed above and slightly higher general and administrative expenses in the three months ended February 28, 2009 as compared to the same period in the prior fiscal year.
Revenues (Year to Date)
     The decrease in Maintenance revenues of $28.3 million, or 5.3%, to $506.8 million for the six months ended February 28, 2009 from $535.1 million for the same period in the prior fiscal year was primarily attributable to the decline in capital construction revenues. This decline was partially offset by increases in revenues from our power maintenance business. The power maintenance business experienced increased activity as we performed a higher volume of work driven by our customer’s schedule of nuclear refueling outages. Nuclear reactor units generally undergo a refueling outage every 18 to 24 months which impacts the timing of our level of activity for this type of work. The increase in this work took place in the first quarter of fiscal year 2009. Also offsetting this decline was an increase in the volume of work in our process maintenance business line.
Gross profit and gross profit percentage (Year to Date)
     Gross profit decreased $16.4 million, or 61.7%, to $10.2 million for the six months ended February 28, 2009 from $26.6 million for the same period in the prior fiscal year. Gross profit percentage decreased to 2.0% for the six months ended February 28, 2009 from 5.0% for the same period in the prior fiscal year. The decline in gross profit was primarily attributable to the settlement reached with the owner of a major domestic plant where we experienced execution issues associated with productivity and delays on a power project that resulted in a pre-tax loss of $3.9 million during the six months ended February 28, 2009. Also contributing to the negative gross profit and gross profit percentage was the substantial completion of a major capital construction project in the second half of fiscal year 2008. This project contributed higher gross profit percentages during the second quarter of fiscal year 2008 in comparison to routine maintenance services that we traditionally provide. Finally, the negative gross profit was also caused by an increase in estimated costs at completion due to the impacts of hurricanes and subcontractor issues on a capital construction project along the U.S. Gulf Coast.
     The above decreases in gross profit in fiscal year 2009 were offset somewhat by a settlement with an owner over project incentives on a major domestic power construction project.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $16.2 million, or 79.0%, to $4.3 million for the six months ended February 28, 2009 from $20.5 million for the same period in the prior fiscal year primarily due to the changes in gross profit discussed above and slightly higher general and administrative expenses in the first half of fiscal year 2009 as compared to the first half of fiscal year 2008.

Fabrication and Manufacturing (F&M) Segment
     Our F&M segment continues to experience global demand for our pipe and steel fabrication services as well as our manufacturing and distribution capabilities. Although current economic conditions did not play a significant factor in our performance for the three-months ended February 28, 2009, we believe certain of our customers will become more cautious and are examining future project commitments and timing for expenditures. We believe our new Mexico facility, which significantly increased their production during the three months ended February 28, 2009, offers us a competitive advantage.
     We continue building a fabrication facility in Lake Charles, Louisiana that will supply nuclear structural and equipment modules to be used primarily in the construction of the AP1000 nuclear power plants. Facility construction continues on schedule, and we anticipate the initiation of production in the first quarter of 2010. This facility has the potential to be a source of future growth for the F&M segment.
     We will strive to maintain our current volume levels throughout the remainder of our fiscal year 2009, however our customers are anticipating lower prices due to current economic conditions which will impact our gross profit margins in fiscal year 2010.
Revenues (2nd Quarter)
     F&M segment revenues increased $19.1 million, or 13.4%, to $161.2 million for the three months ended February 28, 2009 from $142.1 million for the same period in the prior fiscal year. This increase was primarily due to revenues of $7.7 million at our new Mexico facility which was not in operation during the prior comparative period. These increased revenues offset the effects due to delays in project starts for our joint venture in the Middle East.
Gross Profit and Gross Profit Percentage (2nd Quarter)
     F&M gross profit decreased $4.0 million, or 10.6%, to $33.7 million for the three months ended February 28, 2009 from $37.7 million for the same period in the prior fiscal year. Gross profit percentage decreased to 20.9% for the three months ended February 28, 2009 from 26.5% for the same period in the prior fiscal year. During the three months ended February 29, 2008, there were two factors that improved the margins that were not present during the three months ended February 28, 2009. First, our Middle East joint venture generally provides labor services on the customer furnished material, which substantially improves our gross profit percent. However, in 2009, a significant project in the Middle East for this joint venture was delayed and our overall gross profit was decreased $4.6 million. Secondly, start up costs for our Mexico facility negatively impacted our gross profit, however, we expect this impact to diminish as we increase our in-house capabilities.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (2nd Quarter)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $5.9 million, or 18.4%, to $26.1 million for the three months ended February 28, 2009 from $32.0 million for the same period in the prior fiscal year due to the changes in revenue and gross profit addressed above combined with added costs related to the addition of personnel at our new fabrication facility in Lake Charles, Louisiana.
Revenues (Year to Date)
     F&M segment revenues increased $47.3 million, or 17.0%, to $325.9 million for the six months ended February 28, 2009 from $278.6 million for the same period in the prior fiscal year. This increase was primarily due to revenues of $9.4 million at our new Mexico facility which was not in operation during the prior period. We also continued to increase revenues in our pipe fabrication and distribution lines primarily from the our refining and power generation customers.
Gross Profit and Gross Profit Percentage (Year to Date)
     F&M gross profit decreased $3.5 million, or 4.8%, to $69.3 million for the six months ended February 28, 2009 from $72.8 million for the same period in the prior fiscal year. Our gross profit percentage decreased to 21.3% for the six months ended February 28, 2009 from 26.1% for the same period in the prior fiscal year. Our gross profit and gross profit percentage were impacted by our

Mexico facility costs, one time rework expenses at one pipe fabrication facility, and a decline in gross profit for our Middle East joint venture as it experienced a delay for a significant project.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities declined $2.8 million, or 4.7%, to $56.4 million for the six months ended February 28, 2009 from $59.2 million for the same period in the prior fiscal year due to the changes in revenue and gross profit discussed above combined with the added costs related to the addition of personnel at our new fabrication facility in Lake Charles, Louisiana.
Investment in Westinghouse Segment
     Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and six months ended December 31, 2008 are reflected in our results of operations for the three and six months ended February 28, 2009.
     The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months and six months ended February 28, 2009 was $20.0 million and $(151.1) million, respectively, compared to $(50.5) million and $(116.7) million, respectively, in the three and six months ended February 29, 2008. Results for the three and six months ended February 28, 2009 and February 29, 2008 included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	2009	2008	2009	2008
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(10.9)	$(9.3)	$(20.7)	$(18.1)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	30.9	(40.5)	(130.3)	(97.7)
General and administrative expenses	—	(0.7)	(0.1)	(0.8)

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$20.0	$(50.5)	$(151.1)	$(116.6)

     Additionally, our net income (loss) for the three and six months ended February 28, 2009 includes income from our 20% interest in Westinghouse earnings of $5.5 million and $7.0 million, respectively, compared to net income of $2.1 million and $6.9 million for the three and six months ended February 29, 2008.
     We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our full 20% equity Investment in Westinghouse, we would recover approximately 97% of our investment that was originally made in JPY. The economic and liquidity impact of exchange rate changes on our Westinghouse Bonds would be partially offset if we exercised our Put Option because of the economic hedge relationship between the JPY proceeds we would receive from the exercise of the Put Option that would be used to settle the JPY-denominated Westinghouse Bonds. The net cash exposure between the two at February 28, 2009 approximates the equivalent of $43.6 million.
Corporate Segment
General and Administrative Expenses
     G&A decreased during the three and six months ended February 28, 2009 by $2.5 million, or 11.2% and $2.6 million, or 5.7%, respectively, as compared to the same periods in the prior fiscal year. This decrease was primarily due to higher professional fees and audit fees incurred in the first and second quarters of fiscal year 2008 resulting from the restatement of our prior year financials, lower costs associated with our corporate aircraft, and reductions in certain employee-related insurance costs, which were charged to our other segments. These cost reductions were partially offset by non-income related taxes, depreciation on new assets and higher labor and compensation costs. We allocate a portion of the corporate center overhead costs referred to above to our other segments. Some of these corporate center allocations are higher in the current year than in the prior year.
Related Party Transactions
     From time to time we perform work for related parties. See Part I, Item 1- Financial Statements, Note 14 for additional details relating to these activities.
Liquidity and Capital Resources
Liquidity
     At February 28, 2009, our cash and cash equivalents increased $70.3 million, or 8.6%, to $887.9 million from $817.6 million at November 30, 2008, and decreased from $927.8 million at August 31, 2008. Our cash and cash equivalent balances excludes $13.3 million of restricted and escrowed cash. In addition to our cash and cash equivalents, we had $296.5 million of revolving credit availability under our Facility at February 28, 2009.
     We generated cash from operating activities in all of our operating segments in the second quarter of fiscal year 2009 primarily due to the earnings and working capital movements on projects being executed in the segments as well as the receipt of a dividend from our investment in Westinghouse. We generated significant positive operating cash flows in the second quarter of fiscal year 2008 primarily from positive cash flows on projects in progress at that time or that are currently ongoing. As our revenues have grown, so have our requirements to issue letters of credit to our customers. To the extent markets for our EPC services continue to be strong, our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds and/or our ability to obtain more favorable terms from our customers reducing letter of credit and/or surety bond requirements on new work. Additionally, the increase in the usage of the Facility for performance letters of credit can reduce our available borrowing capacity. The current credit market conditions are likely to make arranging a new credit facility more difficult than in prior years and if available, will likely incur a higher cost. We can provide no assurance as to the terms on which such additional letter of credit capacity might be made available to us, if at all.
     On October 15, 2008, we received a $3.0 incremental commitment through the original maturity date of the Facility, which increased the amount effective under the Facility to $1.053 billion until April 25, 2010. On October 15, 2008, we also entered into Amendment No. 6 to the Facility to, among other things, extend the maturity from April 25, 2010 to April 25, 2011 for $829 million of the then existing commitments. We also retained our ability to seek additional commitments from lenders to increase the Facility up to a total capacity of $1.25 billion through April 25, 2011 subject only to the consent of lenders who actually issued letters of credit on our behalf. With Amendment No. 6, we also received consent to pledge up to $200.0 million of our unrestricted cash on hand to collateralize additional letters of credit, incremental to the letters of credit available under the Facility, provided that at the time we pledge such cash and immediately thereafter, we have at least $500.0 million in unrestricted cash on hand. The amended Facility retained other substantive terms that were applicable to the Facility prior to the effectiveness of Amendment No. 6.
     On December 30, 2008, we received a commitment from an existing lender to extend an additional $45.0 million until April 25, 2011. As a result of Amendment No. 6, the aggregate amount effective under the Facility remains at $1.053 billion until April 25, 2010 and reduces to $874.0 million during the period from April 26, 2010 to April 25, 2011.
     At February 28, 2009, we were in compliance with the financial covenants contained in the Facility.
     Excess cash is generally invested in one of two types of investment vehicles; either with money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 or similarly governed international funds and rated AAAm/Aaa by Standard & Poor’s and/or Moody’s Investors Service, respectively, or in interest and non-interest bearing deposit accounts with commercial banks rated A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively. We currently do not invest in securities having maturities greater than 120 days. However, in the future we may elect to change our investment profile to invest in securities with longer maturities and/or somewhat lower credit worthiness to enhance the return on our excess cash.

     Approximately $112 million of our cash at February 28, 2009 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.
     We expect to generate net positive operating cash flow during 2009 but not necessarily every quarter. We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to continue to reinvest a portion of our excess cash to support our business lines’ growth including, but not limited to, the investment in a new modular fabrication facility by our F&M segment that will supply equipment to new nuclear power plants, and to purchase certain equipment routinely used in our operations that we have historically leased. In March, 2009, we voluntarily elected to cash collateralize an outstanding performance letter of credit of approximately $56.4 million which was previously issued under our credit facility in support of our project execution activities. We may elect to expand the use of our excess cash to collateralize other outstanding letters of credit to save letter of credit fees and provide additional letter of credit capacity. Additionally, in March 2009, we made a voluntary cash contribution to our underfunded pension plan in the United Kingdom of approximately $11.5 million.
Other Revolving Lines of Credit
     In addition to our Facility, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions that are available for letters of credit and, to a lesser extent, working capital loans. See Note 7 — Long-Term Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements for additional information.
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
Commercial Commitments
     Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At February 28, 2009, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$834.2	$342.9	$317.1	$118.7	$55.5
Surety bonds	779.5	568.3	171.2	0.5	39.5

Total Commercial Commitments	$1,613.7	$911.2	$488.3	$119.2	$95.0

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to March 1, 2009

     Of the amount of outstanding letters of credit at February 28, 2009, $623.8 million were issued to customers in connection with contracts (performance letters of credit). Of the $623.8 million, five customers held $339.2 million or 54% of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project is $114.2
     At February 28, 2009 and August 31, 2008, we had total surety bonds of $779.5 million and $762.1 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at February 28, 2009 and August 31, 2008 was $267.9 million and $331.0 million, respectively.
     Fees related to these commercial commitments were $3.4 million and $7.4 million, for the three and six months ended February 28, 2009, respectively, compared to $3.8 million and $7.6 million for the three and six months ended February 29, 2008, respectively.
     See Note 7 — Long-term Debt and Revolving Lines of Credit to our consolidated financial statements in Item 1 of Part I of this report for a discussion of long-term debt, and Note 10 - Contingencies and Commitments to our consolidated financial statements in Item 1 of Part I of this report for a discussion of contingencies and commitments.
Critical Accounting Policies
     Item 7 of Part II of our 2008 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. The only significant change to our application of critical accounting policies and estimates is our adoption of SFAS 157 and SFAS 159 in our first quarter of this year.
Backlog of Unfilled Orders
     Backlog is based on legally binding agreements for projects that management believes are probable to proceed. Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Awards are evaluated by management on a project-by-project basis and are reported for each period shown based upon the nature of the underlying contract, commitment and other factors, which may include the economic, financial and regulatory viability of the project and a qualitative assessment of the likelihood of the contract proceeding.
     Our backlog is largely a reflection of the broader economic trends being experienced by our customers and is important to us in anticipating our operational needs. Our current backlog excludes a significant amount of domestic nuclear work expected to be performed under two of our three signed EPC contracts. While we have not identified significant delays in completing work in backlog, current economic conditions may cause us to experience such reductions or delays. In addition, current economic conditions may make it more difficult to add projects to our backlog going forward if, and to the extent, capital constraints negatively impact our customers’ planned capital expenditures. Backlog is not a measure defined in generally accepted accounting principles (GAAP), and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.
     Projects in backlog normally allow our customers to terminate the underlying agreement for convenience. Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. Should a contract be cancelled or if information becomes available prior to our filing of the Form 10-Q that results in management concluding the project is unlikely to proceed, we remove the contract from our backlog.
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

     Items not included in our backlog where clients have already selected us for expected future work include construction of five potential 800 MWe coal fired power units for two ultra-supercritical coal projects in the United Kingdom and the majority of the work on two EPC contracts for four new nuclear power units to be located in Georgia and South Carolina for which contracts have been awarded, but for which certain client authorizations had not been received as of February 28, 2009. Subsequent to our fiscal quarter end, we received full notice to proceed for the two nuclear power units located in Georgia.
     E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work. The unfunded backlog generally represents various government (Federal, state and local) project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on indications of future values provided by our customers, our experience with similar awards, similar customers and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our expected value, although a higher or lower percentage is used if it provides a more accurate estimate. The programs are monitored and estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract value in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 with the DOE extends beyond five years but has defined contract terms which make inclusion appropriate for this specific contract. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The amount of future actual awards may be more or less than our estimated revenues as addressed above.
     Maintenance Segment. We define our backlog in the Maintenance segment to include projects which are based on legally binding contracts from our clients and our pro rata share of unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project purchase order, or a specific indication of the amount of time or material we need to make available for a customer’s anticipated projects. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues. Our backlog for maintenance work is derived from maintenance contracts and our customers’ historic maintenance requirements, as well as our future cost estimates based on the customer’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.
     F&M Segment. We define our backlog in the F&M segment to include projects for which we have received a commitment from our clients inclusive of subcontracted orders received from affiliated Shaw companies. These commitments typically take the form of a written contract for a specific project, a purchase order or a specific indication of the amount of time or material we need to make available for clients’ anticipated projects.
     Our backlog was as follows:

	February 28, 2009		August 31, 2008
By Segment	(In Millions)%		(In Millions)%
Fossil & Nuclear	$10,322.8	54	$6,109.7	39
E&I	5,263.3	28	5,155.4	33
E&C	1,672.7	9	2,175.5	14
Maintenance	1,200.8	6	1,423.3	9
F&M	588.7	3	763.1	5

Total backlog	$19,048.3	100%	$15,627.0	100%

	February 28, 2009		August 31, 2008
By Industry	(In Millions)%		(In Millions)%
E&I	$5,263.3	28	$5,155.4	33
Power Generation	11,509.9	60	7,570.2	48
Chemical	2,132.0	11	2,751.9	18
Other	143.1	1	149.5	1

Total backlog	$19,048.3	100%	$15,627.0	100%

	February 28, 2009		August 31, 2008
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$16,895.4	89	$12,867.4	82
International	2,152.9	11	2,759.6	18

Total backlog	$19,048.3	100%	$15,627.0	100%

     Backlog for the Fossil & Nuclear segment at February 28, 2009 increased $4.2 billion as compared to August 31, 2008. Included in our backlog as of the fiscal quarter ending February 28, 2009 is our share of an EPC contract award for two AP1000 nuclear reactors in Florida. While backlog represents amounts we expect to recognize in revenues, full realization of this amount is subject to additional permitting and regulatory approvals. Also added to our backlog this period is the value associated with certain work authorizations on a previously awarded EPC contract for two AP1000 nuclear reactors in South Carolina, for which a key regulatory approval was obtained by our client during this period.
     While we have seen a slowing of new awards of coal-fired power plants in 2009 as compared to prior years, during the second quarter of this fiscal year, we were awarded a contract for early development services associated with a potential 1200 MW circulating fluidized-bed project in the United States.
     We have included additional scope growth due to increases to our existing signed contracts during the year. These new awards and additions were more than offset by the execution of existing projects during the fiscal year. In the first quarter of fiscal year 2009, we received notice of a suspension until the beginning of 2010 on the start date of the engineering and construction portion of a recent award for a 620 MW gas-fired power plant in North Carolina. This award remains in our backlog at February 28, 2009, as we expect this project to proceed as planned. Additionally, in April 2009, we received notification of a long-term suspension in the execution of a new coal fired power plant under construction in Louisiana. This project was removed from our backlog at February 28, 2009.
     As of February 28, 2009, two customers account for approximately $5.8 billion or 56.3% of backlog for the Fossil & Nuclear segment.
     Backlog for the E&I segment at February 28, 2009 increased $107.9 million compared to August 31, 2008. The increase in backlog is primarily attributable to increases in scope of work on our MOX project for the DOE and on the Inner Harbor Navigation Canal Hurricane Protection project for the USACE, and new DOD contract awards, supplemented by smaller awards from federal agencies, state and local government agencies and recurring work from commercial clients.
     At February 28, 2009, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I segment backlog, accounting for $4.9 billion or 93.0% of the backlog. Unfunded backlog related to federal government projects awarded for which funding has yet to be approved is $3.6 billion at February 28, 2009.
     Backlog for the E&C segment at February 28, 2009 decreased $502.8 million as compared to August 31, 2008 primarily as a result of a decline in the amount of customer furnished materials. Customer furnished materials do not have any associated gross profit or loss opportunities and the amounts included in backlog at February 28, 2009 and August 31, 2008, are $242.2 million and $444.3 million, respectively. At February 28, 2009, two customers account for approximately $1.2 billion or 70.8% of backlog for the E&C segment.
     Backlog for the Maintenance segment at February 28, 2009 decreased $222.5 million as compared to August 31, 2008. The decrease in backlog was due primarily to the completion of the first quarter work on the maintenance contracts that are awarded every three to five years. Under these multi-year awards, the entire amount of the work is included in backlog in year one and each succeeding year results in a decline in that amount until a new contract is awarded. At February 28, 2009, two customers account for approximately $691.0 million or 57.5% of the backlog for the Maintenance segment.
     Backlog for F&M segment at February 28, 2009 decreased $174.4 million as compared to November 30, 2008 due to a decline in new contract awards and the removal of work related to the long-term suspension in the execution of the new coal fired power plant under construction in Louisiana. The current economic climate has caused some of our customers to delay or cancel their anticipated capital expenditures which impacted our new awards. Underlying demand in the chemical, petrochemical, refining and coal fired power generation industries for our fabrication and distribution services has slowed but remains active.
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
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is collected and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at February 28, 2009 because of the material weaknesses discussed below.
Identification of Material Weaknesses
     As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at August 31, 2008 continued to exist at February 28, 2009:
(1) Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts
     We did not maintain effective control over our project reporting of EAC on EPC complex fixed-price contracts. Specifically, we identified the following control deficiencies at August 31, 2008, which continued to exist at February 28, 2009:
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
     These control deficiencies give rise to a reasonable possibility of a material misstatement in our financial reporting not being detected or prevented on a timely basis. This material weakness contributed to the restatement of our February 29, 2008 and May 31, 2008 interim financial statements included in our 2008 Form 10-K.
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
Remediation of Material Weaknesses in Process
     Our planned measures to remediate the material weaknesses identified above include:
1) Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts
     We are in the process of finalizing and issuing additional and revised policies and procedures including the related internal controls regarding the development, reporting and review of EACs on EPC complex fixed-price contracts. These policies and procedures include:
-	revised processes to facilitate improved reviews of EACs by the project team and by management,

-	minimum project reporting documentation requirements to facilitate effective management reviews of EACs,

-	increased transparency of significant EAC assumptions and changes in significant EAC assumptions in project reports, and

-	periodic written certification by key project personnel that the project EAC used to record project results in our financial statements at the end of each quarter are prepared in accordance with our EAC policies and procedures and that the EAC reasonably reflects the project team’s best EAC for the project.
     We have initiated training of our segment management and project personnel on our policies, procedures and internal controls. Training will be completed in our fiscal third quarter of 2009, and testing of our new controls will begin in our fiscal third quarter and continue into our fiscal fourth quarter of 2009.
(2) Accounting for Income Taxes
     Our new Vice President of Tax, along with our Vice President and Corporate Controller, are in the process of reviewing and enhancing our policies, procedures and internal controls related to the application of FAS 109. We have evaluated our need for additional experienced tax accounting professionals, and we added experienced tax accounting professionals in key management positions during our fiscal second quarter 2009. Our tax accounting personnel and other members of our accounting and tax departments attended FAS 109 training during the quarter. We will continue to engage external tax resources as necessary to assist us until the remedial measures can be designed, implemented and tested.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
     See Note 10 — Contingencies and Commitments of our consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.
ITEM 1A. — RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K, that could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2008 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.
Many of our clients’ activity levels and spending for our products and services and their ability to meet their payment commitments to us may be impacted by the current deterioration in the credit markets.
     Many of our clients finance their activities through the incurrence of debt or the issuance of equity. Recently, there has been a significant decline in the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of a reduction of cash flow resulting from declines in revenues, a reduction in borrowing bases under reserve based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and services. This reduction in spending could have a material adverse effect on our operations.
     In many instances during the course of a project, we commit and/or pay for products or expenses attributable to our clients with an understanding that such client will pay us per the terms of our commercial contract with them. Due to the deterioration of the credit markets, our clients may not be able to make such payments to us in a timely manner, or at all, in which case we could be forced to absorb these costs. This could have a material adverse effect on our operations.
If the United States were to change its support of nuclear power or revoke or limit the Department of Energy’s Loan Guarantee Program it could have a material adverse effect on our operations.
     The U.S. Government has been supportive of increased investment in nuclear power. However, if the U.S. Government were to change its policy or public acceptance of nuclear technology as a means of generating electricity were to decrease it could harm demand for nuclear power and also potentially increase the regulation of the nuclear power industry. Because several of our segments deal with nuclear power either directly or indirectly this could have a material adverse effect on our operations.
     Some of our customers may rely on the U.S. Department of Energy’s (DOE) Loan Guarantee Program under which the DOE issues loan guarantees to eligible projects that “avoid, reduce, or sequester air pollutants or anthropogenic emissions of greenhouse gases” and “employ new or significantly improved technologies as compared to technologies in service in the United States at the time the guarantee is issued.” If the current administration were to revoke or limit the DOE’s Loan Guarantee Program it could make obtaining funding more difficult to many of our clients which could inhibit their ability to take on new projects resulting in a negative impact on our operations.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On January 28, 2009, we held our 2009 Annual Meeting of Shareholders (Annual Meeting). The record date for the Annual Meeting was December 5, 2008, and, on the record date, there were 83,588,652 shares outstanding and entitled to vote at the Annual Meeting held by approximately 566 holders of record. Article III of our by-laws provides for the election of directors by a plurality of the votes cast. Therefore, the seven nominees receiving the highest number of affirmative votes of the shares present in person or represented by proxy at the Annual Meeting and entitled to vote were elected as members of our Board of Directors.
     The following matters were submitted to a vote of our security holders at the Annual Meeting, and the percentages below are based upon the 83,588,652 shares outstanding and entitled to vote on the record date.
(1) Election of seven members to our Board of Directors, each for a one-year term;

Director	Votes For	% of Outstanding	Withheld	% of Outstanding
J. M. Bernhard, Jr.	72,921,853	87.2	1,023,456	1.2
James F. Barker	41,075,626	49.1	32,869,683	39.3
Thos. E. Capps	41,449,694	49.6	32,495,615	38.9
Daniel A. Hoffler	48,247,449	57.7	25,697,860	30.7
David W. Hoyle	41,198,046	49.3	32,747,263	39.2
Michael J. Mancuso	41,227,584	49.3	32,717,725	39.1
Albert D. McAlister	49,872,353	59.7	24,072,956	28.8
(2) A proposal was passed by the required shareholder vote approving the adoption of our 2008 Omnibus Incentive Plan;

Votes For	% of Outstanding	Votes Against	% of Outstanding	Abstain	% of Outstanding
51,084,763	61.1	7,004,225	8.4	78,367	0.1
(3) A proposal was passed by the required shareholder vote ratifying the Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 31, 2009;

Votes For	% of Outstanding	Votes Against	% of Outstanding	Abstain	% of Outstanding
73,230,985	87.6	530,779	0.6	183,544	0.2
(4) A proposal was passed by the required shareholder vote regarding certain executive agreements described in the proxy statement;

Votes For	% of Outstanding	Votes Against	% of Outstanding	Abstain	% of Outstanding
38,815,127	46.4	19,200,784	23.0	151,443	0.2

ITEM 6. — EXHIBITS
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated at January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

*10.1	Amended and restated employment agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2008.	1-12227	10.1

10.2	Letter agreement dated as of December 30, 2008, among the Company, Merrill Lynch and BNP Paribus, as Agent	The Shaw Group Inc. Current Report on Form 8-K filed on January 6, 2009.	1-12227	10.1

*10.3	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and J. M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.1

*10.4	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.2

*10.5	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and David P. Barry	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.3

*10.6	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Ronald W. Oakley	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.4

*10.7	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Dirk J. Wild	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.5

†*10.8	The Shaw Group Inc. 2008 Omnibus Incentive Plan

†*10.9	The Shaw Group Inc. 2008 Omnibus Incentive Plan Incentive Stock Option Agreement Form of Agreement

†*10.10	The Shaw Group Deferred Compensation Plan

†*10.11	The Shaw Group Deferred Compensation Plan Form of Adoption

†*10.12	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and G. Patrick Thompson

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference
†*10.13	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and George P. Bevan

†*10.14	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Roy Montgomery Glover

†*10.15	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Dorsey Ron McCall

†*10.16	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Lou Pucher

†*10.17	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Clifton Scott Rankin

†*10.18	The Shaw Group Inc. 2008 Omnibus Incentive Plan Non-Qualified Stock Option Form of Agreement

†*10.19	The Shaw Group Inc. 2008 Omnibus Incentive Plan Restricted Stock Unit Award Agreement

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: April 8, 2009	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

THE SHAW GROUP INC.
EXHIBIT INDEX
     Exhibits not incorporated by reference to a prior filing, and which are filed herewith are designated by a cross (†); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. The exhibits with the asterisk symbol (*) are compensatory arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K,

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated at January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

*10.1	Amended and restated employment agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2008.	1-12227	10.1

10.2	Letter agreement dated as of December 30, 2008, among the Company, Merrill Lynch and BNP Paribus, as Agent	The Shaw Group Inc. Current Report on Form 8-K filed on January 6, 2009.	1-12227	10.1

*10.3	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and J. M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.1

*10.4	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.2

*10.5	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and David P. Barry	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.3

*10.6	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Ronald W. Oakley	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.4

*10.7	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Dirk J. Wild	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.5

†*10.8	The Shaw Group Inc. 2008 Omnibus Incentive Plan

†*10.9	The Shaw Group Inc. 2008 Omnibus Incentive Plan Incentive Stock Option Agreement Form of Agreement

†*10.10	The Shaw Group Deferred Compensation Plan

†*10.11	The Shaw Group Deferred Compensation Plan Form of Adoption

†*10.12	Amended and restated employment agreement dated as of

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference
December 31, 2008 by and between the Company and G. Patrick Thompson

†*10.13	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and George P. Bevan

†*10.14	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Roy Montgomery Glover

†*10.15	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Dorsey Ron McCall

†*10.16	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Lou Pucher

†*10.17	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Clifton Scott Rankin

†*10.18	The Shaw Group Inc. 2008 Omnibus Incentive Plan Non-Qualified Stock Option Form of Agreement

†*10.19	The Shaw Group Inc. 2008 Omnibus Incentive Plan Restricted Stock Unit Award Agreement

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.