Form 10-Q
period 2009-05-31
SHAW GROUP INC
filed 2009-07-10
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
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
Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐
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
Yes ☐  No ☑
The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, is as follows: common stock, no par value, 83,573,016 shares outstanding as of July 1, 2009.

EXPLANATORY NOTE
     The comparative prior fiscal period financial statements of The Shaw Group Inc., a Louisiana Corporation (Shaw, we, us and our), for the three and nine months ended May 31, 2008, included in this Quarterly Report on Form 10-Q (this Form 10-Q), reflect a restatement to correct certain accounting errors.
     As reported in our Current Report on Form 8-K dated October 30, 2008, in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended August 31, 2008 (2008 Form 10-K), we determined that the net income for the three and nine months ended May 31, 2008 should be reduced due primarily to an error on a fixed-price coal power project in our Fossil & Nuclear segment relating to the estimated cost at completion on that project. As a result, we restated the three and nine months ended May 31, 2008 and reflected this restatement in our 2008 Form 10-K. The restatement of the three and nine months ended May 31, 2008 is also reflected within this Form 10-Q. We did not amend any previously filed reports.
     See Notes 1 and 20 of our consolidated financial statements included in Part I, Item 1 — Financial Statements of this Form 10-Q for additional information.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2009 AND AUGUST 31, 2008
(In thousands, except share amounts)

	May 31,
	2009	August 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents	$1,150,338	$927,756
Restricted and escrowed cash	147,411	8,901
Accounts receivable, including retainage, net	832,567	665,870
Inventories	251,293	241,463
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	496,947	488,321
Deferred income taxes	231,843	93,823
Prepaid expenses	36,297	25,895
Investment in Westinghouse	950,281	—
Other current assets	43,774	37,099

Total current assets	4,140,751	2,489,128
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	20,914	19,535
Investment in Westinghouse	—	1,158,660
Property and equipment, less accumulated depreciation of $247,348 and $233,755, respectively	337,779	285,550
Goodwill	501,911	507,355
Intangible assets	21,686	24,065
Deferred income taxes	22,478	3,245
Other assets	87,932	99,740

Total assets	$5,133,451	$4,587,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$708,196	$731,074
Accrued salaries, wages and benefits	122,934	120,038
Other accrued liabilities	186,831	187,045
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,202,320	748,395
Japanese Yen-denominated bonds secured by Investment in Westinghouse, net	1,353,516	—
Interest rate swap contract on Japanese Yen-denominated bonds	26,249	—
Short-term debt and current maturities of long-term debt	7,857	6,004

Total current liabilities	3,607,903	1,792,556
Long-term debt, less current maturities	5,737	3,579
Japanese Yen-denominated bonds secured by Investment in Westinghouse	—	1,162,007
Interest rate swap contract on Japanese Yen-denominated bonds	—	8,802
Other liabilities	118,229	101,522
Minority interest	23,049	29,082
Contingencies and commitments (Note 10)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 89,283,195 and 89,195,901 shares issued, respectively; and 83,575,460 and 83,535,441 shares outstanding, respectively	1,228,908	1,204,914
Retained earnings	412,973	409,376
Accumulated other comprehensive loss	(147,287)	(9,609)
Treasury stock, 5,707,735 and 5,660,460 shares, respectively	(116,061)	(114,951)

Total shareholders’ equity	1,378,533	1,489,730

Total liabilities and shareholders’ equity	$5,133,451	$4,587,278

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND MAY 31, 2008
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues	$1,848,442	$1,813,064	$5,416,392	$5,169,785
Cost of revenues	1,685,457	1,640,168	4,962,956	4,737,925

Gross profit	162,985	172,896	453,436	431,860
General and administrative expenses	78,634	72,327	222,144	212,878

Operating income	84,351	100,569	231,292	218,982
Interest expense	(950)	(1,600)	(3,798)	(6,581)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(39,450)	(9,982)	(60,170)	(28,127)
Interest income	1,899	4,529	8,140	15,873
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(33,224)	(8,479)	(163,485)	(106,189)
Other foreign currency transaction gains, net	1,300	1,950	1,953	9,685
Other income (expense), net	347	1,245	(2,399)	1,344

Income before income taxes, minority interest and earnings from unconsolidated entities	14,273	88,232	11,533	104,987
Provision for income taxes	6,845	32,910	6,825	38,974

Income before minority interest and earnings from unconsolidated entities	7,428	55,322	4,708	66,013
Minority interest	(4,381)	(11,233)	(12,573)	(23,067)
Income from 20% Investment in Westinghouse, net of income taxes	4,342	5,822	11,340	12,698
Earnings from unconsolidated entities, net of income taxes	509	2,043	841	2,490

Net income	$7,898	$51,954	$4,316	$58,134

Net income per common share:
Basic	$0.09	$0.63	$0.05	$0.71

Diluted	$0.09	$0.62	$0.05	$0.69

Weighted average shares outstanding:
Basic	83,295	82,511	83,218	81,773
Diluted	84,647	84,253	84,225	84,013
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2009 AND MAY 31, 2008
(In thousands)

	2009	2008
		(Restated)
Cash flows from operating activities:
Net income	$4,316	$58,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,608	34,701
Provision for (benefit from) deferred income taxes	(68,853)	23,952
Stock-based compensation expense	24,661	15,248
(Earnings) from unconsolidated entities, net of taxes	(12,181)	(15,630)
Distributions from unconsolidated entities	28,894	14,764
Foreign currency transaction losses, net	161,532	96,506
Minority interest	12,574	23,067
Impairment of investments in unconsolidated entities	—	1,423
Impairment of goodwill and fixed assets	2,109	3,733
Amortization of original issue discount and deferred offering costs on Westinghouse Bonds	34,991	—
Other noncash items	(25,751)	(13,250)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) in receivables	(198,621)	(86,486)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(22,809)	(66,801)
(Increase) in inventories	(10,054)	(32,185)
(Increase) in other current assets	(4,962)	(5,343)
Increase (decrease) in accounts payable	(16,267)	59,681
Increase (decrease) in accrued liabilities	2,849	(54,304)
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	465,526	256,246
Net change in other assets and liabilities	27,034	22,898

Net cash provided by operating activities	445,596	336,354
Cash flows from investing activities:
Purchases of property and equipment	(95,341)	(92,351)
Proceeds from sale of businesses and assets, net of cash surrendered	25,120	19,941
Investments in, advances to and return of capital from unconsolidated entities and joint ventures	(3,670)	(1,625)
Change in restricted and escrowed cash, net	(138,119)	10,571

Net cash (used in) investing activities	(212,010)	(63,464)
Cash flows from financing activities:
Purchase of treasury stock	(1,109)	(9,323)
Repayment of debt, deferred financing costs and capital leases	(8,782)	(7,576)
Issuance of common stock	742	37,866
Excess tax benefits from exercise of stock options and vesting of restricted stock	77	39,471
Proceeds from revolving credit agreements	—	16,596
Repayments of revolving credit agreements	—	(16,832)

Net cash provided by (used in) financing activities	(9,072)	60,202
Effects of foreign exchange rate changes on cash	(1,932)	881

Net change in cash and cash equivalents	222,582	333,973
Cash and cash equivalents — beginning of year	927,756	341,359

Cash and cash equivalents — end of period	$1,150,338	$675,332

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — General Information
Principles of Consolidation and Presentation
     The unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), including interim reporting requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Financial information and disclosures normally included in financial statements prepared annually in accordance with United States (U.S.) Generally Accepted Accounting Principles (GAAP) have been condensed or omitted pursuant to these rules and regulations. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. Readers of these financial statements should, therefore, refer to the consolidated financial statements and the notes in our 2008 Form 10-K. In the opinion of management, all adjustments have been made (consisting of normal recurring adjustments) that are necessary to fairly present our financial position and our results of operations as of and for these periods.
     The unaudited consolidated financial statements include the accounts of Shaw and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIEs) of which we are the primary beneficiary, as defined therein. All significant intercompany balances and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting.
Restatement of Certain Fiscal Year 2008 Comparative Amounts
     As reported in our 2008 Form 10-K, our previously reported financial statements for the three and nine months ended May 31, 2008 were restated to adjust for certain items. The previously reported net income for the three and nine months ended May 31, 2008 was reduced by $2.0 million and $6.9 million, respectively. See Note 20 — Restatement of Prior Fiscal Year Quarterly Consolidated Statements for a discussion of the amounts and accounts that were restated.
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
Goodwill
     Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). The estimated fair value for our reporting units is calculated based on the average of the projected discounted cash flows and the estimated market value of each reporting unit as of the date we perform the impairment tests (implied fair value). We then compare the resulting estimated implied fair values, by reporting unit, to the respective book values, including goodwill. If the book value of a reporting unit exceeds its fair value, we measure the amount of the impairment loss by comparing the implied fair value (which is a reasonable estimate of the value of goodwill for the purpose of measuring an impairment loss) of the reporting unit’s goodwill to the carrying amount of that goodwill. To the extent that the carrying amount of a reporting unit’s goodwill exceeds its implied fair value, we recognize an impairment loss on the goodwill at that time. We evaluated the carrying value of our goodwill at March 1, 2009 and determined no impairment existed. For additional information, see Note 6 — Goodwill and Other Intangible Assets.
Recently Adopted Accounting Pronouncements
     On September 1, 2008, we adopted the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. Such assets and liabilities, which include our costs and estimated earnings in excess of billings on uncompleted contracts, advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts, deferred contract costs, property and equipment (net) and goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. For additional information, see Note 17 — Fair Value Measurements.

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
     On December 1, 2008, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 was intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives of using derivative instruments be disclosed in terms of underlying risk and accounting designation. The adoption of SFAS 161 did not have a material impact on our financial statements.
Reclassifications
     Certain fiscal year 2008 amounts have been reclassified to conform to the fiscal year 2009 presentation.
Note 2 — Restricted and Escrowed Cash
     At May 31, 2009 and August 31, 2008, we had restricted and escrowed cash of $147.4 million and $8.9 million, respectively. At May 31, 2009 and August 31, 2008, our restricted cash consisted of: $0.4 million and $0.7 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; $0.3 million and $1.0 million, respectively, related to insurance loss reserves; $136.8 million and $0.0 million, respectively, related to cash secured letters of credit; and $9.9 million and $7.2 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers or the securing of letters of credit.
     During the third quarter, we elected to pledge a portion of our cash to secure certain outstanding letters of credit issued in support of our project execution activities to avoid the corresponding bank fees. As of May 31, 2009, the cash pledged to secure letters of credit totaled approximately $136.8 million. These cash secured letters of credit were previously outstanding under our credit facility. We may elect to expand the use of our cash to secure other letters of credit to save fees and provide additional letter of credit capacity.
Note 3 — Accounts Receivable and Concentrations of Credit Risk
     Our accounts receivable, net, were as follows (in thousands):

	May 31, 2009	August 31, 2008
Trade accounts receivable, net	$690,756	$556,711
Unbilled accounts receivable	15,592	11,770
Retainage	126,219	97,389

Total accounts receivable, including retainage, net	$832,567	$665,870

     Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2008	$27,390
Provision	18,767
Write offs	(18,939)
Other	(2,113)

Ending balance, May 31, 2009	$25,105

     Included in our trade accounts receivable at May 31, 2009 and August 31, 2008 were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has raised issues with our invoiced amounts, and we are currently in litigation with the government entity. The amount we ultimately collect from this trade receivable could differ from amount noted above.
Concentration of Credit
     Amounts due from U.S. government agencies or entities were $90.0 million and $66.9 million at May 31, 2009 and August 31, 2008, respectively.

     Costs and estimated earnings in excess of billings on uncompleted contracts includes $169.5 million and $157.9 million at May 31, 2009 and August 31, 2008, respectively, related to U.S. Government agencies and related entities.
Note 4 — Inventories
     Major components of inventories were as follows (in thousands):

	May 31, 2009			August 31, 2008
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$14,340	$114,027	$128,367	$11,778	$129,716	$141,494
Work in process	3,210	30,039	33,249	3,831	20,242	24,073
Finished goods	89,677	—	89,677	75,896	—	75,896

	$107,227	$144,066	$251,293	$91,505	$149,958	$241,463

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
Equity Method Investments
     Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. On October 16, 2006, we acquired a 20% equity interest (Westinghouse Equity) in two companies who, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). We financed this investment partially through our subsidiary Nuclear Energy Holdings, LLC (NEH), issuing limited recourse to us (except NEH) Japanese Yen (JPY)-denominated bonds (Westinghouse Bonds). The various agreements are described in Note 2 of our 2008 Form 10-K.
     In connection with our Investment in Westinghouse, we entered into JPY denominated Put Option Agreements (Put Option) with Toshiba Corporation (Toshiba), providing us the option to sell to Toshiba all or part of our Westinghouse Equity during a defined “Exercise Period.” Per the Put Option, the Exercise Period commences the earlier of March 31, 2010, or the occurrence of a “Toshiba Event” which is caused by, among other things, certain Toshiba financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth of JPY 800 billion. Due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option.
     See Note 7 —Debt and Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.
     Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, and us on a calendar quarter basis with a March 31 fiscal year end. Consequently, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and nine months ended March 31, 2009 and March 31, 2008 are included in our financial results for the three and nine months ended May 31, 2009 and May 31, 2008, respectively.
     Summarized unaudited income statement information for Westinghouse before applying our Westinghouse Equity Interest was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,167,804	$811,230	$2,606,308	$2,122,409
Gross profit	244,007	214,428	551,695	534,835
Income before income taxes	50,759	86,335	79,056	124,997
Net income	32,234	47,794	43,732	104,241

     As part of our Investment in Westinghouse, we entered into shareholder agreements on October 4, 2006, that set a targeted minimum dividend of approximately $24.0 million annually for the first six years we hold our Westinghouse Equity. Under the shareholder agreements, the shareholders are due to receive as dividends agreed percentages no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, they retain the right to receive this shortfall to the extent Westinghouse earns net income in the future. Our right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. Accordingly we recognize net income only to the extent of our pro rata portion of Westinghouse’s actual earnings. We have received total dividends to date of $32.4 million.
     Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership	May 31,	August 31,
	Percentage	2009	2008
Investment in Westinghouse	20%	$950,281	$1,158,660
Other	23% - 50%	20,914	19,535

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$971,195	$1,178,195

     On November 4, 2008, we sold our interests in Little Rock Family Housing LLC, Hanscom Family Housing LLC and Patrick Family Housing LLC. With this sale, we have sold all remaining interests in our housing privatization projects. We received no proceeds as part of the sale transaction but were released from certain liabilities, obligations and funding of further equity.
     Earnings from unconsolidated entities, net of income taxes, for the three and nine months ended May 31, 2009 and May 31, 2008, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Investment in Westinghouse	$4,342	$5,822	$11,340	$12,698
Other	509	2,043	841	2,490

Total earnings from unconsolidated entities, net of income taxes	$4,851	$7,865	$12,181	$15,188

Guarantees Related to Military Housing Privatization Construction Entities
     We entered into an indemnity agreement with a third party to guarantee the payment of performance bonds issued on behalf of construction entities performing services on a series of military housing privatization projects that were being built by us and our joint venture partner. This indemnity agreement supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we were jointly and severally liable for the performance of the bonded construction work up to a maximum of $30.0 million. However, each partner’s individual maximum liability was capped at $15.0 million. In February 2007, we recorded a liability for the maximum exposure of $15.0 million. We have paid $13.8 million under this indemnity agreement, and while the indemnity agreement remains in full force and effect, no amounts are outstanding, due or payable.
Note 6 — Goodwill and Other Intangible Assets
     The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2008 to May 31, 2009 (in thousands):

			Fossil &
	E&I	E&C	Nuclear	Maintenance	F&M	Total
Balance at August 31, 2008	$194,174	$114,015	$139,177	$42,027	$17,962	$507,355
Adjustments related to net operating loss deductions	(3,600)	—	—	—	—	(3,600)
Currency translation adjustment	—	(1,502)	—	—	(342)	(1,844)

Balance at May 31, 2009	$190,574	$112,513	$139,177	$42,027	$17,620	$501,911

     We had tax-deductible goodwill of approximately $95.9 million and $107.2 million at May 31, 2009 and August 31, 2008, respectively. The table above reflects an adjustment to goodwill for changes in deferred taxes related to the net operating loss carryforwards on an acquired company. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.
     In accordance with SFAS 142, “Goodwill and Other Intangible Assets”, we evaluated the carrying value of our goodwill at March 1, 2009 and determined that no impairment existed.
     The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2008	$44,526	$(21,200)	$2,016	$(1,277)
Adjustments	(400)	356	—	—
Amortization	—	(2,184)	—	(151)

Balance at May 31, 2009	$44,126	$(23,028)	$2,016	$(1,428)

     The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2009	$2,092	$51
2010	2,772	202
2011	2,772	202
2012	2,769	133
2013	2,766	—
Thereafter	7,927	—

Total	$21,098	$588

Note 7 — Debt and Revolving Lines of Credit
     Our debt (including capital lease obligations) as of May 31, 2009 and August 31, 2008, consisted of the following (in thousands):

	May 31, 2009		August 31, 2008
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchase of Gottlieb, Barnett & Bridges (GBB); 0% interest; due and paid on January 10, 2009	$—	$—	$2,716	$—
Notes payable of Liquid Solutions LLC, a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	1,238	1,472	946	2,466
Other notes payable	6,226	2,788	833	833
Capital lease obligations	393	1,477	1,509	280

Subtotal	7,857	5,737	6,004	3,579
Westinghouse Bonds (see description below)	1,353,516	—	—	1,162,007

Total	$1,361,373	$5,737	$6,004	$1,165,586

Westinghouse Bonds
     In the first quarter of fiscal year 2007, we issued the Westinghouse Bonds to partially finance our Investment in Westinghouse and entered into the Put Option with Toshiba. The Put Option provided financial support to NEH enabling NEH to issue the Westinghouse Bonds on a limited recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized primarily by the Westinghouse Equity.
     As discussed in Note 5 — Equity Method Investments and Variable Interest Entities, the Put Option provides us the option to sell all or part of our Westinghouse Equity to Toshiba during the Exercise Period. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth of JPY 800 billion, thus triggering the Exercise Period. A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put

Option Agreement, but due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option. To do so, a ‘supermajority’ of the holders representing a majority of not less than an aggregate 75% of the principal amount outstanding, must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of holders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approve a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by holders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively an “Extraordinary Resolution”).
     If the Westinghouse Bonds are repaid with the proceeds of a Put Option exercise, the Westinghouse Bond JPY-denomination mitigates the risk to holders of a proceeds shortfall that could result from currency fluctuation. Further if we decide to exercise or an Extraordinary Resolution directs an exercise of the Put Option following a Toshiba Event, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $44.6 million using exchange rates at May 31, 2009) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. If the Put Option expires unexercised on February 28, 2013, we will be required to repay the Westinghouse Bonds using some combination of internally generated cash flows, additional or new borrowings or proceeds from the issuance of equity. We may not be able to obtain credit in the future on terms similar to the terms reflected in the Westinghouse Bonds should we elect to pursue such a financing.
     Due to the Toshiba Event, we reclassified our Investment in Westinghouse and the corresponding JPY-denominated debt from long-term to short-term in our consolidated balance sheet. Further, we were required to expense in our consolidated statement of operations the original issuance bond discount of $22.8 million (including $5.9 million in foreign exchange loss) and the remaining deferred financing costs of $6.6 million.
     In connection and concurrent with the acquisition of our Investment in Westinghouse, we also executed a Commercial Relationship Agreement (CRA) with Toshiba that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP1000Tm nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. Neither our nor Toshiba’s obligations under the CRA will be affected should we exercise the Put Option at the direction of an Extraordinary Resolution through its original term which expires in 2013.
     At May 31, 2009, the Westinghouse Bonds were as follows (in thousands):

	May 31,	August 31,
	2009	2008
Westinghouse Bonds, face value JPY 50.98 billion due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value JPY 78 billion due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.72% and 0.96% at May 31, 2009 and August 31, 2008, respectively)	653,125	653,125
Original discount on Westinghouse Bonds	—	(30,535)
Accumulated discount accretion	—	9,323
Increase in debt due to foreign currency translation adjustments since date of issuance	273,516	103,219

Total short-term portion of debt	1,353,516	—
Total long-term portion of debt	—	1,162,007

Total Westinghouse debt	$1,353,516	$1,162,007

     On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At May 31, 2009 and August 31, 2008, the fair value of the swap totaled approximately $26.2 million and $8.8 million, respectively, and is included as a current and non-current liability, respectively, and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended May 31, 2009.

Credit Facility
     On January 30, 2008, we received an additional commitment of $50.0 million under our amended Credit Facility (Facility) which increased the overall aggregate effective amount at that time to $1.05 billion. The Facility retained its original maturity date of April 25, 2010 and its other substantive terms.
     On October 15, 2008, we received a new incremental commitment through the original maturity date of the Facility of $3.0 million, which increased the amount effective under the Facility to $1.053 billion until April 25, 2010. On October 15, 2008, we also entered into Amendment No. 6 to the Facility to, among other things, extend the maturity from April 25, 2010 to April 25, 2011 for $829.0 million of the then existing commitments. We also retained our ability to seek additional commitments from lenders to increase the Facility up to a total capacity of $1.25 billion through April 25, 2011 subject only to the consent of lenders who actually issued letters of credit on our behalf. With Amendment No. 6, we also received consent to pledge up to $200.0 million of our unrestricted cash on hand to collateralize additional letters of credit, incremental to the letters of credit available under the Facility, provided that at the time we pledge such cash and immediately thereafter, we have at least $500.0 million in unrestricted cash on hand. The amended Facility retained other substantive terms that were applicable to the Facility prior to the effectiveness of Amendment No. 6.
     On December 30, 2008, we received an additional commitment from an existing lender to extend $45.0 million of its commitment until April 25, 2011. As a result, the aggregate amount effective under our Facility remains at $1.053 billion until April 25, 2010 and reduces to $874.0 million during the period from April 26, 2010 to April 25, 2011.
     The following table presents the outstanding and available amounts under our Facility at May 31, 2009 (in millions):

Total Facility	$1,053.0
Less: outstanding performance letters of credit	(433.0)
Less: outstanding financial letters of credit	(185.9)
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$434.1

     At May 31, 2009, the portion of the Facility available for financial letters of credit and/or revolving credit loans was limited to the lesser of: (1) $434.1 million, representing the total Facility ($1.053 billion at May 31, 2009) less outstanding letters of credit ($618.9 million at May 31, 2009); or (2) $239.1 million, representing $425.0 million less the current outstanding amount of financial letters of credit ($185.9 million at May 31, 2009). Total fees associated with these letters of credit under the Facility were approximately $3.1 million and $9.5 million for the three and nine months ended May 31, 2009, respectively, as compared to $3.4 million and $10.1 million for the three and nine months ended May 31, 2008, respectively.
     The interest rate margins for revolving credit loans under the Facility are in the range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. Although there were no borrowings at May 31, 2009, the interest rate that would have applied to any borrowings under the Facility was 3.50%.
     For the three and nine months ended May 31, 2009, we recognized $0.8 million and $2.3 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $0.8 million and $2.1 million for the three and nine months ended May 31, 2008, respectively. At May 31, 2009 and August 31, 2008, unamortized deferred financing fees related to our Facility were approximately $5.8 million and $5.3 million, respectively.
     At May 31, 2009, we were in compliance with the financial covenants contained in the Facility. Because of the amounts of capital expenditures associated with our construction of a new modular facility to support our expanding nuclear EPC power plant business and the cash income taxes associated with our earnings, we may not be in compliance with the fixed charge coverage ratio covenant contained in the Facility when we report our financial results for the fourth quarter of fiscal year 2009. A minimum fixed charge coverage ratio of 2.5x EBITDA, as defined by the Facility, is currently required by its terms. We have had preliminary discussions with a number of our lenders under the Facility to amend certain of its terms, including the fixed charge coverage ratio. However, there can be no assurance that an agreement will be reached. If a mutually satisfactory agreement cannot be reached and the lenders were to exercise their rights, we would be required to cash collateralize any outstanding letters of credit, classify any outstanding amounts drawn on the Facility as current liabilities and any unamortized deferred financing costs would be expensed in the period in which the lenders demanded repayment or termination of the Facility.

Other Revolving Lines of Credit
     Shaw Nass, a consolidated VIE, has an available credit facility with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At May 31, 2009, Shaw Nass had no borrowings under its revolving line of credit and approximately $0.4 million in outstanding bank guarantees under the facility. The interest rate applicable to any borrowings is variable (1.84% at May 31, 2009) plus 2.25% per annum. We have provided a 50% guarantee related to this credit facility.
     We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At May 31, 2009 and August 31, 2008, there were $25.2 million and $27.3 million of letters of credit outstanding under this facility, respectively.
     A bank has extended to us a $50.0 million uncommitted, unsecured bilateral line of credit for the issuance of performance letters of credit in Saudi Arabia. Fees under this facility are paid quarterly. At May 31, 2009 and August 31, 2008, there were $49.0 million of letters of credit outstanding under this facility.
Note 8 — Income Taxes
     Our consolidated effective tax rate for the three and nine months ended May 31, 2009 was 48% and 59%, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income, permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.
     The impact of significant discrete items is recognized separately in the quarter in which they occur. The foreign currency gains and losses associated with our Japanese Yen-denominated Westinghouse Bonds are recognized as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. We are also treating the expense of the remaining deferred financing costs and original issue discount resulting from the Toshiba Event, previously mentioned, as a discrete item in the three and nine months ended May 31, 2009. For the three months ended May 31, 2009, we recorded other net discrete items totaling $5.2 million, primarily as a provision for uncertain tax positions and adjustments identified in the filing of tax returns. The nine months of fiscal 2009 includes net discrete items of $10.8 million relating to provisions for uncertain tax positions, adjustments identified in the filing of tax returns as well as a benefit for the retroactive effect of the renewal of the Work Opportunity Tax Credit.
     We expect the fiscal 2009 annual effective tax rate, excluding discrete items, applicable to forecasted pre-tax income to be approximately 37%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.
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
     During the third quarter of fiscal 2009, unrecognized tax benefits increased by $13.5 million and accrued interest increased by $2.0 million. For the nine months of fiscal 2009, unrecognized tax benefits increased by $26.7 million primarily relating to an additional tax provision of $22.9 million and accrued interest of $3.2 million as well as $7.9 million relating to temporary positions and $1.0 million resulting from an adjustment related to a position impacting goodwill and decreased by $8.1 million for a position that has not been claimed in amended returns (a deferred tax asset was reduced by the same amount). As of May 31, 2009, our unrecognized tax benefits were $56.8 million, of which $48.0 million would, if recognized, affect our effective tax rate.
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
     Certain tax years are under audit by relevant tax authorities including the beginning of an examination of the fiscal years 2006 through 2008 U.S. federal tax returns by the Internal Revenue Service (IRS). We have extended the statute of limitations on our U.S. federal returns for the fiscal years involved in the IRS Appeal (see Note 10 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.

     While the IRS appeal may be concluded in the foreseeable future, including in fiscal year 2009, it is not possible at this time to estimate the impact of changes over the next 12 months in unrecognized tax benefits.
Note 9 — Share-Based Compensation
     Restricted stock units totaling 2,387,423 shares were granted during the nine months ended May 31, 2009 at a weighted-average per share price of $18.01 vesting over approximately three to four years. Of the 2,387,423 shares of restricted stock units granted, 1,281,512 shares were modified and regranted on January 28, 2009 under our 2008 Omnibus Incentive Plan. Restricted stock awards and restricted stock units totaling 244,161 shares were granted in the nine months ended May 31, 2008 at a weighted-average per share price of $65.52, vesting over approximately four years.
     During the nine months ended May 31, 2009 and May 31, 2008, options for the purchase of 1,201,791 shares at a weighted-average price of $18.25 per share and 401,686 shares at a weighted-average price of $65.93 per share, respectively, were awarded, with vesting over approximately four years. The contractual lives of the awards during the nine months ended May 31, 2009 are consistent with those of prior years. Since the year ended August 31, 2008, the expected term assumption used in our valuation of options awarded was reduced to 3.7 years from 4.3 years.
     During the nine months ended May 31, 2009 and May 31, 2008, options for the purchase of 46,068 shares at a weighted-average exercise price of $16.11 per share and 2,300,502 shares at a weighted-average exercise price of $16.42 per share, respectively, were exercised.
     For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2008 Form 10-K.
Note 10 — Contingencies and Commitments
Tax Matters
     In connection with the IRS examinations of our U.S. federal tax returns for the 2002 through 2005 fiscal years, the IRS has proposed certain adjustments relating to the sourcing of procurement income to one of our overseas entities and to our U.S. parent company. We disagree with these adjustments and the related penalties that have been proposed and have protested such matters to the Appeals level within the IRS for fiscal years 2002 through 2005. Discussions are underway at the Appeals level that may lead to a resolution of the amount of procurement income to be recognized by our U.S. parent company (including aspects affecting the 2000 through 2001 fiscal years) resulting in approximately $7.0 million of additional federal and state income tax with interest accruing from the time net operating loss carryovers are expected to be used in the 2007 fiscal year. A penalty of approximately $6.0 million may, however, be proposed separate from the settlement of the procurement income amount. We may litigate the penalty amount that may be proposed. Other adjustments, unrelated to the previously discussed procurement income issue, have been protested in a recent filing covering the 2004 and 2005 fiscal years. These protested adjustments cover approximately $14.0 million of additional federal and state income tax for which the interest would likewise begin running from fiscal 2007. Tax and interest accrual provisions have been made in our financial statements for the agreed adjustments in the two IRS audit cycles covering the 2002 through 2005 fiscal years and for uncertain tax provisions as discussed in Note 8 — Income Taxes.
     In a separate matter, the Louisiana Department of Revenue (LDR) has filed a collection suit against our Louisiana domiciled parent corporation for franchise taxes in the amount of $1.7 million for fiscal years 2001 and 2002 plus interest of $1.6 million (computed through June 15, 2008). The LDR’s lawsuit sets forth their theory that cash pooled by our parent corporation and invested on behalf of our operating subsidiaries creates additional asset and revenue apportionment to Louisiana. We have made a filing in opposition to such lawsuit and plan to provide evidence that, if we were permitted a unitary or consolidated franchise filing covering all of our U.S. entities, the resulting tax liability would be similar in the 2001, 2002 and subsequent fiscal years to the total of the tax liabilities on all our Louisiana franchise tax returns as filed. We are also under audit by the LDR for fiscal years 2003-2006.
     While management cannot predict the ultimate outcome of either the IRS or LDR matters, provisions have been made in our financial statements where appropriate. The matters, if decided adversely to us or settled by us, individually or in the aggregate, could have a material adverse effect on our financial statements.
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
Other Guarantees
     Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was $830.8 million and $805.1 million at May 31, 2009 and August 31, 2008, respectively. Of the amount of outstanding letters of credit at May 31, 2009, $644.9 million are performance letters of credit issued to our customers. Of the $644.9 million, five customers held $355.3 million or 55.1% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $115.6 million.
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
Legal Proceedings
     During fiscal year 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank (SAB) in the amount of $11.4 million, inclusive of interest and attorneys’ fees but exclusive of post-judgment legal interest, while pending appeal. In the suit against us (and others), SAB claimed that as part of our July 2000 Stone & Webster Incorporated asset acquisition, we assumed certain liabilities under an existing loan agreement and guarantee. We appealed the decision to the U.S. Court of Appeals for the Third Circuit, which issued its decision on December 30, 2008. In that decision, the Third Circuit reversed the District Court’s summary judgment ruling, vacated the District Court’s awards to SAB and remanded the matter to the District Court for further consideration consistent with the Third Circuit’s findings. On January 13, 2009, SAB filed a petition for rehearing. On February 24, 2009, the Third Circuit granted that petition and that same day issued a new, broader opinion that again reversed, vacated and remanded the District Court’s decision. Consistent with those findings, we expect to prevail upon the District Court’s consideration; however, in the event that we are unsuccessful, there could be a material adverse effect on our financial statements for the period in which any judgment becomes final. We have not recorded any liability for this contingency.

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
     In connection with a services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our customer before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the customer approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The customer further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the customer’s counterclaims. We have initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The customer has initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the customer prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.
     In connection with an international fixed price contract executed by our Fossil & Nuclear segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction, we filed a Request for Arbitration with the London Court of International Arbitration. In the request, we currently seek claims of approximately $22.0 million in additional compensation from our client, the prime contractor on the project, related to delay and disruption, loss of profit on descoped areas and changed labor practices. In addition, we have requested additional compensation relative to remeasurements of quantities and scope variations from our client of approximately $13.6 million. On February 5, 2009, the client, who holds a $4.3 million performance letter of credit from us, filed a response that denied our claims and stated it had counterclaims totaling approximately $64.1 million related to certain alleged costs associated with completing work that the client removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. The $4.3 million performance letter of credit was reduced to $2.2 million effective June 19, 2009. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our statement of operations and statement of cash flows. The value of the claims and our letter of credit stated herein in U.S. dollars do fluctuate because of changes in the exchange rate of the Pound Sterling (GBP).
     See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for additional information related to our claims on major projects.
Environmental Liabilities
     LandBank, a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $17.3 million of such real estate assets recorded in other assets on the accompanying balance sheet at May 31, 2009 as compared to $27.5 million at August 31, 2008. In the third quarter of fiscal 2009, we reclassified the net book value of $9.4 million associated with one real estate asset to property and equipment as the company is an occupant of this property. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At May 31, 2009, our E&I segment had $4.9 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.7 million at August 31, 2008.

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
Note 11 — Supplemental Disclosure to Earnings (Loss) Per Common Share
     Weighted average shares outstanding for the three and nine months ended May 31, 2009 and May 31, 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Basic	83,295	82,511	83,218	81,773
Stock options	733	1,477	614	1,912
Restricted stock	619	265	393	328

	84,647	84,253	84,225	84,013

     The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three and nine months ended May 31, 2009 and May 31, 2008 because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Stock options	1,174	415	1,824	264
Restricted stock	155	174	327	60
Note 12 — Comprehensive Income (Loss)
     The components of comprehensive income (loss) for the three and nine months ended May 31, 2009 and May 31, 2008 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
		(Restated)		(Restated)
Net income	$7,898	$51,954	$4,316	$58,134
Unrealized translation adjustment (losses) gains, net	10,166	2,389	(9,738)	8,034
Equity in Westinghouse’s pre-tax other comprehensive income (loss), net of Shaw’s tax	(12,432)	6,777	(113,811)	9,202
Interest rate swap contract on JPY-denominated bonds, net of taxes	888	7,987	(10,625)	3,751
Pension liability adjustment	868	(1,183)	(3,504)	—

Total comprehensive income (loss)	$7,388	$67,924	$(133,362)	$79,121

     The foreign currency translation adjustments relate primarily to changes in the value of the U.S. dollar in relation to British pounds, Mexican pesos, Canadian dollars and the Euro.
Note 13 — Employee Benefit Plans
     The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and nine months ended May 31, 2009 and May 31, 2008 (in thousands):

	Three Months Ended		Nine months Ended
	2009	2008	2009	2008
Service cost	$63	$562	$1,036	$1,703
Interest cost	1,853	2,373	5,904	7,190
Expected return on plan assets	(1,419)	(2,394)	(4,859)	(7,252)
Amortization of net loss	665	581	1,742	1,765
Curtailment (gain)	—	—	(2,725)	—
Other	8	10	26	26

Total net pension expense	$1,170	$1,132	$1,124	$3,432

     In February 2009, we amended the terms and conditions of one of our pension plans and ceased future service and benefit accruals for all plan participants. This action meets the definition of a curtailment under FASB Statement No. 88 and resulted in a curtailment gain of approximately $2.7 million during the second quarter of fiscal year 2009.
     We expect to contribute $17.5 million to our pension plans in the fiscal year 2009. As of May 31, 2009, we have made $15.9 million in contributions to these plans.
Note 14 — Related Party Transactions
     We subcontracted a portion of our work with a company owned by an individual who, at the time, was one of our directors. Our Board previously determined that this director was considered non-independent. We had a balance of $0.2 million due to this company at May 31, 2009. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.
     On May 31, 2008, our interest in Shaw Waste Solutions, LLC (SWS) was purchased by an entity created by a former employee of ours and two minority shareholders of SWS who were also employees of SWS in exchange for cash of approximately $0.1 million and a promissory note for $2.25 million. Interest on the note is due semi-annually with a balloon payment due May 31, 2013.
     At May 31, 2009 and August 31, 2008, the amounts due to our Chief Executive Officer for a non-compete agreement associated with his employment contract, including interest earned, were $18.1 million and $18.0 million, respectively, and are included in current assets and current liabilities.

Note 15 —	Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives
     Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Profit recognition on claims is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts, including claims on the accompanying consolidated balance sheets.
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
Unapproved Change Orders and Claims
     Our consolidated revenues include amounts for unapproved change orders and claims on projects recorded on a percentage-of-completion basis. For the three and nine months ended May 31, 2009, our revenues were increased by approximately $10.0 million and $30.0 million, respectively, related to unapproved change orders and claims.

     The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at May 31, 2009 and May 31, 2008, respectively, and excludes all unrecorded amounts and individually small-unapproved change orders and claims.

	Fiscal Year	Fiscal Year
	2009	2008
Amounts included in project estimates-at-completion at September 1	$63.6	$15.1
Changes in estimates-at-completion	172.3	68.0
Approved by customer	(34.5)	(30.2)

Amounts included in project estimates-at-completion at May 31	$201.4	$52.9

Amounts accrued in revenues (or reductions to contract costs) on a total project basis at May 31	$75.4	$43.0

     Included in our project estimates-at-completion at May 31 and shown in the table above are expected cost recoveries associated with a claim of approximately $100.0 million for price adjustments on a new construction project. To date, we have recorded less than $0.5 million in revenue in our financial statements which is reflected in the “Amounts accrued in revenues” above. The remainder of these costs is expected to be incurred over the life of the contract. While the client has disputed the period covered in the calculation of the price adjustment, we believe we are entitled to the amount claimed under our existing contract with the client.
     We have recorded approximately $25.0 million in unapproved change order/claim revenues in our financial results for the nine months ended May 31, 2009 associated with recovery of our expected costs resulting from schedule delays and productivity impacts caused by owner-responsible contractors who are working on the same site as one of our on-going projects. The expected recovery was based on our assessment of the claims and their probable resolution.
     In addition, we have incorporated in our project estimate-at-completion approximately $45.0 million related to unapproved change orders associated with permitting delays on a coal-plant construction project. Of this amount, we have recorded approximately $15.0 million based on percentage completion accounting, which is included in the “Amounts accrued in revenues” in the above table.
     The difference between the amounts included in project estimates-at-completion (EAC) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts are the forecasted costs for work which have not yet been incurred (i.e. remaining percentage-of-completion revenue to be recognized on the related project).
     If we collect amounts different than the amounts that we have recorded as unapproved change orders/claims receivable, that difference will be reflected in the EAC used in determining contract profit or loss. Timing of claim collections is uncertain and depends on negotiated settlements, trial date scheduling and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our unapproved change order/claims receivable within the next twelve months.
     Also included in unapproved change orders and claims is the matter currently in arbitration disclosed in additional detail in Note 10 — Contingencies and Commitments.
     In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs approximately $19.0 million, based on percentage completion accounting, in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy.
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

     Our revenue EACs include an estimate of amounts that we expect to earn if we achieve a number of agreed upon criteria. At May 31, 2009 and August 31, 2008, our project estimates included $47.4 million and $68.2 million, respectively, related to estimated achievement of these criteria. On a percentage-of-completion basis, we have recorded $20.5 million and $31.4 million of these estimated amounts in revenues for the related contracts and equal amounts in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress as of May 31, 2009, and August 31, 2008, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.
Note 16 — Business Segments
     Our reportable segments are Energy and Chemicals (E&C), Fossil & Nuclear, Maintenance, Environmental & Infrastructure (E&I), Pipe Fabrication and Manufacturing (F&M), Corporate and Investment in Westinghouse.
     The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries.
     The Fossil & Nuclear segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil, renewable and nuclear power generation industries.
     The Maintenance segment performs routine and outage/turnaround maintenance, predictive and preventative maintenance, as well as construction and major modification services, to customers’ facilities in the industrial markets primarily in North America.
     The E&I segment provides integrated engineering, design and construction services and executes remediation solutions, including the identification of contaminants in soil, air and water for government and private-sector clients worldwide.
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
     The Investment in Westinghouse segment includes our Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Notes 5 and 7 for additional information with respect to the circumstances in which the Westinghouse Bonds may be put to us by the bond holders and the Westinghouse Equity might be purchased by Toshiba.
     Our segments’ revenues, gross profit and income (loss) before income taxes, minority interest and earnings from unconsolidated entities for the three and nine months ended May 31, 2009 and May 31, 2008 were as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	2009	2008	2009	2008
		(Restated)		(Restated)
Revenues:
Fossil & Nuclear	$644,512	$681,023	$1,873,104	$1,918,653
E&I	451,761	349,614	1,303,103	1,083,948
E&C	339,035	338,275	992,007	907,878
Maintenance	232,526	309,792	739,320	844,909
F&M	179,405	133,522	505,297	412,157
Corporate	1,203	838	3,561	2,240

Total revenues	$1,848,442	$1,813,064	$5,416,392	$5,169,785

	Three Months Ended		Nine Months Ended
(In thousands, except percentages)	2009	2008	2009	2008
		(Restated)		(Restated)
Gross profit:
Fossil & Nuclear	$34,083	$48,432	$54,745	$125,611
E&I	36,464	25,214	111,261	73,816
E&C	40,927	44,789	153,995	76,823
Maintenance	5,892	17,709	16,098	44,323
F&M	44,341	35,748	113,697	108,572
Corporate	1,278	1,004	3,640	2,715

Total gross profit	$162,985	$172,896	$453,436	$431,860

Gross profit percentage:
Fossil & Nuclear	5.3%	7.1%	2.9%	6.5%
E&I	8.1	7.2	8.5	6.8
E&C	12.1	13.2	15.5	8.5
Maintenance	2.5	5.7	2.2	5.2
F&M	24.7	26.8	22.5	26.3
Corporate	NM	NM	NM	NM
Total gross profit percentage	8.8%	9.5%	8.4%	8.4%

Income (losses) before income taxes, minority interest and earnings from unconsolidated entities:
Fossil & Nuclear	$21,963	$38,549	$12,179	$95,849
E&I	18,697	7,388	62,405	22,614
E&C	29,249	36,842	124,174	57,186
Maintenance	3,158	14,526	7,375	35,019
F&M	35,486	29,122	91,898	88,273
Investment in Westinghouse	(72,707)	(18,539)	(223,850)	(135,148)
Corporate	(21,573)	(19,656)	(62,648)	(58,806)

Total income before income taxes, minority interest and earnings from unconsolidated entities	$14,273	$88,232	$11,533	$104,987

NM — Not Meaningful
     Our segments’ assets were as follows:

	May 31,	August 31,
(In millions)	2009	2008
Assets
Fossil & Nuclear	$1,380.9	$1,019.9
E&I	875.8	784.7
E&C	806.1	714.0
Maintenance	186.5	175.2
F&M	666.2	533.6
Investment in Westinghouse	1,123.4	1,167.9
Corporate	869.0	966.9

Total segment assets	5,907.9	5,362.2
Elimination of investment in consolidated subsidiaries	(412.1)	(412.1)
Elimination of intercompany receivables	(298.6)	(299.1)
Income taxes not allocated to segments	(63.7)	(63.7)

Total consolidated assets	$5,133.5	$4,587.3

Major Customers
     Revenues related to U.S. government agencies or entities owned by the U.S. government were $398.0 million and $1,100.4 million for the three and nine months ended May 31, 2009, respectively, representing approximately 21.5% and 20.3%, respectively, of our total revenues for each period. For the three and nine months ended May 31, 2008, we recorded revenues related to the U.S. government of approximately $290.8 million and $826.5 million, respectively, representing approximately 16% of our total revenues for each period. These revenues were primarily related to work performed in our E&I segment.

Note 17 — Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). We adopted SFAS 157 for our fiscal year beginning September 1, 2008. SFAS 157 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
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
     At May 31, 2009, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Location on		Identical Assets	Inputs	Inputs
	Balance Sheet	Total	(Level 1)	(Level 2)	(Level 3)
Derivatives Designated as Hedging Instruments
Interest rate swap liability	Current liabilities	$26,249	$—	$26,249	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward assets	Other current assets	$1,913	$—	$1,913	$—
Foreign currency forward liabilities	Other accrued liabilities	$719	$—	$719	$—

Location and Amount of Gain (Loss)
Recognized in Income on Derivatives
Nine Months Ended
May 31, 2009
Derivatives Designated as Hedging Instruments
Interest rate swap liability	Other comprehensive income See Note 12 - Comprehensive Income (Loss)
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other foreign currency transaction gains (losses), net $(2.9) million
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
     In December 2007, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for our fiscal year beginning September 1, 2009, and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. We do not believe that adopting EITF 07-1 will have a material impact on our consolidated financial statements.
Note 19 — Supplemental Cash Flow Information (in thousands)

	Nine Months Ended
	May 31,	May 31,
	2009	2008
		(Restated)
Supplemental disclosures:
Non-cash investing and financing activities:
Financed insurance premiums	$—	$12,782

Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $6,822 and $(2,507), respectively	$10,625	$(3,751)

Equity in Westinghouse accumulated other comprehensive income, net of deferred tax of $(73,071) and $5,908, respectively	$(113,811)	$9,202

Note 20 — Restatement of Prior Fiscal Year Quarterly Consolidated Statements
     As reported in our Current Report on Form 8-K dated October 30, 2008, in connection with the preparation of our 2008 Form 10-K, we determined that the net income for the three and nine months ended May 31, 2008 should be reduced by $2.0 million and $6.9 million, respectively, due primarily to an error on a coal power project in our Fossil & Nuclear segment with respect to the estimated cost at completion on a fixed-price contract. The adjustments to the three and nine months ended May 31, 2008 include the correction of this error as well as other accumulated errors pursuant to Staff Accounting Bulletin 108 (SAB 108). The adjustments are consistent with those addressed in Note 21 — Quarterly Financial Data (Unaudited) and Current Year Corrections of Errors in Part II, Item 8 of our 2008 Form 10-K.
     The tables below provide the impact of the errors on our previously reported consolidated financial statements (dollars in thousands):
Statement of Operations (Unaudited)

	Three Months Ended May 31, 2008
	Previously	Restatement
	Reported	Adjustments	As Restated
Revenues	$1,820,745	$(7,681)	$1,813,064
Cost of revenues	1,645,236	(5,068)	1,640,168

Gross profit	175,509	(2,613)	172,896
General and administrative expenses	71,520	807	72,327

Operating income	103,989	(3,420)	100,569
Interest expense	(2,038)	438	(1,600)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,040)	58	(9,982)
Interest income	4,433	96	4,529
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(8,392)	(87)	(8,479)
Other foreign currency transaction gains, net	2,093	(143)	1,950
Other income, net	1,296	(51)	1,245

Income before income taxes, minority interest and earnings from unconsolidated entities	91,341	(3,109)	88,232
Provision for income taxes	34,094	(1,184)	32,910

Income before minority interest and earnings from unconsolidated entities	57,247	(1,925)	55,322
Minority interest	(11,202)	(31)	(11,233)
Income from 20% Investment in Westinghouse, net of income taxes	5,822	—	5,822
Earnings from unconsolidated entities, net of income taxes	2,043	—	2,043

Net income	$53,910	$(1,956)	$51,954

Net income per common share:
Basic	$0.65	$(0.02)	$0.63

Diluted	$0.64	$(0.02)	$0.62

Weighted average shares outstanding:
Basic	82,511	—	82,511
Diluted	84,253	—	84,253
     The adjustments for the three months ended May 31, 2008 include errors in the accounting for:
•	Adjustments in revenue and gross profit due primarily to a $10.7 million reduction for the percent completion revenue amount related to a $20.0 million error in the estimated at completion cost for a fixed-price coal fired power project; a $2.0 million increase to correct escalation adjustments on certain fabrication contracts; and a $1.0 million increase for other adjustments of varying amounts.

•	Adjustments to cost of revenues and gross profit include a $1.5 million reduction in accrued expenses and management incentives on the fixed-price coal fired power project mentioned above; a $1.3 million reduction for workers’ compensation and other claims on a project; and a $2.3 million reduction for other adjustments of varying amounts.

•	Adjustments to increase general and administrative expenses for $0.8 million consisting of adjustments of varying amounts.

•	An adjustment to the provision for income taxes related to the impact of the items noted above.

Statement of Operations (Unaudited)

	Nine Months Ended May 31, 2008
	Previously	Restatement
	Reported	Adjustments	As Restated
Revenues	$5,186,127	$(16,342)	$5,169,785
Cost of revenues	4,740,583	(2,658)	4,737,925

Gross profit	445,544	(13,684)	431,860
General and administrative expenses	214,206	(1,328)	212,878

Operating income	231,338	(12,356)	218,982
Interest expense	(6,581)	—	(6,581)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(28,127)	—	(28,127)
Interest income	15,647	226	15,873
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(106,189)	—	(106,189)
Other foreign currency transaction gains, net	8,869	816	9,685
Other income, net	1,335	9	1,344

Income before income taxes, minority interest and earnings from unconsolidated entities	116,292	(11,305)	104,987
Provision for income taxes	43,394	(4,420)	38,974

Income before minority interest and earnings from unconsolidated entities	72,898	(6,885)	66,013
Minority interest	(23,067)	—	(23,067)
Income from 20% Investment in Westinghouse, net of income taxes	12,698	—	12,698
Earnings from unconsolidated entities, net of income taxes	2,490	—	2,490

Net income	$65,019	$(6,885)	$58,134

Net income per common share:
Basic	$0.80	$(0.08)	$0.71

Diluted	$0.77	$(0.08)	$0.69

Weighted average shares outstanding:
Basic	81,773	—	81,773
Diluted	84,013	—	84,013
     The adjustments for nine months ended May 31, 2008 include errors in the accounting for:
•	Adjustments in revenue and gross profit due primarily to a $18.9 million reduction for the percent completion revenue amount related to a $20.0 million error in the estimated at completion cost for a fixed-price coal fired power project; a $2.0 million increase to correct escalation adjustments on certain fabrication contracts; and a $0.5 million increase for other adjustments of varying amounts.

•	Adjustments to cost of revenues and gross profit include a $2.4 million reduction in accrued expenses and management incentives due to an error on the fixed-price coal fired power project mentioned above; a $1.1 million increased accrual for vacation and other employee related benefits; and a $1.4 million reduction for other adjustments of varying amounts.

•	Adjustments to general and administrative expenses include a $1.3 million reduction due primarily to incentive adjustments.

•	Adjustments to foreign translation/transaction gain/(loss) include a gain of $1.0 million related to foreign currency transactions not previously recorded.

•	An adjustment to the provision for income taxes related to the impact of the items noted above.

Statement of Cash Flows (Unaudited)

	Nine Months Ended May 31, 2008
	Previously	Restatement
	Reported (1)	Adjustments	As Restated
Cash flows from operating activities:
Net income	$65,019	$(6,885)	$58,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,732	(31)	34,701
Provision for deferred income taxes	28,472	(4,520)	23,952
Stock-based compensation expense	15,248	—	15,248
(Earnings) from unconsolidated entities, net of taxes	(15,630)	—	(15,630)
Distributions from unconsolidated entities	14,764	—	14,764
Foreign currency transaction losses, net	97,322	(816)	96,506
Minority interest	23,067	—	23,067
Impairment of investments in unconsolidated entities	1,423	—	1,423
Impairment of fixed assets	3,733	—	3,733
Other noncash items	(12,930)	(320)	(13,250)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
Decrease in receivables	(84,628)	(1,858)	(86,486)
(Increase) in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(65,567)	(1,234)	(66,801)
(Increase) in inventories	(32,185)	—	(32,185)
(Increase) in other current assets	(3,405)	(1,938)	(5,343)
Increase in accounts payable	62,085	(2,404)	59,681
(Decrease) in accrued liabilities	(51,777)	(2,527)	(54,304)
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	236,225	20,021	256,246
Net change in other assets and liabilities	22,280	618	22,898

Net cash provided by operating activities	338,248	(1,894)	336,354
Cash flows from investing activities:
Purchases of property and equipment	(92,351)	—	(92,351)
Proceeds from sale of businesses and assets	19,941	—	19,941
Investments in, advances to, and return of capital from unconsolidated entities and joint ventures	(1,625)	—	(1,625)
Change in restricted and escrowed cash, net	10,571	—	10,571

Net cash (used in) investing activities	(63,464)	—	(63,464)
Cash flows from financing activities:
Purchase of treasury stock	(9,323)	—	(9,323)
Repayment of debt, deferred financing costs and capital leases	(7,576)	—	(7,576)
Issuance of common stock	37,771	95	37,866
Excess tax benefits from exercise of stock options and vesting of restricted stock	39,471	—	39,471
Proceeds from revolving credit agreements	16,596	—	16,596
Repayments of revolving credit agreements	(16,832)	—	(16,832)

Net cash provided by financing activities	60,107	95	60,202
Effects of foreign exchange rate changes on cash	881	—	881

Net change in cash and cash equivalents	335,772	(1,799)	333,973
Cash and cash equivalents — beginning of year	341,359	—	341,359

Cash and cash equivalents — end of period	$677,131	$(1,799)	$675,332

(1)	The previously reported amounts have been condensed to conform to the current year’s presentation.
     In connection with the presentation of May 31, 2008 restated cash flow statement in this May 31, 2009 Form 10-Q, we identified errors in the compilation of the May 31, 2008 condensed cash flow information presented in the restatement footnote included in the 2008 Form 10-K. We previously reported no changes in our originally reported net cash provided by operations, investing, or financing amounts as a result of the restatement. The effects of these errors from the previously presented restated cash flow statement in the 2008 Form 10-K are a decrease in net cash provided by operating activities of $1.9 million.
Balance Sheet (Unaudited)

	As of May 31, 2008
	Previously	Restatement
	Reported	Adjustments		As Restated
Current assets:
Cash and cash equivalents	$677,131	$(1,799)	(a)	$675,332
Restricted and escrowed cash	12,647	—		12,647
Accounts receivable, including retainage, net	849,168	1,858	(b)	851,026
Inventories	216,738	—		216,738
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	462,084	1,234	(c)	463,318
Deferred income taxes	58,558	4,488	(d)	63,046
Prepaid expenses	36,764	320		37,084
Other current assets	37,475	1,833	(a)	39,308

Total current assets	2,350,565	7,934		2,358,499
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	22,894	—		22,894
Investment in Westinghouse	1,159,329	—		1,159,329
Property and equipment, net of accumulated depreciation	269,663	30		269,693
Goodwill	509,056	—		509,056
Intangible assets	24,974	—		24,974
Deferred income taxes	15,495	32		15,527
Other assets	97,967	(11)		97,956

Total assets	$4,449,943	$7,985		$4,457,928

Current liabilities:
Accounts payable	$615,100	$(2,404)	(e)	$612,696
Accrued salaries, wages and benefits	112,650	—		112,650
Other accrued liabilities	174,404	(2,527)	(f)	171,877
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	808,360	20,021	(g)	828,381
Short-term debt and current maturities of long-term debt	8,667	(51)		8,616

Total current liabilities	1,719,181	15,039		1,734,220
Long-term debt, less current maturities	3,926	33		3,959
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	1,197,073	—		1,197,073
Interest rate swap contract on Japanese Yen-denominated bonds	409	—		409
Other liabilities	75,033	(166)		74,867
Minority interest	30,346	—		30,346
Shareholders’ equity:
Preferred stock	—	—		—
Common stock	1,200,622	95		1,200,717
Retained earnings	333,678	(6,885)		326,793
Accumulated other comprehensive income	4,046	(131)		3,915
Treasury stock	(114,371)	—		(114,371)

Total shareholders’ equity	1,423,975	(6,921)		1,417,054

Total liabilities and shareholders’ equity	$4,449,943	$7,985		$4,457,928

The adjustments for the balance sheet at May 31, 2008 include errors in accounting for:

(a)	Adjustments to reduce our cash and increase our other current assets to reflect the assignment of a bank account to a trustee for liquidation of a dormant foreign subsidiary and to properly classify interest receivable.

(b)	Adjustment to record revenue earned for escalation provisions on a contract.

(c)	Adjustments to properly reflect foreign exchange gain/loss impact on costs and estimated earnings in excess of billings.

(d)	An adjustment to income taxes related to the impact of the restatement adjustments.

(e)	Adjustments to properly classify purchases made for customers and to record project accruals.

(f)	Adjustments to reflect incentive and vacation accruals.

(g)	Adjustments for reduction for the percent complete revenue amount related to an error in the estimated at completion cost for a fixed price coal fired power plant; and an increase for other adjustments of varying amounts.
     The following table presents corrected information concerning segment revenues, gross profit and income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three and nine months ended May 31, 2008.

For the Three Months Ended
May 31, 2008 (Unaudited)	Previously	Restatement
(in thousands, except percentages)	Reported	Adjustments	As Restated
Revenues
Fossil & Nuclear	$691,530	$(10,507)	$681,023
E&I	349,571	43	349,614
E&C	338,768	(493)	338,275
Maintenance	309,399	393	309,792
F&M	130,639	2,883	133,522
Corporate and other	838	—	838

Total revenues	$1,820,745	$(7,681)	$1,813,064

Intersegment revenues (not included in revenues above):
Fossil & Nuclear	$2,359	$—	$2,359
E&I	2,100	—	2,100
E&C	2,257	—	2,257
Maintenance	1,127	—	1,127

Total intersegment revenues	$7,843	$—	$7,843

Gross Profit
Fossil & Nuclear	$54,680	$(6,248)	$48,432
E&I	25,540	(326)	25,214
E&C	45,145	(356)	44,789
Maintenance	17,145	564	17,709
F&M	32,023	3,725	35,748
Corporate and other	976	28	1,004

Total gross profit	$175,509	$(2,613)	$172,896

Gross profit percentage
Fossil & Nuclear	7.9%		7.1%
E&I	7.3%		7.2%
E&C	13.3%		13.2%
Maintenance	5.5%		5.7%
F&M	24.5%		26.8%
Corporate and other	NM		NM
Total gross profit percentage	9.6%		9.5%

For the Three Months Ended
May 31, 2008 (Unaudited)	Previously	Restatement
(in thousands, except percentages)	Reported	Adjustments	As Restated
Income before income taxes, minority interest and earnings from unconsolidated entities
Fossil & Nuclear	$45,120	$(6,571)	$38,549
E&I	7,767	(379)	7,388
E&C	36,878	(36)	36,842
Maintenance	14,156	370	14,526
F&M	25,729	3,393	29,122
Investment in Westinghouse	(18,510)	(29)	(18,539)
Corporate and other	(19,799)	143	(19,656)

Total income before income taxes, minority interest and earnings from unconsolidated entities	$91,341	$(3,109)	$88,232

For the Nine months Ended
May 31, 2008 (Unaudited)	Previously	Restatement
(in thousands, except percentages)	Reported	Adjustments	As Restated
Revenues
Fossil & Nuclear	$1,937,455	$(18,802)	$1,918,653
E&I	1,083,948	—	1,083,948
E&C	908,128	(250)	907,878
Maintenance	844,195	714	844,909
F&M	410,161	1,996	412,157
Corporate and other	2,240	—	2,240

Total revenues	$5,186,127	$(16,342)	$5,169,785

Intersegment revenues (not included in revenues above):
Fossil & Nuclear	$3,493	$—	$3,493
E&I	2,802	—	2,802
E&C	1,876	—	1,876
Maintenance	2,005	—	2,005

Total intersegment revenues	$10,176	$—	$10,176

Gross Profit
Fossil & Nuclear	$141,108	$(15,497)	$125,611
E&I	73,818	(2)	73,816
E&C	77,808	(985)	76,823
Maintenance	43,909	414	44,323
F&M	106,172	2,400	108,572
Corporate and other	2,729	(14)	2,715

Total gross profit	$445,544	$(13,684)	$431,860

Gross profit percentage
Fossil & Nuclear	7.3%		6.5%
E&I	6.8%		6.8%
E&C	8.6%		8.5%
Maintenance	5.2%		5.2%
F&M	25.9%		26.3%
Corporate and other	NM		NM
Total gross profit percentage	8.6%		8.4%

For the Nine months Ended
May 31, 2008 (Unaudited)	Previously	Restatement
(in thousands, except percentages)	Reported	Adjustments	As Restated
Income before income taxes, minority interest and earnings from unconsolidated entities
Fossil & Nuclear	$111,121	$(15,272)	$95,849
E&I	22,676	(62)	22,614
E&C	57,356	(170)	57,186
Maintenance	34,714	305	35,019
F&M	86,011	2,262	88,273
Investment in Westinghouse	(135,148)	—	(135,148)
Corporate and other	(60,438)	1,632	(58,806)

Total income before income taxes, minority interest and earnings from unconsolidated entities	$116,292	$(11,305)	$104,987

NM — Not Meaningful
Note 21 — Subsequent Events
     Subsequent to our fiscal quarter ending May 31, 2009, we received notice that our client’s Public Service Commission — approved Certificate of Environmental Compatibility and Public Need (CECPN) required for construction of a new coal-fired power plant in Arkansas had been overturned by the State Court of Appeals. Our client requested the Arkansas Supreme Court review the appeals ruling and remains committed to the execution of the project, for which we have an EPC contract. While as of the date of our filing of this form 10-Q we do not yet know the timing of a ruling, we continue to perform work at the direction of the client, as the CECPN granted remains in effect during the appeal process.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•	the continued deterioration in global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	ability of our customers to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for governmental agencies and private sector customers that are facing financial challenges;

•	delays and/or defaults in customer payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions;

•	protection and validity of patents and other intellectual property rights;

•	risks related to our Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•	our ability to obtain waivers or amendments with our lenders or sureties or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our credit facility or surety indemnity agreements;

•	covenants in our credit facility agreements that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our credit facility;

•	outcomes of pending and future litigation and regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	unexpected liabilities associated with various acquisitions, including the Stone & Webster and IT Group acquisitions;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the foreign countries where we operate;

•	significant changes in the market price of our equity securities;

•	provisions in our articles of incorporation, by-laws and shareholder rights agreement that could make it more difficult to acquire us and may reduce the market price of our common stock;

•	the ability of our customers to obtain financing to fund their projects;

•	the ability of our customers to receive or the possibility of our customers being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Fossil & Nuclear segment; and

•	the U.S. administration’s support of the nuclear power option and loan guarantee program.
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
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discusses our financial position at May 31, 2009, and the results of our operations for the three and nine months ended May 31, 2009, and should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2008 Form 10-K.
General Overview
     We are a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services. We provide our services to government and private sector clients in the energy, chemicals, environmental, infrastructure and emergency response markets. Some of our clients include regulated electric utilities, independent and merchant power producers, multi-national oil companies and industrial corporations, government agencies and equipment manufacturers. Through organic growth and a series of strategic acquisitions, we have significantly expanded and diversified our expertise and service portfolio.
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
     Nuclear. We provide engineering, procurement and construction (EPC) services that support the U.S. and international markets with the AP1000 Westinghouse units for the nuclear power industry. Recognized in the nuclear power industry for improving the efficiency, output and reliability of existing domestic plants (also known as uprates), we have added more than 2,250 megawatts (MW) of new nuclear generation to the electric power transmission grid in the U.S. since 1984. In addition, we currently serve as architect-engineer for the National Enrichment Facility and provide engineering services in support of new nuclear units in South Korea and the People’s Republic of China. We have been awarded four AP1000 nuclear units in China and EPC contracts for six domestic AP1000 units, two each, for Georgia Power, South Carolina Electric & Gas and Progress Energy. We anticipate long-term growth in the global nuclear power sector, driven in large part by the U.S., United Kingdom, China, India, Brazil, and Canada. Our support of existing U.S. utilities, combined with our 20% equity investment in Westinghouse, is expected to result in increased levels of activity in this sector for us. Safe and reliable operation of existing plants, concerns about carbon emissions and climate change and incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear construction in the U.S. According to the Nuclear Energy Institute and the Nuclear Regulatory Commission, in the U.S. there are plans for at least 31 new units under development as of May 2009, with the Westinghouse AP1000 design being considered for at least 14 of them. While it is unclear what impact current economic conditions might have on the timing or financing of such projects, we expect that our existing base of nuclear services work, combined with our collaboration with Westinghouse and Toshiba on new plant work, should position us to capitalize on the long-term growth within this industry.
     Please read our disclosures under “Liquidity” later in this report with respect to the circumstances in which our ownership in Westinghouse may be purchased by Toshiba. Information may also be found in Notes 5 and 7 of our financial statements included in this report.
     Clean Coal-Fired Generation. During periods of wide fluctuations in oil and natural gas prices, electric power companies in the U.S. typically pursue construction of new coal-fired power plants utilizing advanced combustion and emission control technologies. Coal-fired capacity is capital intensive to build but has relatively lower operating costs when compared to other fossil fuels. We recognize that future regulations targeting carbon emissions as well as current market conditions are likely to slow future development of coal and other solid fuel-fired power plants. Nevertheless, we believe we are well positioned to capture a significant market share of future coal-fired power plants as they develop either domestically or internationally.
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
     Federal and State environmental regulations and related air quality concerns have increased the need to retrofit existing coal-fired power plants with modern pollution control equipment. On July 11, 2008, the D.C. Circuit Court of Appeals (the Court) vacated the Clean Air Interstate Rule (CAIR) in its entirety in its decision North Carolina v. EPA (Case No. 05-1244). On December 23, 2008, in response to a petition filed by the Environmental Protection Agency (EPA), the Court reversed its decision to vacate CAIR until a new rule is established. The immediate effect of this action on the AQC market is positive because it provides some temporary stability. While new emissions legislation remains undecided, indications point toward increasingly stringent legislation, which is expected to have a positive effect on future demand for AQC services.

     There is also a market for installation of mercury emission controls at existing coal-fired power plants. We have several EPC projects in execution that were partially or fully driven by mercury control requirements. We believe the domestic market for these services could increase in the future as more states establish new rules or as federal regulations become more stringent.
     The market for the selective catalytic reduction (SCR) process to reduce nitrogen oxides continues to be fairly active, and we expect to continue executing and pursuing SCR and particulate control work both domestically and in select international markets.
     Gas-Fired Generation. We continue to observe renewed interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options and take advantage of reduced natural gas prices. Recent initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to new nuclear power plants being completed, are also stimulating renewed demand for gas-fired power plants. Gas-fired plants are less expensive to construct than coal-fired and nuclear plants but tend to have comparatively higher and potentially more volatile operating costs. While it is unclear what the impact of current economic conditions might have on the timing or financing of such projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the U.S. and internationally, and we believe our capabilities and expertise position us well to capitalize on opportunities in this market.
     Renewable Energy. We are also actively pursuing projects using a variety of renewable energy technologies, including geothermal, biomass and concentrating solar, both domestically and internationally.
E&I Segment
     The E&I segment provides integrated engineering, design and construction, regulatory, scientific and program management services for government and private-sector clients worldwide. E&I also designs and executes remediation solutions including the identification of contaminants in soil, air and water. Our team of professionals is strategically located throughout the U.S. and abroad to provide innovative solutions to complex environmental and infrastructure challenges. We also provide project and facilities management and related logistics support for non-environmental construction, emergency response and watershed restoration. Infrastructure services include program management, construction management and operations and maintenance (O&M) solutions to support and enhance domestic and global land, water and air transportation systems. We believe we are well positioned to capture opportunities generated by the American Recovery and Reinvestment Act (ARRA) recently passed by the U.S. Congress.
     Federal Markets. Our core services include design and construction, environmental restoration, regulatory compliance, facilities management and emergency response services to U.S. government agencies, such as the Department of Energy (DOE), the U.S. Army Corps of Engineers (USACE), the Department of Defense (DOD), the EPA and the Federal Emergency Management Agency (FEMA). Environmental restoration activities are centered on engineering and construction services to support customer compliance with the requirements of the Comprehensive Environmental Response, Compensation and Liability Act and the Resource Conservation and Recovery Act. Additionally, we provide regulatory compliance support for the requirements of the Clean Water Act, Clean Air Act and Toxic Substances Control Act. For the DOE, we are currently working at several former nuclear weapons sites including Savannah River, South Carolina, where we are executing the mixed oxide project (MOX), providing engineering, construction and construction management services for a facility that will produce fuel rods for nuclear power plants. The E&I segment also has contracts with the DOE to develop the Next Generation Nuclear Plant and the Global Nuclear Energy Program as a conceptual design engineering service provider.
     For the DOD, we continue to execute design-build efforts associated with the Inner Harbor Navigation Canal Hurricane Protection project in Louisiana, and we are involved in projects at several Superfund sites and Formerly Utilized Sites Remedial Action Program (FUSRAP) sites managed by the USACE. For the U.S. Army, we are working on the Army’s chemical demilitarization program at several sites.
     Our Mission Support and Facilities Management business provides integrated planning and O&M services to federal customers. These services traditionally include operating logistics facilities and equipment, providing public works maintenance services, operating large utilities systems, managing engineering organizations, supervising construction and maintaining public safety services, including police, fire and emergency services. Our customers include the DOE, the National Aeronautics and Space Administration, the U.S. Army and the U.S. Navy.
     We foresee that a significant portion of future DOD and DOE environmental expenditures will continue to be directed to cleaning up domestic and international military bases and to restoring former nuclear weapons facilities. The DOD has determined that there is a need to ensure that the hazardous wastes present at these sites, often located near population centers, do not pose a threat to the surrounding population. We believe that we are well-positioned to assist the DOD with decontamination and remediation activities at these sites. We are pursuing opportunities to expand funding under current DOD contracts, where ARRA funding will be dedicated to shovel-ready projects. Similarly, the DOE has long recognized the need to stabilize and safely store nuclear weapons materials and to remediate areas contaminated with hazardous and radioactive waste, and we believe that we are well positioned to assist DOE with these efforts and to capitalize on current opportunities resulting from ARRA funding. ARRA funds have already been earmarked for work at several project sites currently under contract with the DOE and we are focused on other significant proposals for DOE projects to be funded by ARRA appropriations.
     Commercial, State and Local Markets. Our core services to these markets include environmental consulting, engineering, construction management and O&M services to private-sector and state and local government customers. Full service environmental capabilities include site selection, permitting, design-build, decontamination, demolition, remediation and redevelopment. We provide complete life cycle solid waste management services with capabilities that range from site investigation through landfill design and construction to post-closure O&M or site redevelopment. We also provide sustainability services on a national basis. We assist commercial clients in defining what sustainability means to them and in designing and developing operational concepts to integrate sustainability into their businesses.
     Coastal and Natural Resource Restoration. We have performed wetland construction, mitigation, restoration and related work in the Everglades, the Chesapeake Bay area and other areas throughout the U.S. New opportunities for these types of services are present in both the governmental and commercial markets. The Coastal Wetlands Planning Protection and Restoration Act provides federal funds to conserve, restore and create coastal wetlands and barrier islands, and we believe our E&I segment is positioned to participate in wetlands and coastal restoration work in Louisiana and other locations throughout the U.S.
     Transportation and General Infrastructure. We believe opportunities for our infrastructure-related services will continue with our state and local clients, stimulated by the need for restoration of aging transportation, water, wastewater and other infrastructure systems and by funding available to state and local jurisdictions as a result of ARRA funding. By leveraging our capabilities across several business segments, we believe that we can participate in large scale and localized infrastructure projects by partnering with government agencies and with private entities for design and build services to meet our clients’ needs arising from aging infrastructure, congestion and expansion requirements.
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
E&C Segment
     Our E&C segment provides a range of project related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries. Volatility to our business is possible in the short-to-medium term as a result of the global economic downturn. To the extent our clients’ markets are impacted by the current economic conditions, we could expect a negative impact on E&C segment’s services. In the long-term, as the global economy recovers, we expect expenditures by major oil and petrochemical customers to continue.
     Chemicals. During fiscal year 2008, demand in the chemical industry was strong, fueled by the growth in the economies of China and India, as well as the rising standard of living in other developing economies. In the medium-term, we expect the number of new petrochemical projects to flatten as depressed global economic conditions persist and as credit has tightened in many financial markets. We expect Middle Eastern customers to continue to focus on long-term capacity plans and investments as long-term fundamentals appear to remain solid. Middle Eastern projects, which are still in planning phases, may benefit from decreasing commodity prices and low cost feedstock. In Asia, we believe the demand for chemicals will remain robust, and investment by domestic and international firms is expected to remain high, particularly in the Chinese chemical industry.
     We expect that major oil and petrochemical companies will integrate refining and petrochemical facilities in order to improve their profits, providing additional opportunities for us. In petrochemicals, we have extensive expertise in the construction of ethylene plants, which convert gas and/or liquid hydrocarbon feedstock into ethylene, and derivative facilities, which provide the source of many higher value chemical products, including packaging, pipe, polyester, antifreeze, electronics, tires and tubes. We also perform services related to gas processing including propane dehydrogenation facilities, gas treatment facilities and liquefied natural gas plants.

     Refining. We believe that refiners are searching for new products that can be produced from petroleum and are considering integration of those products into petrochemical facilities. We believe the demand for our services in the refining industry has been driven by refiners’ needs to process a broader spectrum of heavier and traditionally less expensive crude oils and to produce a greater number of products. Over the last two years, the refining sector has experienced considerable investment, mainly in the Middle East and Asia. Throughout the remainder of 2009, we expect refining expenditures to continue at a stable pace in the Middle East. We believe refinery capacity constraints and the demand stimulated by clean fuels and clean air legislation are contributing to increasing opportunities, primarily in the U.S and also the Middle East. In Europe, we expect diesel demand to drive investment, and in addition, we believe conversion processes such as deep catalytic cracking (DCC) and catalytic pyrolysis will increase due to the trend for refinery and petrochemical integration. While the refining process is largely a commodity activity, refinery configuration depends primarily on the grade of crude feedstock available, desired mix of end-products and considerations of capital and operating costs.
     We believe that fluid catalytic cracking (FCC) remains a key refining technology. We have an exclusive agreement with an international customer to license DCC, a key FCC-derived technology that encourages the refiner’s entry into the petrochemical arena. We believe this technology is emerging because of its ability to produce propylene, a base chemical that is in short supply and for which demand is growing faster than that of ethylene.
     Ethylene. Ethylene is an olefin, which is used as a building block for other petrochemicals and polymers. It is produced by the steam cracking of hydrocarbon feedstocks. Ethylene is used in the manufacture of polymers such as polyethylene, polyester, polyvinyl chloride and polystyrene. Ethylene represents one of our core technologies, and it is likely that the global economic slowdown and financial market changes, coupled with the surplus ethylene supply in 2009, may result in ethylene projects being delayed. Despite the anticipated slowing of further investment, we believe additional projects are being planned in the Middle East, where the need for project financing is not as pronounced as some other areas of the world and is less likely to impact the implementation of grassroots facilities. Further, we expect owners to focus on maximizing the productivity of existing assets which could increase the number of debottlenecking and revamp projects. We believe that these projects will provide additional opportunities for us.
     We believe ethylene production from petroleum derived naphtha is declining due to the availability of alternative low-cost ethane feedstock in the Middle East. This change impacts the economic viability of gas feed steam crackers in North America where the natural gas prices are more volatile as a result of commodity market trading conditions. We expect new facilities to favor primarily gas feed crackers based on ethane extracted from natural gas. We estimate our historic market share to be approximately 35% over the last 15 years. We are aware of only four ethylene technology licensor competitors and believe we are well positioned to compete for new opportunities in this market.
Maintenance Segment
     Our Maintenance segment is a market leader, providing a full range of integrated asset life cycle capabilities that compliment our power and process industrial EPC services. We provide clients with reliability engineering, plant engineering, turnaround maintenance, refueling outage maintenance, routine maintenance, modifications, capital construction, off-site modularization, offshore fabrication, support and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial facilities, as well as offer predictive and preventative maintenance. We offer comprehensive services to clients in combinations that increase capacity, reduce expenditures and optimize cost to enable the highest return on critical production assets within their facilities. Maintenance segment services are provided at client work sites located primarily in North America.
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
     Chemical Plant/Refinery Maintenance and Capital Construction. We have a continuous presence in approximately 90 U.S. field locations serving alternative energy, petrochemicals, specialty chemicals, oil and gas, manufacturing and refining markets. We believe that specialty chemicals, clean fuel programs and refining markets provide us with the best long-term growth opportunities. Expansion of these markets has been enhanced by governmental regulations supporting cleaner burning fuels and impending infrastructure and stimulus programs. Our Maintenance segment also includes a capital construction component serving existing chemicals and petrochemicals clients and which includes an array of grassroots green-field projects. Our construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.
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
     We believe our induction pipe bending technology is one of the most advanced, sophisticated and efficient technologies available. We utilize this technology and related equipment to bend pipe made of carbon steel and alloy items for industrial, commercial and architectural applications. Pipe bending in a shop can provide significant savings in labor, time and material costs when compared to field fabrication performed in many industrialized countries. Pipe bending also increases the product strength when compared to welding. Additionally, we have commenced a robotics program that we believe may result in increased productivity and quality levels. By utilizing robotics, as well as new welding processes and production technology, we are able to provide our customers a complete range of fabrication services.
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
     Manufacturing and Distribution. We operate manufacturing facilities in Louisiana and New Jersey where products are ultimately sold to operating plants and engineering and construction firms, as well as to our other business segments. Manufacturing our own pipe fittings and maintaining inventories of fittings and pipe enables us to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total costs. We operate distribution centers in Louisiana, Oklahoma, Texas, Georgia and New Jersey that distribute our products and products manufactured by third parties.
     Module Fabrication Facility. We are in the process of constructing a major fabrication facility in Lake Charles, Louisiana that is expected to supply major equipment assemblies to be used primarily in the construction of AP1000 nuclear power plants.

Investment in Westinghouse Segment
     Our Investment in Westinghouse segment includes our Westinghouse Equity, which we acquired on October 16, 2006 (the first quarter of our fiscal year 2007) from Toshiba. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants to help keep nuclear power plants operating safely and competitively worldwide. We believe that Westinghouse products and services are being utilized in approximately half of the world’s operating nuclear plants, including 60% of those in the United States. We are aware of plans for at least 31 new domestic reactors, with the Westinghouse advanced passive AP1000 design being considered for at least 14 of them. Internationally, Westinghouse technology is currently being used for six reactors being constructed in South Korea and four reactors in China and is being considered for numerous new reactors in multiple countries. Please see our disclosures under Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 —Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements and “Liquidity” below with respect to circumstances in which our ownership in Westinghouse may be purchased by Toshiba.
     Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. In connection with our Investment in Westinghouse, we entered into JPY denominated Put Option Agreements (Put Option) with Toshiba, providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined “Exercise Period.” Per the Put Option, the Exercise Period commences the earlier of March 31, 2010, or the occurrence of a “Toshiba Event” which is caused by, among other things, certain Toshiba financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009 because it failed to maintain a minimum consolidated net worth of JPY 800 billion. Due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct an exercise of the Put Option. For additional information, see Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 — Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements and in “Liquidity” below.
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
Comments Regarding Future Operations
     Historically, we have used acquisitions to pursue market opportunities and to augment or increase existing capabilities, and we may continue to do so. However, all comments concerning our expectations for future revenue and operating results are based on our forecasts for existing operations and do not include the impact of future acquisitions. In addition, the financial crisis that adversely impacted U.S. equity markets throughout 2008 continues in 2009 to weigh heavily on the share prices of many engineering and construction companies, including ours. It is uncertain what impact these reduced share prices may have on the engineering and construction industry and us. At the time of this filing, it is uncertain what impact the financial/credit crisis may have on our business. Nevertheless, we remain optimistic about our long-term growth opportunities as we are focused on expanding our position in the growing power markets where investments by regulated electric utilities tend to be based on electricity demand forecasts covering decades into the future.
Overview of Results and Outlook
     While cash from operating activities during the quarter ended May 31, 2009 was the highest we have reported to date, our earnings were mixed. Our F&M, E&C and E&I segments generated significant operating income while operating income in our Maintenance and Fossil & Nuclear segments was less than anticipated. The quarter also included significant pre-tax non-cash charges in our Investment in Westinghouse segment relating to a foreign exchange translation loss from the limited recourse JPY-denominated debt ($33.2 million), the expensing of deferred financing costs of $6.6 million associated from the original issuance of the JPY-denominated debt in 2006, and the expensing of the original issuance bond discount of $22.8 million. The non-cash foreign exchange translation loss resulted from the yen’s depreciation against the dollar during the quarter while the other charges were consequences of the Toshiba Event, which caused a reclassification of our Investment in Westinghouse and the corresponding JPY-denominated debt from long-term to short-term in our accompanying consolidated balance sheet.

     Our F&M segment continued to perform well with increases in revenue, gross profit, gross profit percentage and operating income from the previous quarter. The increase in F&M’s gross profit, gross profit percentage and operating income were partially the result of increases in the number of higher margin bending machine sales during the quarter. We expect the current economic conditions and the slowing of new build projects in the oil refinery, petrochemical and chemical industries to have a negative impact on the volume of business and earnings of our F&M segment for the next six to nine months.
     Our E&C segment’s results were driven primarily by good execution of existing higher margin engineering projects. We expect to continue working off the existing projects in backlog of new orders over the next few quarters and expect the volume, and consequently the quarterly earnings of this segment to decline from the level generated during the first three quarters of fiscal 2009 as the existing projects are completed.
     Our E&I segment’s performance was driven by strong operating results from our U.S. Federal Government market primarily led by a hurricane protection project with the USACE in southeast Louisiana, our MOX project for the DOE in South Carolina and our environmental remediation and consulting services.
     Our Maintenance segment experienced increased revenues from the prior quarter, but margins remain low. The increases in revenue and operating income were due primarily to timing of refueling outages performed at nuclear power plants which traditionally take place during the first and third quarters of our fiscal year. We expect the current economic conditions to increase the demand for maintenance services in the sectors we serve as well as capital construction and uprate projects which increase electric power generation at existing nuclear power plants as clients seek to increase the capacity and life of these facilities.
     Our Fossil & Nuclear segment experienced an increase in revenue and operating income over the prior quarter attributable to increased activity on nuclear and coal new build projects in the early phases of work.  The prior quarter was also significantly impacted by cost growth on a new build coal construction project.  This segment also contributed significant operating cash flow during the current period primarily from favorable working capital movements.
     During the quarter, we generated $431.8 million in operating cash flow. The increase in our cash flow was due primarily to favorable working capital movements and earnings on our existing contracts. During the quarter, we were released to commence execution of our third multi-billion dollar EPC contract for two new AP1000 nuclear power plant reactors in the U.S., which helped increase our backlog of unfilled orders to a record $22.9 billion. The three EPC nuclear contracts are in their early stages of execution and are forecast to begin having a more significant impact on our revenues during our fiscal year 2010 and beyond. During the quarter, we were notified by our client that the schedule of the EPC contract for two new nuclear reactors in Florida was being extended.
     The global economic conditions and the reduced availability of credit pose risks to our businesses as clients may defer or cancel capital intensive projects. We believe our strong backlog and our focus on working for high quality credit clients such as regulated electric utilities, the U.S. government and national and international oil companies help to mitigate this risk, although we can provide no assurance in this regard. To the extent our clients’ ability to access the debt and equity markets are substantially constrained, their ability to finance projects would be adversely affected, which, in turn, could have a material adverse affect on our results of operations. In addition, our growing nuclear project portfolio will require us to make commitments to third party vendors or suppliers significantly greater than has been typical of our other projects to date. Any delays or failure by our clients to pay us on a timely basis could materially adversely affect our business. We are positioning ourselves to take advantage of additional work that may become available from the American Recovery and Reinvestment Act of 2009, but we are unable to predict how, when or to what extent this potential additional work may impact our operating results. For additional information about the risks and uncertainties that could impact our business, please see Part I, Item 1A — Risk Factors and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 2008 Form 10-K.
Consolidated Results of Operations
Consolidated Revenues:

(dollars in millions)	May 31, 2009	May 31, 2008	$ Change	% Change
		(Restated)
Three months ended	$1,848.4	$1,813.1	$35.3	1.9%
Nine months ended	$5,416.4	$5,169.8	$246.6	4.8%

     The increase in consolidated revenues during the three and nine months ended May 31, 2009 compared to the prior fiscal year was due primarily to increases in our E&I and F&M segments. Our E&I segment experienced increased revenues due to higher volumes of U.S. Federal Government work primarily as a result of our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana, while our F&M segment experienced increased fabrication sales in our North American operations. Our E&C segment experienced increased revenues during the quarter due to the execution of existing high margin contracts that had been awarded during the prior two years.
Consolidated Gross Profit:

(dollars in millions)	May 31, 2009	May 31, 2008	$ Change	% Change
		(Restated)
Three months ended	$163.0	$172.9	$(9.9)	(5.7)%
Nine months ended	$453.4	$431.9	$21.5	5.0%
     The decrease in our consolidated gross profit for the three months ended May 31, 2009 compared to May 31, 2008 was due primarily to cost increases on two major contracts in our Fossil & Nuclear segment and to a lesser extent, reduced margins in our Maintenance Segment. Offsetting these were increases in gross profits for our E&I and F&M segments resulting from increases in the volumes and margins in those segments.
     See Segment Results of Operation for additional information describing the performance of each of our reportable segments.
Consolidated General & Administrative Expenses (G&A):

(dollars in millions)	May 31, 2009	May 31, 2008	$ Change	% Change
		(Restated)
Three months ended	$78.6	$72.3	$6.3	8.7%
Nine months ended	$222.1	$212.9	$9.2	4.3%
     Consolidated general and administrative expenses increased for the three and nine months ended May 31, 2009 as compared to the same periods in the prior fiscal year due primarily to increases in provisions for non-income related taxes and to a lesser extent, an increase in the number of permanent staff. We expect our quarterly G&A to increase for the remainder of the fiscal year due to anticipated additional costs resulting from increased sales proposal costs.
Consolidated Interest Expense:

(dollars in millions)	May 31, 2009	May 31, 2008	$ Change	% Change
		(Restated)
Three months ended	$40.4	$11.6	$28.8	248.3%
Nine months ended	$64.0	$34.7	$29.3	84.4%
     Consolidated interest expense for the three and nine months ended May 31, 2009 increased primarily due to the occurrence of the Toshiba Event. As a result of the Toshiba Event, we were required to expense the remaining deferred financing costs of $6.6 million and the original issuance bond discount of $22.8 million in the current period. Other interest expense was comparable to the same periods in the prior fiscal year and consisted primarily of interest on our JPY-denominated bonds associated with our investment in Westinghouse.
Consolidated Income Taxes:

(dollars in millions)	May 31, 2009	May 31, 2008	$ Change	% Change
		(Restated)
Three months ended	$6.8	$32.9	$(26.1)	(79.3)%
Nine months ended	$6.8	$39.0	$(32.2)	(82.6)%
     Our consolidated tax rate, based on income before income taxes, minority interest and earnings from unconsolidated entities, for the three and nine months ended May 31, 2009, was a provision of 48% and 59%, respectively. In comparison, our consolidated tax rate for the three and nine months ended May 31, 2008 was a provision of 37%. We treat unrealized foreign currency gains and losses on the JPY-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. For the three months ended May 31, 2009, we recorded provisions for other discrete items totaling $5.2 million, primarily for uncertain tax positions and adjustments identified in the filing of tax returns. The nine months ended May 31, 2009 includes provisions for net discrete items of $10.8 million relating to uncertain tax positions, adjustments identified in the filing of tax returns as well as a benefit for the retroactive effect of the renewal of the Work Opportunity Tax Credit. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains, earnings in the respective tax jurisdictions, decreases in certain non-deductible expenses and an increase in the provision for uncertain tax positions. We expect our fiscal 2009 annual effective tax rate, excluding discrete items, to be approximately 37%.
Consolidated Earnings from Unconsolidated Entities, net of income taxes:

(dollars in millions)	May 31, 2009	May 31, 2008	$ Change	% Change

Three months ended	$4.9	$7.9	$(3.0)	(38.0)%
Nine months ended	$12.2	$15.2	$(3.0)	(19.7)%
     The decrease in earnings from unconsolidated entities for the three and nine months ended May 31, 2009, as compared to the same period in the prior fiscal year, was primarily due to reductions in activity in our unconsolidated entities.
Consolidated Net Income):

(dollars in millions)	May 31, 2009	May 31, 2008	$ Change	% Change
		(Restated)
Three months ended	$7.9	$52.0	$(44.1)	(84.8)%
Nine months ended	$4.3	$58.1	$(53.8)	(92.6)%
     The decrease in consolidated net income for the three months ended May 31, 2009, as compared to May 31, 2008 was due primarily to non-cash foreign exchange translation losses of $33.2 resulting from the limited recourse JPY-denominated debt. The decrease for the nine months ended May 31, 2009, as compared to May 31, 2008, was due primarily to non-cash foreign exchange translation losses of $163.5 million resulting from the limited recourse JPY-denominated debt, the expensing of the remaining deferred financing costs and the original issuance bond discount associated with our Investment in Westinghouse and decreased profitability in our Fossil & Nuclear and Maintenance segments.
Segment Results of Operations
     The following comments and tables compare selected summary financial information related to our segments for the three and nine months ended May 31, 2009 and May 31, 2008 (dollars in millions).

	Three Months Ended
	2009	2008	$ Change	% Change
		(Restated)
Revenues:
Fossil & Nuclear	$644.5	$681.0	$(36.5)	(5.4)%
E&I	451.8	349.6	102.2	29.2
E&C	339.0	338.3	0.7	0.2
Maintenance	232.5	309.8	(77.3)	(25.0)
F&M	179.4	133.5	45.9	34.4
Corporate	1.2	0.9	0.3	NM

Total revenues	$1,848.4	$1,813.1	$35.3	1.9%

Gross profit:
Fossil & Nuclear	$34.1	$48.4	$(14.3)	(29.5)%
E&I	36.5	25.2	11.3	44.8
E&C	40.9	44.8	(3.9)	(8.7)
Maintenance	5.9	17.7	(11.8)	(66.7)
F&M	44.3	35.7	8.6	24.1
Corporate	1.3	1.1	0.2	NM

Total gross profit	$163.0	$172.9	$(9.9)	(5.7)%

	Three Months Ended
	2009	2008	$ Change	% Change
		(Restated)
Gross profit percentage:
Fossil & Nuclear	5.3%	7.1%
E&I	8.1	7.2
E&C	12.1	13.2
Maintenance	2.5	5.7
F&M	24.7	26.7
Corporate	NM	NM
Total gross profit percentage	8.8%	9.5%

Income (loss) before income taxes, minority interest and earnings from unconsolidated entities:
Fossil & Nuclear	$22.0	$38.5	$(16.5)	(42.9)%
E&I	18.7	7.4	11.3	152.7
E&C	29.2	36.8	(7.6)	(20.7)
Maintenance	3.2	14.5	(11.3)	(77.9)
F&M	35.5	29.1	6.4	22.0
Investment in Westinghouse	(72.7)	(18.5)	(54.2)	293.0
Corporate	(21.6)	(19.6)	(2.0)	10.2

Total income (loss) before income taxes, minority interest and earnings from unconsolidated entities	$14.3	$88.2	$(73.9)	(83.8)%

NM —	Not Meaningful.

	Nine Months Ended
	2009	2008	$ Change	% Change
		(Restated)
Revenues:
Fossil & Nuclear	$1,873.1	$1,918.7	$(45.6)	(2.4)%
E&I	1,303.1	1,083.9	219.2	20.2
E&C	992.0	907.9	84.1	9.3
Maintenance	739.3	844.9	(105.6)	(12.5)
F&M	505.3	412.2	93.1	22.6
Corporate	3.6	2.2	1.4	NM

Total revenues	$5,416.4	$5,169.8	$246.6	4.8%

Gross profit:
Fossil & Nuclear	$54.7	$125.6	$(70.9)	(56.4)%
E&I	111.3	73.8	37.5	50.8
E&C	154.0	76.8	77.2	100.5
Maintenance	16.1	44.3	(28.2)	(63.7)
F&M	113.7	108.6	5.1	4.7
Corporate	3.6	2.8	0.8	NM

Total gross profit	$453.4	$431.9	$21.5	5.0%

Gross profit percentage:
Fossil & Nuclear	2.9%	6.5%
E&I	8.5	6.8
E&C	15.5	8.5
Maintenance	2.2	5.2
F&M	22.5	26.3
Corporate	NM	NM
Total gross profit percentage	8.4%	8.4%

	Nine Months Ended
	2009	2008	$ Change	% Change
		(Restated)
Income (loss) before income taxes, minority interest and earnings from unconsolidated entities:
Fossil & Nuclear	$12.2	$95.8	$(83.6)	(87.2)%
E&I	62.4	22.6	39.8	176.1
E&C	124.2	57.2	67.0	117.1
Maintenance	7.4	35.0	(27.6)	(78.9)
F&M	91.9	88.3	3.6	4.1
Investment in Westinghouse	(223.9)	(135.1)	(88.8)	65.7
Corporate items and eliminations	(62.7)	(58.8)	(3.9)	6.6

Total income before income taxes, minority interest and earnings from unconsolidated entities	$11.5	$105.0	$(93.5)	(89.0)%

NM —	Not Meaningful
     The following table presents our revenues by geographic region generally based on the site location of the project for the three and nine months ended May 31, 2009 and May 31, 2008.

	Three Months Ended				Nine Months Ended
	2009		2008		2009		2008
			(Restated)				(Restated)
	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,429.0	77%	$1,404.5	78%	$4,244.5	78%	$4,066.3	78%
Asia/Pacific Rim	276.2	15	153.9	8	674.7	12	352.8	7
Middle East	74.0	4	185.7	10	303.5	6	544.1	11
Canada	15.6	1	7.5	—	27.9	1	16.0	—
Europe	35.5	2	45.7	3	102.5	2	141.7	3
South America and Mexico	11.9	—	9.5	1	43.5	1	25.9	1
Other	6.2	1	6.3	—	19.8	—	23.0	—

Total revenues	$1,848.4	100%	$1,813.1	100%	$5,416.4	100%	$5,169.8	100%

Business Segment Analysis
Fossil & Nuclear Segment
     Our Fossil & Nuclear segment continues to be well positioned in the markets we serve including the developing nuclear power reactor market. While domestically, our three multi-billion dollar projects are in the early execution stages the associated revenues and contract profits have helped offset decreases in emission related projects as our work on several of these projects has reached completion. The quarterly results for this segment were negatively impacted by increased costs on a new build coal plant project and on an air quality control project being executed under fixed-price arrangements.
Revenues (3rd Quarter)
     The Fossil & Nuclear segment’s revenues decreased $36.5 million, or 5.4%, to $644.5 million for the three months ended May 31, 2009 from $681.0 million in the same period in the prior fiscal year. This decrease was due primarily to the nearing or reaching completion on several AQC projects and one major new coal plant construction project, as well as the percent complete impact of increased estimated costs at completion on a coal fired power plant project and an AQC project. These decreases in revenues were partially offset by progress on projects for new plant construction on coal and gas-fired units in the U.S., as well as work on nuclear AP1000 units both domestically and in China.
Gross profit and gross profit percentage (3rd Quarter)
     Gross profit decreased $14.3 million, or 29.5%, to $34.1 million for the three months ended May 31, 2009 from $48.4 million in the same period in the prior fiscal year. Our gross profit percentage decreased to 5.3% for the three months ended May 31, 2009 from 7.1% in the same period in the prior fiscal year. The decrease in our gross profit and gross profit percentage was primarily due to forecast cost increases from labor productivity on a new coal plant construction project and from increased labor costs on an air-quality control modification project. These cost increases were partially offset by continued progress on new build coal plant construction projects, as well as work on the three EPC nuclear AP1000 projects.

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
     The decrease in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $16.5 million, or 42.9%, to $22.0 million for the three months ended May 31, 2009 from $38.5 million in the same period in the prior fiscal year was primarily attributable to the decrease in gross profit described above along with an increase in general and administrative expenses related to the support of our backlog of work.
Revenues (Year to Date)
     The Fossil & Nuclear segment’s revenues decreased $45.6 million, or 2.4%, to $1,873.1 million for the nine months ended May 31, 2009 from $1,918.7 million in the same period in the prior fiscal year. This decrease was primarily attributable to nearing completion on a significant new coal plant construction project and a decline in AQC revenues as several projects neared or reached completion. Also contributing to the lower revenues were approximately $142.0 million of revenue reductions resulting from an increase in the estimated costs at completion on two new coal plant construction projects and a back-end modification project, driven primarily by labor productivity. These reductions were partially offset by progress on early stage projects for new plant construction on coal and gas-fired units and work on nuclear AP1000 units both domestically and in China.
Gross profit and gross profit percentage (Year to Date)
     Gross profit decreased $70.9 million, or 56.4%, to $54.7 million for the nine months ended May 31, 2009 from $125.6 million in the same period in the prior fiscal year. Our gross profit percentage decreased to 2.9% for the nine months ended May 31, 2009 from 6.5% in the same period in the prior fiscal year. The decrease in our gross profit and gross profit percentage was primarily due to the changes in the forecasted estimated costs at completion on the AQC back-end technology project and two coal plant construction projects noted above.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     The decrease in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $83.6 million, or 87.2%, to $12.2 million for the nine months ended May 31, 2009 from $95.8 million in the same period in the prior fiscal year was primarily attributable to the factors impacting gross profit as described above along with an increase in general and administrative expenses related to the support of our backlog of work.
Environmental & Infrastructure (E&I) Segment
     Our E&I segment’s revenues increased during the third quarter of fiscal year 2009 as compared to the same period in the prior year. Our federal services experienced significant growth in the third quarter of fiscal year 2009 primarily due to our work on a hurricane protection project for the U.S. Army Corps of Engineers in southeast Louisiana.
     We expect fiscal year 2009 revenues to be greater than fiscal year 2008 revenues based on projections for increased amounts of U.S. Government related work already in backlog and work expected to be awarded in the fourth quarter. We are well positioned to address both upcoming federal government and commercial business activities for consulting, engineering and construction services to be awarded from the recently enacted American Recovery and Reinvestment Act of 2009. Portions of the funding under this act are expected to be awarded under existing government programs previously awarded.
Revenues (3rd Quarter)
     The increase in E&I revenues of $102.2 million, or 29.2%, to $451.8 million for the three months ended May 31, 2009 from $349.6 million for the same period in the prior fiscal year, was primarily attributable to our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana and increased construction activity from our MOX project for the DOE in South Carolina. The increase in revenues was partially offset by decreased public works and logistic services for the U.S. Army and from the fact we exited the military housing construction business previously undertaken via several joint ventures. We sold our interest in the housing privatization projects in the first quarter of fiscal year 2009.
Gross profit and gross profit percentage (3rd Quarter)
     E&I gross profit increased $11.3 million, or 44.8%, to $36.5 million for the three months ended May 31, 2009 from $25.2 million for the same period in the prior fiscal year. Gross profit percentage increased to 8.1% for the three months ended May 31, 2009 from

7.2% for the same period in the prior fiscal year. The increase in gross profit was primarily attributable to our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana and from a positive impact from higher utilization rates, which also increased gross profit percentage. The increase in gross profit and gross profit percentage was partially offset by lower gross profit and gross profit percentage earned in the current period on our MOX project for the DOE in South Carolina as compared to the same period of the prior fiscal year.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
     The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $11.3 million, or 152.7%, to $18.7 million for the three months ended May 31, 2009 from $7.4 million for the same period in the prior fiscal year, was primarily attributable to the factors impacting gross profit as well as a reduction in general and administrative expenses due to lower legal and professional services costs.
Revenues (Year to Date)
     The increase in E&I revenues of $219.2 million, or 20.2%, to $1,303.1 million for the nine months ended May 31, 2009 from $1,083.9 million for the same period in the prior fiscal year, was primarily attributable to our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana, recovery and restoration services resulting from the September 2008 hurricanes in the Gulf Coast region of the U.S., increased construction activity from our MOX project for the DOE in South Carolina and increased environmental remediation and consulting services. The increase in revenues during the period was partially offset by decreased public works and logistic services for the U.S. Army and decreased revenues for construction of military housing projects through military housing privatization joint ventures. We sold our interest in the housing privatization projects in the first quarter of fiscal year 2009.
Gross profit and gross profit percentage (Year to Date)
     E&I gross profit increased $37.5 million, or 50.8%, to $111.3 million for the nine months ended May 31, 2009 from $73.8 million for the same period in the prior fiscal year. Gross profit percentage increased to 8.5% for the nine months ended May 31, 2009 from 6.8% for the same period in the prior fiscal year. The increase in gross profit was primarily attributable to our work on a hurricane protection project with the U.S. Army Corps of Engineers in southeast Louisiana. The increase in gross profit percentage (and, to a lesser extent, the increase in gross profit), was due primarily to recovery and restoration services for the September 2008 hurricanes along with a positive impact from higher utilization rates. In addition, a favorable variance in current year gross profit percentage resulted from recording no gross profit on revenues recorded in the same period in the prior fiscal year on the consolidated military housing privatization joint ventures. The increase in gross profit and gross profit percentage was partially offset by lower gross profit and gross profit percentage earned in the current period on our MOX project for the DOE in South Carolina as compared to the same period of the prior fiscal year.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     The increase in income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities of $39.8 million, or 176.1%, to $62.4 million for the nine months ended May 31, 2009 from $22.6 million for the same period in the prior fiscal year was primarily attributable to the factors impacting gross profit combined with a reduction in general and administrative expenses related to business development and proposal costs.
Energy & Chemical (E&C) Segment
     During the third quarter, our E&C segment continued its strong performance. E&C revenues were primarily derived from previously existing and higher margin projects in backlog. We continue pursuing significant opportunities, primarily in the Middle East and Asia, but due to current global economic uncertainties, we have experienced a decreased level of new bookings. We believe that this may lead to a corresponding decline in revenues and operating income for this segment.
Revenues (3rd Quarter)
     For the three months ended May 31, 2009, E&C’s revenues increased $0.7 million, or 0.2%, to $339.0 million from $338.3 million for the same period in the prior fiscal year. Included in these revenues were customer furnished material and pass through revenues of $115.1 million and $127.1 million for the three months ended May 31, 2009 and May 31, 2008, respectively, for which we recognize no gross profit or loss. The most significant component in E&C’s higher revenue for the current quarter was increased activity on a major international petrochemical project. Offsetting the increase was the release of performance guarantees at one of our consolidated joint ventures in the third quarter of the prior year.
Gross profit and gross profit percentage (3rd Quarter)
     E&C’s gross profit decreased $3.9 million, or 8.7%, to $40.9 million for the three months ended May 31, 2009 from $44.8 million for the same period in the prior fiscal year. This decrease was primarily due to the release of performance guarantees in the third quarter of the prior year at our consolidated joint venture. This item contributed $13.0 million to gross profit in the prior year.
     Gross profit percentage decreased to 12.1% during the three months ended May 31, 2009 from 13.2% for the same period in the prior fiscal year, primarily due to the release of performance guarantees of $13.0 (approximately $8.5 million after minority interest) million in the prior year at our consolidated joint venture.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
     E&C segment income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities decreased $7.6 million, or 20.7%, to $29.2 million for the three months ended May 31, 2009 from $36.8 million for the same period in the prior fiscal year. The primary factor contributing to the decrease in E&C’s income before income taxes, minority interest and earnings (loss) from unconsolidated entities was related primarily to the release of performance guarantees in the prior year.
Revenues (Year to Date)
     For the nine months ended May 31, 2009, the increase in E&C revenues was $84.1 million, or 9.3%, to $992.0 million in the nine months ended May 31, 2009 from $907.9 million for the same period in the previous fiscal year. This increase was primarily attributable to an increased number of projects for engineering services and procurement projects and increased activity on a major international petrochemical project for the nine months ended May 31, 2009 as compared to the same period in the previous fiscal year. Included in E&C’s revenue were $317.9 million and $370.5 million for the nine months ended May 31, 2009 and 2008, respectively, of customer furnished materials for which we recognize no gross profit or loss.
Gross profit and gross profit percentage (Year to Date)
     For the nine months ended May 31, 2009, E&C’s gross profit increased $77.2 million, or 100.5%, to $154.0 million from $76.8 million for the same period in the prior fiscal year. This increase was primarily due to an increase in engineering services project activity during the first half of the current fiscal year as compared to the same period in the prior year, increased margins on work currently being executed, and higher gross profit associated with lower estimated costs at completion related to an excess accrual for foreign withholding taxes. The prior year’s results included a charge of $7.3 million related to a loss contract and an increase in gross profit of $13.0 million due to the release of the performance guarantees at a consolidated joint venture.
     Gross profit percentage increased to 15.5% during the nine months ended May 31, 2009 from 8.5% for the same period in the prior fiscal year. The increase in gross profit percentage was primarily due to the increases noted above, lower customer furnished material revenue during fiscal year 2009 for which we recognize no gross profit or loss, offset by the release of performance guarantees of a consolidated joint venture.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     For the nine months ended May 31, 2009, our E&C segment’s income (loss) before income taxes, minority interest and earnings (loss) from unconsolidated entities increased $67.0 million, or 117.1%, to $124.2 million from $57.2 for the same period in the prior fiscal year due primarily the increases noted above.
Maintenance Segment
     Our Maintenance segment experienced decreased activity during the third quarter of our fiscal year 2009 as compared to the same period of fiscal year 2008 driven primarily by a lower volume of nuclear outage work performed in the U.S. Nuclear reactor units generally undergo an outage for refueling every 18 to 24 months. The timing of such outages impacts the volume of revenues and contract profits for this segment. We provided service during seven nuclear refueling outages in the three months ended May 31, 2009 as compared to eleven nuclear refueling outages in the three months ended May 31, 2008. Also contributing to the decrease was a decline in volume of work for clients engaged in process related industries such as oil refineries, petrochemical and chemical plants.
     For the nine months ended May 31, 2009 as compared to the same period of fiscal year 2008, our capital construction business within the Maintenance segment experienced a significant decline, primarily due to a large capital project that reached substantial completion in 2008.
Revenues (3rd Quarter)
     The decrease in Maintenance revenues of $77.3 million, or 25.0%, to $232.5 million for the three months ended May 31, 2009 from $309.8 million for the same period in the prior fiscal year was primarily attributable to a decrease in the volume of nuclear maintenance work performed during refueling outages as compared to the same period of fiscal year 2008. There was also a decline in the revenues of the process maintenance business caused by lower volume of work as this industry has been impacted by economic factors.
Gross profit and gross profit percentage (3rd Quarter)
     Gross profit decreased $11.8 million, or 66.7%, to 5.9 million for the three months ended May 31, 2009 from $17.7 million for the same period in the prior fiscal year. Gross profit percentage decreased to 2.5% for the three months ended May 31, 2009 from 5.7% for the same period in the prior fiscal year. The decline in gross profit and gross profit percentage was primarily attributable to a lower contribution margin on projects in our capital construction and process maintenance businesses. In the capital construction business, we reached substantial completion on a major capital construction project in late fiscal year 2008, which contributed a strong profit margin in the three months ended May 31, 2008. Although the revenues in the capital construction business were replaced in the three months ended May 31, 2009, the margin contribution levels of the same period of fiscal year 2008 were not attained. Also contributing to the lower gross profit and gross profit percentage was the lower contribution margin of our process maintenance business.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $11.3 million, or 77.9%, to 3.2 million for the three months ended May 31, 2009 from $14.5 million for the same period in the prior fiscal year primarily due to the changes in gross profit discussed above. General and administrative expenses in the three months ended May 31, 2009, as compared to the same period in the prior fiscal year, are consistent. In addition, the three months ended May 31, 2008 had a higher level of other income primarily associated with the gain on the sale of assets as compared to the same period of fiscal year 2009.
Revenues (Year to Date)
     The decrease in Maintenance revenues of $105.6 million, or 12.5%, to $739.3 million for the nine months ended May 31, 2009 from $844.9 million for the same period in the prior fiscal year was primarily attributable to the decline in capital construction revenues. A major capital construction project was ongoing during the first nine months of fiscal year 2008 and was substantially complete towards the end of fiscal year 2008. Although other projects were ongoing during the nine months ended May 31, 2009, overall they did not match the revenue contributed during fiscal year 2008 driven primarily by this large capital construction project. This decline was partially offset by increases in revenues from our specialty services business.
Gross profit and gross profit percentage (Year to Date)
     Gross profit decreased $28.2 million, or 63.7%, to $16.1 million for the nine months ended May 31, 2009 from $44.3 million for the same period in the prior fiscal year. Gross profit percentage decreased to 2.2% for the nine months ended May 31, 2009 from 5.2% for the same period in the prior fiscal year. The decline in gross profit was primarily attributable to the settlement reached with the owner of a major domestic plant where we experienced execution issues associated with productivity and delays on a power project that resulted in a pre-tax loss during the nine months ended May 31, 2009. Also contributing to the decrease in gross profit and gross profit percentage was the substantial completion of a major capital construction project in late fiscal year 2008. This project contributed higher gross profit percentages during the first nine months of fiscal year 2008 in comparison to routine maintenance services that we traditionally provide. Finally, the decline in gross profit was also caused by an increase in estimated costs at completion due to the impacts of hurricanes and subcontractor issues on a capital construction project along the U.S. Gulf Coast, which resulted in a pre-tax loss during the nine months ended May 31, 2009.

     The above decreases in gross profit in fiscal year 2009 were offset somewhat by a settlement with an owner over project incentives on a major domestic power construction project.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $27.6 million, or 78.9%, to $7.4 million for the nine months ended May 31, 2009 from $35.0 million for the same period in the prior fiscal year primarily due to the changes in gross profit discussed above and slightly higher general and administrative expenses in the first half of fiscal year 2009 as compared to the first half of fiscal year 2008. In addition, the nine months ended May 31, 2008 had a higher level of other income primarily associated with the gain on the sale of assets as compared to the same period of fiscal year 2009.
Fabrication and Manufacturing (F&M) Segment
     Our F&M segment continues to service global demand for our pipe and steel fabrication services as well as our manufacturing and distribution capabilities. Although current economic conditions did not play a significant factor in our performance for the three months ended May 31, 2009, we believe certain of our clients are becoming more cautious about major capital expenditures. We believe our new Mexico facility, which has significant production capabilities combined with competitive costing for both fabrication pipe and steel, affords us an advantage in markets that appear to be becoming more competitive.
     We continued construction of a new fabrication facility in Lake Charles, Louisiana that will supply nuclear structural and equipment modules to be used primarily in the construction of the AP1000 nuclear power plants. Facility construction continues on schedule, and we anticipate the initiation of production in the first quarter of fiscal 2010. This facility has the potential to be a source of future growth for the F&M segment.
     We will strive to maintain our current volume levels throughout the remainder of our fiscal year 2009; however, we believe our clients are expecting to receive lower prices due to current economic conditions. This in turn is expected to negatively impact our gross profit margins in fiscal year 2010.
Revenues (3rd Quarter)
     F&M segment revenues increased $45.9 million, or 34.4%, to $179.4 million for the three months ended May 31, 2009 from $133.5 million for the same period in the prior fiscal year. This increase was due to increased fabrication sales in our North American operations, including Mexico. Our sales of three bending machines in the Netherlands also impacted the three months ended May 31, 2009, as they were not present in the prior comparative period. These increased revenues offset the effects due to delays in project starts for our joint venture in the Middle East and a decline in our distribution business.
Gross Profit and Gross Profit Percentage (3rd Quarter)
     F&M gross profit increased $8.6 million, or 24.1%, to $44.3 million for the three months ended May 31, 2009 from $35.7 million for the same period in the prior fiscal year. The increase in fabrication sales volume contributed to the increase in gross profit. Gross profit percentage decreased to 24.7% for the three months ended May 31, 2009 from 26.7% for the same period in the prior fiscal year due to a delay in customer furnished material projects at our foreign facilities and moderating margins in our distribution and structural businesses.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (3rd Quarter)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities increased $6.4 million, or 22.0%, to $35.5 million for the three months ended May 31, 2009 from $29.1 million for the same period in the prior fiscal year due to the changes in revenue and gross profit addressed above combined with added costs related to the addition of personnel at our new fabrication facility in Lake Charles, Louisiana.
Revenues (Year to Date)
     F&M segment revenues increased $93.1 million, or 22.6%, to $505.3 million for the nine months ended May 31, 2009 from $412.2 million for the same period in the prior fiscal year. This increase was primarily due to revenues at our new Mexico facility, which was not in operation during the prior period. We also continued to increase revenues in our pipe fabrication and distribution lines primarily from our refining and power generation customers.
Gross Profit and Gross Profit Percentage (Year to Date)
     F&M gross profit increased $5.1 million, or 4.7%, to $113.7 million for the nine months ended May 31, 2009 from $108.6 million for the same period in the prior fiscal year. Our gross profit percentage decreased to 22.5% for the nine months ended May 31, 2009 from 26.3% for the same period in the prior fiscal year. Our gross profit and gross profit percentage were impacted by our Mexico facility costs, one-time rework expenses at one pipe fabrication facility and a decline in gross profit for our Middle East joint venture as it experienced a delay for a significant project.
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities (Year to Date)
     Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities increased $3.6 million, or 4.1%, to $91.9 million for the nine months ended May 31, 2009 from $88.3 million for the same period in the prior fiscal year due to the changes in revenue and gross profit discussed above combined with the added costs related to the addition of personnel at our new fabrication facility in Lake Charles, Louisiana.
Investment in Westinghouse Segment
     Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our Westinghouse Equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and nine months ended March 31, 2009 are reflected in our results of operations for the three and nine months ended May 31, 2009.
     The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities for the three months and nine months ended May 31, 2009 was $(72.7) million and $(223.9) million, respectively, compared to $(18.5) million and $(135.1) million, respectively, in the three and nine months ended May 31, 2008. Results for the three and nine months ended May 31, 2009 and May 31, 2008 included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	2009	2008	2009	2008
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(39.4)	$(10.0)	$(60.2)	$(28.1)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(33.2)	(8.4)	(163.5)	(106.2)
General and administrative expenses	(0.1)	(0.1)	(0.2)	(0.8)

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$(72.7)	$(18.5)	$(223.9)	$(135.1)

     Due to the Toshiba Event, we were required to expense in our consolidated statement of operations the original issuance bond discount of $22.8 million and the remaining deferred financing costs of 6.6 million in the current period which is included in interest expense in the table above.
     Additionally, our net income (loss) for the three and nine months ended May 31, 2009 includes income from our Westinghouse Equity earnings of $4.3 million and $11.3 million, respectively, compared to net income of $5.8 million and $12.7 million for the three and nine months ended May 31, 2008.
     We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. Please see our disclosure under “Liquidity” below as well as in Notes 5 and 7 in the accompanying financial statements with respect to the circumstances in which we may be required to put the Westinghouse Equity to Toshiba and repay the Westinghouse Bonds.

Corporate Segment
General and Administrative Expenses
     G&A increased by $1.1 million, or 4.9% during the three months ended May 31, 2009 as compared to the same period in the prior fiscal year. The increase was primarily due to the write-off of prepaid advisory services associated with the return of economic incentive funds to the State of Louisiana, higher non-income related taxes, an increase in professional fees related to company initiatives, increased labor and compensation costs and higher employee-related insurance costs, which were charged to our other segments. These amounts were partially offset by lower professional fees in the current year due to higher costs incurred in fiscal year 2008 related to the remediation of material weaknesses, lower costs associated with our corporate aircraft, the cancellation of an annual executive management conference in the current year and other cost-savings initiatives. In addition, we allocate a portion of the corporate center overhead costs to our other segments. Some of these corporate center allocations are higher in the current year than in the prior year.
     G&A decreased by $1.5 million, or 2.3% during the nine months ended May 31, 2009 as compared to the same period in the prior fiscal year. The decrease was primarily due to higher professional fees and audit fees incurred in fiscal year 2008 resulting from the restatement of our prior year financials and remediation of material weaknesses, lower costs associated with our corporate aircraft, the cancellation of an annual executive management conference in the current year and other cost savings initiatives. In addition, we allocate a portion of the corporate center overhead costs to our other segments. Some of these corporate center allocations are higher in the current year than in the prior year. These cost reductions were partially offset by the write-off of prepaid advisory services associated with the return of economic incentive funds to the State of Louisiana, higher non-income related taxes and increased labor and compensation costs in the current year.
Related Party Transactions
     From time to time we perform work for related parties. See Part I, Item 1- Financial Statements, Note 14 for additional details relating to these activities.
Liquidity and Capital Resources
Liquidity
     At May 31, 2009, our cash and cash equivalents and restricted cash increased $396.5 million, or 44.0%, to $1,297.7 million from $901.2 million at February 28, 2009, and increased from $936.7 million at August 31, 2008. In addition to our cash and cash equivalents, we had $239.1 million of revolving credit availability under our Credit Facility (Facility) at May 31, 2009.
     We generated cash from operating activities in all of our operating segments in the third quarter of fiscal year 2009 primarily due to the favorable contract working capital movements and earnings. We generated significant positive operating cash flows in the third quarter of fiscal year 2008 primarily from positive cash flows on projects in progress at that time or that are currently ongoing.
     As our revenues have grown, so have our requirements to issue letters of credit to our customers. We plan to continue pursuing EPC contracts and our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds and/or our ability to obtain more favorable terms from our clients, thereby reducing letter of credit and/or surety bond requirements on new work. Additionally, the increase in the usage of the Facility for performance letters of credit can reduce our available borrowing capacity. The current credit market conditions are likely to make arranging a new credit facility more difficult than in prior years. If available, a new credit facility would likely have a higher cost than our current Facility. We can provide no assurance as to the terms on which such additional letter of credit capacity might be made available to us, if at all.
     During the third quarter we elected to pledge a portion of our excess cash to secure certain outstanding letters of credit issued to support our project execution activities. As of May 31, 2009, the cash pledged to secure letters of credit totaled approximately $136.8 million. These cash-secured letters of credit were previously outstanding under our credit facility. We may elect to expand the use of our excess cash to secure other letters of credit to reduce expenses for letter of credit fees and provide additional letter of credit capacity. Additionally, in March 2009, we made a voluntary cash contribution to our underfunded pension plan in the United Kingdom of approximately $11.5 million.
     On October 16, 2006, we acquired a 20% equity interest (Westinghouse Equity) in two companies who, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). We financed this investment partially through our subsidiary Nuclear Energy Holdings, LLC (NEH) issuing limited recourse to us (except NEH) Japanese Yen (JPY)-denominated bonds (Westinghouse Bonds). The various agreements are described in Note 2 of our 2008 Form 10-K.
     In connection with our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements (Put Option) with Toshiba, providing us the option to sell to Toshiba all or part of our Westinghouse Equity during a defined “Exercise Period.” The Put Option provided financial support to NEH enabling NEH to issue the Westinghouse Bonds on a limited recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized primarily by the Westinghouse Equity. Per the Put Option, the Exercise Period commences the earlier of March 31, 2010, or the occurrence of a “Toshiba Event” which is caused by, among other things, certain Toshiba financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009 because Toshiba failed to maintain a minimum consolidated net worth of JPY 800 billion, thus triggering the Exercise Period.
     A Toshiba Event is not an “event of default” or other violation of the Put Option or the Bond Trust Deed. However, due to the Toshiba Event, the Westinghouse Bond holders now have an opportunity to direct us to exercise the Put Option. To do so, a ‘supermajority’ of the holders representing a majority of not less than an aggregate 75% of the principal amount outstanding, must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of holders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approve a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by holders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively an “Extraordinary Resolution”).
     To our knowledge, the Westinghouse Bond holders have not taken any action toward an Extraordinary Resolution. However, the holders’ decision is beyond our control, and we can provide no assurances that the holders will not issue an Extraordinary Resolution in the future. Because the Put Option requires Toshiba to repurchase the Westinghouse Equity from us and the proceeds from the repurchase of the Westinghouse Equity will be used to repay the Westinghouse Bonds, the holders’ decision to issue an Extraordinary Resolution may be significantly influenced by Toshiba’s financial condition as well as conditions in the general credit markets.
     Additionally, and without an Extraordinary Resolution, we may be obligated to exercise the Put Option by operation of the Investment in Westinghouse transaction documents if either NEH or Toshiba take certain prohibited actions. These prohibited actions include, but are not limited to, any action that may materially and adversely affect NEH’s or Toshiba’s ability to perform their obligations under the transaction documents and NEH’s failure to comply with certain Bond Trust Deed covenants.
     We understand that Toshiba raised additional equity capital in June 2009 and may no longer fail to meet the required financial metrics under the Put Option. Nonetheless, due to the Toshiba Event, we reclassified our Investment in Westinghouse and the corresponding JPY-denominated debt from long-term to short-term in our consolidated balance sheet. Further, we were required to expense in our consolidated statement of operations the original issuance bond discount of $22.8 million (including $5.9 million in foreign exchange loss) and the remaining deferred financing costs of $6.6 million.
     In the event we exercise the Put Option at the direction of an Extraordinary Resolution or following a Toshiba Event, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $44.6 million using exchange rates at May 31, 2009) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. In any event, the exercise proceeds must be used to repay the Westinghouse Bonds.
     If the Westinghouse Bond holders issue an Extraordinary Resolution, we may consider a variety of alternatives, including seeking a consent solicitation to modify or waive the terms of the Bond Trust Deed, refinancing some or all of our Investment in Westinghouse or negotiating for the purchase of all or part of the equity subject to the Put Option. If we decide to repay or refinance the Westinghouse Bonds, we may use some of our existing cash and/or seek to raise capital from the debt and/or equity markets. There can be no assurance that should we wish to repay or refinance the Westinghouse Bonds we will be able to raise sufficient capital, or if sufficient capital is available to us, on terms acceptable to us, and ultimately we may be forced to put the Westinghouse Equity to Toshiba.
     In connection and concurrent with the acquisition of our Investment in Westinghouse, we also executed a Commercial Relationship Agreement (CRA) with Toshiba that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. Neither our, nor Toshiba’s obligations under the CRA will be affected should we exercise the Put Option at the direction of an Extraordinary Resolution. Sale of our Westinghouse Equity may affect our ability to extend the CRA beyond its original term which expires in 2013.
     See Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 — Long Term Debt and Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.
Credit Facility
     On October 15, 2008, we received a $3.0 incremental commitment through the original maturity date of the Facility, which increased the amount effective under the Facility to $1.053 billion until April 25, 2010. On October 15, 2008, we also entered into Amendment No. 6 to the Facility to, among other things, extend the maturity from April 25, 2010 to April 25, 2011 for $829.0 million of the then existing commitments. We also retained our ability to seek additional commitments from lenders to increase the Facility up to a total capacity of $1.25 billion through April 25, 2011 subject only to the consent of lenders who actually issued letters of credit on our behalf. With Amendment No. 6, we also received consent to pledge up to $200.0 million of our unrestricted cash on hand to collateralize additional letters of credit, incremental to the letters of credit available under the Facility, provided that at the time we pledge such cash and immediately thereafter, we have at least $500.0 million in unrestricted cash on hand. The amended Facility retained other substantive terms that were applicable to the Facility prior to the effectiveness of Amendment No. 6.
     On December 30, 2008, we received a commitment from an existing lender to extend an additional $45.0 million until April 25, 2011. As a result of Amendment No. 6, the aggregate amount effective under the Facility remains at $1.053 billion until April 25, 2010 and reduces to $874.0 million during the period from April 26, 2010 to April 25, 2011.
     At May 31, 2009, we were in compliance with the financial covenants contained in the Facility. Because of the amounts of capital expenditures associated with our construction of a new modular facility to support our expanding nuclear EPC power plant business and the cash income taxes associated with our earnings, we may not be in compliance with the fixed charge coverage ratio covenant contained in the Facility when we report our financial results for the fourth quarter of fiscal year 2009. A minimum fixed charge coverage ratio of 2.5x EBITDA, as defined by the Facility, is currently required by its terms. We have had preliminary discussions with a number of our lenders under the Facility to amend certain of its terms, including the fixed charge coverage ratio. However, there can be no assurance that an agreement will be reached. If a mutually satisfactory agreement cannot be reached and the lenders were to exercise their rights, we would be required to cash collateralize any outstanding letters of credit, classify any outstanding amounts drawn on the Facility as current liabilities and any unamortized deferred financing costs would be expensed in the period in which the lenders demanded repayment or termination of the Facility. Non-compliance with the Facility’s minimum fixed charge coverage ratio covenant would not be an event of default under the Westinghouse Bond Trust Deed.
     Excess cash is generally invested in one of two types of investment vehicles; either with money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 or similarly governed international funds rated AAAm/Aaa by Standard & Poor’s and/or Moody’s Investors Service, respectively, or in interest and non-interest bearing deposit accounts with commercial banks rated A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively or that are insured by the Federal Deposit Insurance Corporation. We currently do not invest in securities having maturities greater than one year. However, in the future we may elect to change our investment profile to invest in securities with longer maturities and/or somewhat lower credit worthiness to enhance the return on our excess cash.
     Approximately $103.2 million, or 7.9%, of our cash at May 31, 2009 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.
     We expect to generate net positive operating cash flow during the fourth quarter of fiscal 2009 but not at the levels generated during the current quarter. We expect to fund our operations for the next twelve months through the use of cash generated from operations or existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to continue to reinvest a portion of our excess cash to support our business lines’ growth including, but not limited to, the investment in a new modular fabrication facility by our F&M segment that will supply equipment to new nuclear power plants, and to purchase certain equipment routinely used in our operations that we have historically leased. During the third quarter we elected to pledge a portion of our excess cash to secure certain outstanding letters of credit issued to support our project execution activities as a way to reduce bank fees to increase the effective return on our cash balances. As of May 31, 2009, the cash pledged to secure letters of credit totaled approximately $136.8 million.  These cash secured letters of credit were previously issued under our credit facility. We may elect to expand the use of our excess cash to secure other outstanding letters of credit to save letter of credit fees and provide additional letter of credit capacity. Additionally, in March 2009, we made a voluntary cash contribution to our underfunded pension plan in the United Kingdom of approximately $11.5 million. If we decide to repay or refinance the Westinghouse Bonds, we may use some of our existing cash and/or seek to raise capital from the debt and/or equity markets. There can be no assurance that should we wish to repay or refinance the Westinghouse Bonds we will be able to raise sufficient capital, or if sufficient capital will be available to us, on terms acceptable to us.
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
Off Balance Sheet Arrangements
     On a limited basis, performance assurances are extended to customers in the form of letters of credit, surety bonds, and/or parent company guarantees that guarantee certain performance obligation of a project. If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
     See Note 5 — Equity Method Investments and Variable Interest Entities included in Part I, Item 1 — Financial Statements for a discussion of guarantees related to our Privatization entities.
Commercial Commitments
     If any letters of credit issued on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations to third parties were drawn, we are required to reimburse our lenders for payments made on our behalf. We also have performance letters of credit that are cash collateralized. For additional information on our cash collateralized letters of credit, see Part 1, Item 1 Financial Statements, Note 2. At May 31, 2009, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$830.8	$405.8	$194.4	$175.1	$55.5
Surety bonds	748.4	535.8	172.6	0.5	39.5

Total Commercial Commitments	$1,579.2	$941.6	$367.0	$175.6	$95.0

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to June 1, 2009.
     Of the amount of outstanding letters of credit at May 31, 2009, $644.9 million were issued to customers in connection with contracts (performance letters of credit). Of the $644.9 million, five customers held $355.3 million, or 55.1%, of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project was $115.6 million.
     At May 31, 2009 and August 31, 2008, we had total surety bonds of $748.4 million and $762.1 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at May 31, 2009 and August 31, 2008 was $316.5 million and $331.0 million, respectively.
     Fees related to these commercial commitments were $3.8 million and $11.2 million, for the three and nine months ended May 31, 2009, respectively, compared to $3.6 million and $11.2 million for the three and nine months ended May 31, 2008, respectively.

     See Note 7 — Long-term Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt, and Note 10 - Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.
Critical Accounting Policies
     Item 7 of Part II of our 2008 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. The only significant change to our application of critical accounting policies and estimates is our adoption of SFAS 157, SFAS 159 and SFAS 161 in our first and second quarters of this year. For additional information, see Note 1 – General Information.
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
     Our backlog is largely a reflection of how broad economic trends impact our clients, and it is important to us in anticipating our operational needs. While we historically have not had significant delays in completing work in backlog, during the fiscal quarter ending May 31, 2009, we received notice from a client of a delay in the construction schedule of two AP1000 nuclear reactors. Since this represents a delay in the original schedule rather than a modification or cancellation, we have retained this project in our backlog, but its conversion into revenue will occur later than originally anticipated. Our current backlog excludes a significant amount of domestic nuclear work expected to be performed under one of our signed EPC contracts for two new nuclear units in South Carolina for which certain client authorizations had not been received as of May 31, 2009. Current economic conditions could cause us to experience additional reductions or delays or make it more difficult to add projects to our backlog going forward if, and to the extent, capital constraints negatively impact our clients’ planned capital expenditures.
     Projects in backlog normally allow our clients to terminate the underlying agreement for convenience. Many of the contracts in backlog provide for cancellation fees in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. Should a contract be cancelled or if information becomes available that results in management concluding the project is unlikely to proceed, we remove the contract from our backlog.
     Fossil & Nuclear and E&C Segments. We define our backlog in the Fossil & Nuclear segment and in the E&C segment to include projects for which we have received a commitment from our clients and our pro rata share of our unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project, a purchase order or a specific indication of the amount of time or material we need to make available for a client’s anticipated project. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time.
     Not included in our backlog is the majority of the work to be performed on an EPC contract for two new nuclear power units to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received as of May 31, 2009. During the fiscal quarter ending May 31, 2009, we received notice from our client of an adjustment in the construction schedule for the two new nuclear power units in Florida relating to early construction activities. Under the revised schedule, these activities will not be performed for these units until the combined operating license (COL) is issued by the Nuclear Regulatory Commission for the plant. While the commercial operation dates for the two units have been extended by a minimum of 20 months, we continue to perform engineering and field support services and have not removed or altered the corresponding backlog amounts. We expect that any adverse cost impacts associated with the schedule delay will be recovered from the client.

     During the three months ended May 31, 2009, our Fossil & Nuclear segment received net new awards of $4.2 billion, and our E&C segment received net new awards of $131.2 million.
     E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of funded and unfunded work. The unfunded backlog generally represents various government (Federal, state and local) project awards for which the project funding has been partially authorized by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the governmental budget processes, firm funding is usually made for only one year at a time, and, in some cases, for periods less than one year, with the remainder of the years under the contract expressed as a series of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates are based on indications of future values provided by our customers, our experience with similar awards, similar customers and our knowledge and expectations relating to the given award. Generally, the unfunded component of new contract awards is added to backlog at 75% of our contract value, although a higher or lower percentage is used if it provides a more accurate estimate. The programs are monitored and estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract value in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 with the DOE extends beyond five years but has defined contract terms and values which we believe makes inclusion appropriate for this specific contract. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The amount of future actual awards may be more or less than our estimated revenues as addressed above. During the three months ended May 31, 2009, our E&I segment received net new awards of $458.1 million.
     Maintenance Segment. We define our backlog in the Maintenance segment to include projects which are based on legally binding contracts from our clients and our pro rata share of unconsolidated joint venture entities. This commitment typically takes the form of a written contract for a specific project purchase order or a specific indication of the amount of time or material we need to make available for a customer’s anticipated projects. Certain backlog engagements are for particular products or projects for which we estimate anticipated future revenues. Our backlog for maintenance work is derived from maintenance contracts and our customers’ historic maintenance requirements, as well as our future cost estimates based on the customer’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements. During the three months ended May 31, 2009, our Maintenance segment received net new awards of $749.5 million.
     F&M Segment. We define our backlog in the F&M segment to include projects for which we have received a commitment from our clients inclusive of subcontracted orders received from affiliated Shaw companies. These commitments typically take the form of a written contract for a specific project, a purchase order or a specific indication of the amount of time or material we need to make available for clients’ anticipated projects. During the three months ended May 31, 2009, our F&M segment received net new awards of $124.8 million.
     Our backlog was as follows:

	May 31, 2009		August 31, 2008
By Segment	(In Millions)%		(In Millions)%
Fossil & Nuclear	$13,886.2	61	$6,109.7	39
E&I	5,269.6	23	5,155.4	33
E&C	1,464.9	6	2,175.5	14
Maintenance	1,717.8	8	1,423.3	9
F&M	534.1	2	763.1	5

Total backlog	$22,872.6	100%	$15,627.0	100%

	May 31, 2009		August 31, 2008
By Industry	(In Millions)%		(In Millions)%
E&I	$5,269.6	23	$5,155.4	33
Power Generation	15,599.2	68	7,570.2	48
Chemical	1,871.8	8	2,751.9	18
Other	132.0	1	149.5	1

Total backlog	$22,872.6	100%	$15,627.0	100%

	May 31, 2009		August 31, 2008
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$20,998.0	92	$12,867.4	82
International	1,874.6	8	2,759.6	18

Total backlog	$22,872.6	100%	$15,627.0	100%

     Backlog for the Fossil & Nuclear segment at May 31, 2009 increased $7,776.5 million as compared to August 31, 2008. Added to our backlog during the fiscal quarter ending May 31, 2009 is our share of an EPC contract award for two AP1000 nuclear reactors in Georgia, for which full notice to proceed was given. Also included in our backlog as of May 31, 2009 is the value associated with certain work authorizations on a previously awarded EPC contract for two AP1000 nuclear reactors in South Carolina, as well as the expected revenues on a previously awarded EPC contract for two AP1000 nuclear units in Florida. Backlog represents amounts we expect to recognize in revenues, although actual realization of the amounts is subject to future events such as additional permitting and regulatory approvals.
     We have included new awards and additional scope growth during the year on our existing signed contracts in our backlog. In April 2009, we received notification of a long-term suspension in the execution of a new coal fired power plant then under construction in Louisiana. This project was removed from our backlog at February 28, 2009. Subsequent to the period ending May 31, 2009, we received notice to resume EPC activities on a combined-cycle facility for which we had previously disclosed a delay in project execution but had retained in our backlog of our total expected revenues.
     As of May 31, 2009, two customers account for approximately $8.9 billion or 64.0% of backlog for the Fossil & Nuclear segment.
     Backlog for the E&I segment at May 31, 2009 increased $114.2 million compared to August 31, 2008. The increase in backlog is primarily attributable to a contract award from FEMA, an increase in scope of work on our MOX project for the DOE and new DOD contract awards, supplemented by smaller awards from federal agencies, state and local government agencies and recurring work from commercial clients.
     At May 31, 2009, contracts with government agencies or entities owned by the U.S. Government are a predominant component of the E&I segment backlog, accounting for $5.0 billion, or 94.0%, of its backlog. Unfunded backlog for the E&I segment related to federal government projects awarded for which funding has yet to be approved is $3.6 billion at May 31, 2009.
     Backlog for the E&C segment at May 31, 2009 decreased $710.6 million as compared to August 31, 2008 primarily as a result of a decline in the amount of customer furnished materials work up of existing work, and lower levels of new awards. During fiscal year 2009 we have had a low level of new awards due to the changes in the overall business climate. Customer furnished materials do not have any associated gross profit or loss opportunities and the amounts included in backlog at May 31, 2009 and August 31, 2008, are $156.6 million and $444.3 million, respectively. At May 31, 2009, one customer accounted for approximately 58.9% of the backlog for the E&C segment.
     Backlog for the Maintenance segment at May 31, 2009 increased $294.5 million as compared to August 31, 2008. The increase in backlog was due primarily to execution of two contracts for plant maintenance and modifications for nuclear power facilities. At May 31, 2009, two customers account for approximately $836.0 million or 48.7% of the backlog for the Maintenance segment.
     Backlog for F&M segment at May 31, 2009 decreased $229.0 million as compared to August 31, 2008 due to a decline in new contract awards and the removal of work related to the long-term suspension in the execution of the new coal fired power plant under construction in Louisiana. The current economic climate has caused some of our customers to delay or cancel their anticipated capital expenditures which impacted our new awards. Underlying demand in the chemical, petrochemical, refining and coal fired power generation industries for our fabrication and distribution services has slowed but remains active.
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
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
     Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at May 31, 2009 because of the material weaknesses discussed below.
Identification of Material Weaknesses
     As part of our quarterly evaluation of the effectiveness, design and operation of our disclosure controls and procedures described above, we have concluded that the following material weaknesses in internal control over financial reporting that existed at August 31, 2008 continued to exist at May 31, 2009:
(1) Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts
     We did not maintain effective control over our project reporting of EAC on EPC complex fixed-price contracts. Specifically, we identified the following control deficiencies at August 31, 2008, which continued to exist at May 31, 2009:
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
1) Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts
     We have issued additional and revised EAC related policies and procedures that include the related internal controls regarding the development, reporting and review of EACs on EPC complex fixed-price contracts. These policies and procedures include the following in regards to large EPC complex fixed price contracts:
-	EACs are required to be updated at least monthly,

-	revised processes to facilitate improved reviews of EACs by the project team and by management,

-	updated minimum project reporting documentation requirements to facilitate increased transparency on significant EAC assumptions and changes in assumptions in order to improve the effectiveness of management reviews of EACs,

-	independent reviews of project EAC’s are taking place on an as needed basis as determined by segment and Shaw executive management,

-	detailed bottoms-up re-estimates are required at significant milestone dates over the life of a project to verify or update the current EAC, and

-	written project EAC certification are required at least each fiscal quarter-end by key project personnel that include certifications that the project EAC used to record project results in our financial statements at the end of each quarter has been prepared in accordance with our EAC policies and procedures and that the EAC reasonably reflects the project team’s best EAC for the project.
     Training of project teams in our new policies, procedures and controls was substantially completed in our fiscal third quarter of 2009, and remediation testing of the controls is due to begin in our fiscal fourth quarter of 2009.
(2) Accounting for Income Taxes
     During 2009, we hired a new Vice President of Tax to lead our tax department activities and he, along with our Vice President and Corporate Controller, have completed the process of reviewing and enhancing our policies, procedures and internal controls related to the quarterly controls related to the application of FAS 109. They are currently in the process of reviewing and enhancing our policies, procedures and internal controls related to the annual controls related to the application of FAS 109. We have evaluated our need for additional experienced tax accounting professionals, and we added experienced tax accounting professionals in several supervisory positions within the corporate tax department during our fiscal second quarter 2009. Our tax accounting personnel and other members of our accounting and tax departments attended FAS 109 training during our fiscal second quarter of 2009. We continued to engage external tax resources as necessary to assist us in reviewing our income tax balances and provisions, and we will continue to use them until the remedial measures can be designed, implemented and tested.
     The company began testing of our quarterly controls related to the application of FAS 109 during the second fiscal quarter of 2009, and testing continued in the third fiscal quarter. Testing of quarterly controls as well as annual controls related to the application of FAS 109 will take place during the fourth fiscal quarter of 2009.

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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the three months ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
     See Note 10 — Contingencies and Commitments of our consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.
ITEM 1A. — RISK FACTORS
     In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. – Risk Factors” in our 2008 Form 10-K and “Item 1A. – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 (2nd Quarter Form 10-Q), that could materially affect our business, financial condition or future results. The risks described in this Form 10-Q, our 2nd Quarter Form 10-Q and in our 2008 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.
     The following risk factors, included originally in our Form 10-K for the year ended August 10 31, 2008, have been updated as a result of certain events that occurred during the most recent quarter:
Risks related to our Investment in Westinghouse could have an adverse effect on us.
     We incur significant interest cost on the Westinghouse Bonds that we issued to finance our Investment in Westinghouse, and we can provide no assurance that we will receive dividends sufficient to cover these costs.
     While we have significant influence as a member on the board of the Westinghouse companies, we generally do not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. We have limited access to, and ability to disclose, the details of the Westinghouse business and its operations. Further, we are subject to limitations on our ability to sell our Westinghouse investment without the approval of the other shareholders. Although we have obtained certain rights to participate in Westinghouse advanced passive AP1000 nuclear plant projects and preferred rights to provide other services, we can provide no assurance that we will obtain significant future business from this arrangement.
     In connection with our Investment in Westinghouse and issuing the Westinghouse Bonds, we entered into JPY-denominated Put Option Agreements (Put Option) with Toshiba providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined Exercise Period. Per the Put Option, the Exercise Period commences the earlier of March 31, 2010 or a “Toshiba Event,” which is caused by, among other things, certain Toshiba financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009 because it failed to maintain a minimum consolidated net worth of JPY 800 billion. We understand that Toshiba raised additional equity capital in June 2009 and may no longer fail to meet the required financial metrics under the Put Option.
     The Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option, but due to the Toshiba Event the Westinghouse Bond holders now have an opportunity to direct us to exercise the Put Option. To do so, a ‘supermajority’ of the holders representing a majority of not less than an aggregate 75% of the principal amount outstanding, must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of holders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approve a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by holders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively an “Extraordinary Resolution”).
     To our knowledge, the Westinghouse Bond holders have not taken any action toward an Extraordinary Resolution. However, the holders’ decision is beyond our control, and we can provide no assurances that the holders will not issue an Extraordinary Resolution in the future.
     In the event we exercise the Put Option at the direction of an Extraordinary Resolution or following a Toshiba Event, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $44.6 million using exchange rates at May 31, 2009) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. Because the Put Option requires Toshiba to repurchase the Westinghouse Equity from us and the proceeds from the repurchase of the Westinghouse Equity will be used to repay the Westinghouse Bonds, the holders’ decision to issue an Extraordinary Resolution may be significantly influenced by Toshiba’s financial condition as well as conditions in the general credit markets.
     If the Westinghouse Bond holders issue an Extraordinary Resolution, we may consider a variety of alternatives including seeking a consent solicitation to modify or waive the terms of the Bond Trust Deed, refinancing some or all of our Investment in Westinghouse or negotiating for the purchase of all or part of the equity subject to the Put Option. If we decide to repay or refinance the Westinghouse Bonds, we may use some of our existing cash and/or seek to raise capital from the debt and/or equity markets. There can be no assurance that should we wish to repay or refinance the Westinghouse Bonds, we will be able to access sufficient capital on terms acceptable to us, and ultimately, we may be forced to put the Westinghouse Equity to Toshiba.
     Sale of our Westinghouse Equity may affect our ability to extend the CRA beyond its original term which expires in 2013.
     While we do not believe that the exercise of the Put Option would be adverse to our business, we can provide no assurance that the exercise would not ultimately have a material adverse effect on our nuclear operations.
Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders, could require us to post cash collateral for outstanding letters of credit and could adversely affect our ability to borrow under the Credit Facility.
     Our Credit Facility contains certain financial covenants, including a leverage ratio, a minimum fixed-charge coverage ratio and a defined minimum net worth. At May 31, 2009, we were in compliance with the financial covenants contained in the Facility. Because of the amounts of capital expenditures associated with our construction of a new modular facility to support our expanding nuclear EPC power plant business and the cash income taxes associated with our earnings, we may not be in compliance with the fixed charge coverage ratio covenant contained in the Facility when we report our financial results for the fourth quarter of fiscal year 2009.  A minimum fixed charge coverage ratio of 2.5x EBITDA, as defined by the Facility, is currently required by its terms. We have had preliminary discussions with a number of our lenders under the Facility to amend certain of its terms, including the fixed charge coverage ratio.  However, there can be no assurance that an agreement will be reached.  If a mutually satisfactory agreement cannot be reached and the lenders were to exercise their rights, we would be required to cash collateralize any outstanding letters of credit, classify any outstanding amounts drawn on the Facility as current liabilities and any unamortized deferred financing costs would be expensed in the period in which the lenders demanded repayment or termination of the Facility.
     A breach of any covenant, including, but not limited to, our potential non-compliance with the fixed charged coverage ratio, or our inability to comply with the required financial ratios could result in a default under our Credit Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not waived, the lenders under our Credit Facility are not required to lend any additional amounts or issue letters of credit and could elect to require us to apply all of our available cash to collateralize any outstanding letters of credit, declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, or require us to apply all of our available cash to repay any borrowings then outstanding at the time of default. If we are unable to collateralize our letters of credit or repay borrowings with respect to our Credit Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets. If any future indebtedness under our Credit Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full.

     In addition, we are required to file our quarterly and annual reports with the SEC on a timely basis. The defined terms used in calculating the financial covenants require us to follow GAAP, which requires the use of judgments and estimates. We may not be able to satisfy these ratios, especially if our operating results deteriorate as a result of, but not limited to, current economic conditions or the impact of other risk factors that may have a negative impact on our future earnings. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our Credit Facility.
     In addition, we have entered into indemnity agreements with our sureties that contain cross-default provisions. Accordingly, in the event of a default under our Credit Facility, we would need to obtain a waiver from our sureties or an amendment to our indemnity agreements. We can provide no assurance that we would be successful in obtaining an amendment or waiver.
ITEM 5. — OTHER INFORMATION
     In response to a shareholder proposal passed by a plurality of shareholders during our 2009 Annual Meeting of Shareholders, the Board of Directors implemented the following policy regarding Executive Death Benefits: “[f]rom and after April 8, 2009 (the “Effective Date”), it shall be the policy of the Board of Directors of The Shaw Group Inc. (the “Company”) to provide its shareholders an advisory vote for approval of new employment or other agreements between the Company and new Section 16 officers (“Executive Officers”) of the Company to the extent that such agreements provide for unearned payments or awards (including acceleration of vesting of previously granted awards) upon the death of the Executive Officer. This policy shall not apply to existing employment or other agreements or renewals or extensions thereof. This policy shall not require a shareholder advisory vote regarding payment of the following amounts: (i) accrued and/or deferred wages and benefits; (ii) provision (or payments in lieu) of COBRA medical and dental benefits for the Executive Officer’s surviving spouse and dependents; or (iii) life insurance benefits that are provided as part of the Company’s general employee benefits. This policy shall be effective unless or until terminated by the Board.”

ITEM 6. — EXHIBITS
     The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated at January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

†* 10.20	Employment agreement dated as of March 23, 2009 by and between the Company and Frederick W. Buckman

† 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

† 32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

† 32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: July 9, 2009	/s/ Brian K. Ferraioli
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

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference

3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. (the “Company”) dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated at January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006.	1-12227	3.2

*10.1	Amended and restated employment agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2008.	1-12227	10.1

10.2	Letter agreement dated as of December 30, 2008, among the Company, Merrill Lynch and BNP Paribus, as Agent	The Shaw Group Inc. Current Report on Form 8-K filed on January 6, 2009.	1-12227	10.1

*10.3	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and J. M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.1

*10.4	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.2

*10.5	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and David P. Barry	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.3

*10.6	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Ronald W. Oakley	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.4

*10.7	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Dirk J. Wild	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009.	1-12227	10.5

*10.8	The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.8

*10.9	The Shaw Group Inc. 2008 Omnibus Incentive Plan Incentive Stock Option Agreement Form of Agreement	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.9

*10.10	The Shaw Group Deferred Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.10

*10.11	The Shaw Group Deferred Compensation Plan Form of Adoption	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.11

*10.12	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and G. Patrick Thompson	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.12

*10.13	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.13

*10.14	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Roy Montgomery Glover	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.14

			SEC File or	Exhibit
Exhibit			Registration	Or Other
Number	Document Description	Report or Registration Statement	Number	Reference

*10.15	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Dorsey Ron McCall	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.15

*10.16	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.16

*10.17	Amended and restated employment agreement dated as of December 31, 2008 by and between the Company and Clifton Scott Rankin	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10.17

*10.18	The Shaw Group Inc. 2008 Omnibus Incentive Plan Non-Qualified Stock Option Form of Agreement	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10..18

*10.19	The Shaw Group Inc. 2008 Omnibus Incentive Plan Restricted Stock Unit Award Agreement	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2009.		10..19

†* 10.20	Employment agreement dated as of March 23, 2009 by and between the Company and Frederick W. Buckman

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.