Form 10-K
period 2009-08-31
SHAW GROUP INC
filed 2009-10-30
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.9 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange on February 27, 2009, the last business day of the registrant’s most recently completed second fiscal quarter). Common stock held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at October 26, 2009 was 83,678,965.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the SEC) within 120 days of August 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended August 31, 2009 (Form 10-K).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and our present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, those described in (1) Part I, Item 1A — Risk Factors and elsewhere in this Form 10-K, (2) our reports and registration statements filed from time to time with the Securities and Exchange Commission (SEC) and (3) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business.

General

The Shaw Group Inc. (Shaw, we, us, and our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated electric utilities, independent and merchant power producers, government agencies and equipment manufacturers. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Through our investment in the Westinghouse Group, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000tm nuclear power technology units to be built in the United States (U.S.) and other locations. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies provide a competitive advantage in the market place and will help us to compete on a longer-term basis with lower cost competitors from developing countries that are likely to emerge.

Shaw has significant experience in effectively managing subcontractors, craft labor and materials procurement associated with the construction of oil refineries, petrochemical plants, electric power generation plants and other industrial facilities. We have the versatility to function on any given project as the primary contractor, subcontractor or quality assurance construction manager. We provide technical and economic analysis to a global client base primarily in the fossil, nuclear power, energy and chemicals industries.

We report our financial results using August 31st as our fiscal year end. Accordingly, our fiscal quarter end dates are as follows:

First Quarter	November 30th
Second Quarter	February 28th
Third Quarter	May 31st
Fourth Quarter	August 31st

Our stock trades on the New York Stock Exchange (NYSE) under the ticker symbol “SHAW.” Prior to August 21, 2009, our stock traded on NYSE under the ticker symbol “SGR.” We are a Louisiana corporation with our executive offices located at 4171 Essen Lane, Baton Rouge, Louisiana 70809, and our telephone number is (225) 932-2500.

History

In 1987, J. M. Bernhard, Jr., our Chairman, President and Chief Executive Officer, and two colleagues, founded Shaw as a pipe fabrication shop in Baton Rouge, Louisiana. Since then we have significantly expanded our expertise and the breadth of our services through organic growth and strategic acquisitions.

In July 2000, we acquired certain assets of Stone & Webster, Inc. (Stone & Webster), a leading global provider of EPC, construction management and consulting services to the energy, chemical, nuclear, environmental and infrastructure industries. Combined with our existing pipe fabrication and construction capabilities, the Stone & Webster acquisition transformed Shaw into a vertically integrated EPC services company.

Our May 2002 acquisition of the assets of the IT Group, Inc. (IT Group) significantly increased our position in the environmental remediation and infrastructure markets, particularly in the U.S. government services sector. The IT Group acquisition further diversified our end market, client and contract mix and provided new opportunities to cross-sell services, such as environmental remediation services, to our existing EPC clients.

In October 2006, we acquired a 20% interest in two companies (Investment in Westinghouse) who, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). Westinghouse provides advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. We believe our Investment in Westinghouse uniquely positions us in the domestic and international nuclear electric power markets through the commercial relationship agreement (Westinghouse CRA) which provides us certain exclusive opportunities to bid on projects where we would perform EPC services for future projects utilizing Westinghouse’s nuclear AP1000 technology. For an explanation of this investment, see Part I, Item 1 — Business — Investment in Westinghouse Segment, below.

In 2006, we formed Shaw Capital, Inc. (Shaw Capital), a wholly owned subsidiary. Shaw Capital leverages our global presence, technical and operational experience and transactional capabilities to identify and develop targeted energy and construction project investment opportunities for third party investors, which might result in management fee revenues. Shaw Capital may seek to arrange equity, mezzanine and debt investments in the energy, chemicals, environmental and infrastructure markets, which might present opportunities for us to participate with equity ownership in projects where we may be performing EPC or related services.

Our Business Segments

Because of the wide variety of Shaw’s technical services and our vertical integration, we believe we are uniquely positioned to provide seamless services to our clients throughout the lifespan of projects, from the concept, design, building and construction phases to the maintenance, operations, decommissioning and decontamination phases. Our segments strive to support and complement each other, allowing Shaw to rely on internal resources for much of our work. We believe our direct hire construction capabilities provide us with a competitive advantage in many of the markets we serve.

Currently, we are organized under the following seven reportable segments:

•	Fossil, Renewables & Nuclear,

•	Maintenance,

•	Environmental & Infrastructure (E&I),

•	Energy & Chemicals (E&C),

•	Fabrication & Manufacturing (F&M),

•	Investment in Westinghouse, and

•	Corporate

For detailed financial information and geographical sales information regarding each segment, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 14 — Business Segments included in our consolidated financial statements beginning on page F-1. In addition, see Item 1A — Risk Factors for a discussion of the risks related to our foreign operations.

Fossil, Renewables & Nuclear Segment

Our Fossil, Renewables & Nuclear segment provides a range of services, including design, engineering, construction, procurement, technology and consulting services, primarily to the fossil, renewables and nuclear power generation industries.

Nuclear Power Generation.  Safe and reliable operation of existing plants, carbon emissions concerns, climate change and domestic incentives under the Energy Policy Act of 2005 have prompted significant interest in new nuclear plant construction. As of May 2009, approximately 21.0% of the electric power generated in the U.S. was from nuclear power plants. We provide a wide range of technical services to meet the demands of this growing sector, including engineering, design, procurement, construction, and project management that support the domestic and international nuclear power markets. As part of the Westinghouse CRA, we have been awarded a technical services contract for four AP1000 nuclear power units in the People’s Republic of China (China) and three EPC contracts to build six domestic AP1000 units — two each for Georgia Power, South Carolina Electric & Gas and Progress Energy. These projects are among the first new nuclear power construction projects in the U.S. in more than 30 years. We recently reached several international milestones including supervising the placement of the first nuclear concrete and the first major structural module at the world’s first AP1000 nuclear power plant at the Sanmen nuclear power plant in China’s Zhejiang province. Domestically the Nuclear Energy Institute and the Nuclear Regulatory Commission (NRC) disclosed that as of July 2009 there are plans for developing of at least 33 new nuclear units, with the Westinghouse AP1000 design being considered for at least 14 of them. We believe that our support of existing U.S. utilities, combined with our Westinghouse CRA, could result in increased activity in the nuclear sector for us. Recognized in the power industry for improving the efficiency, capacity output and reliability of existing domestic nuclear plants (also known as power uprates), we have added more than 2,111 megawatts (MW) of new nuclear capacity to the U.S. electric power transmission grid since 1984. In addition, we serve as architect-engineer for two uranium enrichment facilities and provide engineering services in support of new nuclear units in South Korea and China. We anticipate long-term growth in the global nuclear power sector, driven in large part by the U.S., United Kingdom (U.K.), China, India, Brazil, the Czech Republic and Canada. While it is unclear what impact current economic conditions might have on the timing or financing of such projects, we expect that our existing base of nuclear services work, combined with our collaboration with Westinghouse and its majority owner Toshiba Corporation (Toshiba) on new nuclear plant work, should position us to capitalize on the long-term growth within this industry.

Please read our disclosures under “Liquidity” in Part II, Item 7 — Managements’ Discussion and Analysis of Financial Conditions and Results of Operations with respect to the circumstances in which our ownership in Westinghouse may be purchased by Toshiba. Information may also be found in Note 6 — Equity Method Investments and Variable Interest Entities and Note 8 — Debt and Revolving Lines of Credit contained in our consolidated financial statements beginning on page F-1.

Clean Coal-Fired Generation.  The U.S. has significant coal reserves and at May 2009, approximately 45.4% of electric power currently generated in the U.S. comes from coal-fired power plants. Electric power companies in the U.S. have historically pursued construction of new coal-fired power plants, because, although coal-fired capacity is capital intensive to build, it generally has relatively lower operating costs as compared to other fossil fuels. Recently, however, uncertainty surrounding potential regulations targeting carbon emissions, as well as the global economic downturn and low natural gas prices, have caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe that coal will continue to be a significant component of future domestic energy generation, and we intend to continue positioning our resources to capture a significant market share of any new build or expansion projects.

Air Quality Control (AQC).  Our AQC business includes domestic and international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture and selective catalytic reduction (SCR) processes used at existing coal-fired electric power plants. We believe we are the market leader for EPC FGD projects.

Existing U.S. government and state environmental AQC regulations have driven the need to retrofit existing coal-fired power plants with modern pollution-control equipment. In July 2008, the D.C. Circuit Court of Appeals issued an opinion in North Carolina v. EPA, vacating and remanding the Clean Air Interstate Rule (CAIR), a pollution reduction program designed to reduce power plant emissions through various air quality standards. As a result of the Court’s decision, the current CAIR standards remain in place until the Environmental Protection Agency (EPA) makes modifications. These rulings provide some temporary stability to the emission standards. Although the EPA is required to revise the current CAIR rule and the status of any new emissions legislation remains undecided, we anticipate that the revised CAIR rule and any future CAIR-related legislation will continue to impose stringent requirements on air emissions, which is expected to have a positive effect on future demand for our AQC services.

Mercury emission controls and the SCR process for nitrogen oxide emission controls and AQC services are in continued demand. We believe the domestic market for both these services could increase if the current federal and state government trends toward increased regulation continue, and we believe there will be select international markets for pursuing the SCR and fine particle control work.

Gas-Fired Generation.  At May 2009, approximately 20.8% of the electric power generated in the U.S. was generated by natural gas-fired power plants. We continue to observe renewed interest in gas-fired electric generation as electric utilities and independent power producers look to diversify their options. In many states, recent initiatives to reduce carbon dioxide and other greenhouse gas emissions and immediate demand for additional electric power generation capacity seem to be stimulating renewed demand for gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but tend to have comparatively higher and potentially more volatile operating costs. We expect power producers to increase capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain low for some time because of gas field development projects in the U.S. as well as potential liquefied natural gas (LNG) imports. Although the effect of current economic conditions on the timing or financing of such projects is unclear, we expect that gas-fired power plants will continue to be an important component in the development of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this market.

Renewable Energy Generation.  At May 2009, approximately 4.2% of the electric power generated in the U.S. was from renewable sources such as biomass, geothermal, solar, wind and other energy sources. We are actively pursuing international and domestic projects using a variety of renewable energy technologies, including geothermal, biomass and concentrating solar. Although the current economic climate and uncertainty of climate-control legislation have slowed development of many of these projects, we believe renewable energy projects will likely be a significant part of the energy market in the near future.

Maintenance Segment

Our Maintenance segment is a market leader, providing a full range of client-tailored technical services to complement our EPC services for the electric power generation, refining and petrochemical/chemical industries. Our comprehensive range of services helps clients increase capacity, reduce expenditures and optimize costs, improving a client’s return on critical production in each facility. We provide clients with turnaround maintenance, refueling outage maintenance, routine plant maintenance, capital construction, reliability engineering, plant engineering, off-site modularization and other specialty services. We restore, rebuild, repair, renovate and modify industrial structure, and offer routine and preventive maintenance services. Our services are provided at client work sites throughout North America.

Nuclear Plant Maintenance and Modifications.  Currently, there are 104 operating nuclear reactors in the U.S., each of which requires engineering and maintenance services to support operations, planned outages, extend equipment life and licenses, upgrade materials, increase capacity and improve performance. We provide systemwide maintenance, modification and capital construction services to 40 of these domestic nuclear reactors. We believe we are a significant contributor to the nuclear industry’s success in reducing refueling outage durations and costs by bringing plants online significantly faster than industry average since 2000. In addition to supporting operations and improving performance, we believe we can further expand in-plant restarts, uprate-related modifications and in-plant support services.

Fossil Plant Maintenance and Modifications.  We offer fossil plant maintenance services for energy generation facilities throughout North America. Our expertise, developed in the nuclear industry through our refueling outages and construction planning/execution, is similarly valuable in the fossil power sector. We believe significant opportunities exist to expand in this market as energy demand continues to increase and clients seek longer run times, higher reliability and improved outage performance.

Industrial Plant Maintenance and Modifications.  We have a continuous presence in approximately 90 U.S. field locations serving petrochemical, specialty chemical, oil and gas, manufacturing and refining markets. We believe there are opportunities to expand this business as we help clients reduce cost through efficiency initiatives.

Capital Construction Services.  Our Maintenance segment includes a capital construction component serving existing and new clients. Capital construction projects include renovations and green-field projects. Our scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.

Recovery and Rebuild Services.  We successfully execute large projects related to natural disasters and catastrophes, meeting client deadlines to rebuild and restore facilities to pre-damage capacity. Recent successfully completed projects include major petrochemical, natural gas processing, refining and nuclear power facilities in Texas and Louisiana. We also coordinate emergency response projects, partnering with U.S. government, state and local governments to provide program planning and management.

E&I Segment

Our E&I segment provides engineering, design and construction, construction management, regulatory, scientific, logistics support, operations and maintenance and program management services to both commercial clients and federal, state and local government clients worldwide. Our staff is strategically positioned throughout the U.S. and abroad to provide full-service solutions to clients facing complex environmental and infrastructure challenges.

Program Management.  We oversee large U.S. federal, state and local government programs including capital improvement, emergency response and disaster recovery projects and programs, as well as private sector commercial programs. In doing so, we implement the necessary planning, management and organizational activities and technical services, with quality and safety in mind. We typically staff projects with a full complement of experienced professionals, provide our clients with a single point of contact and manage all administrative duties required for each job. Our integrated business teams work together to provide expertise across all business lines and consistency throughout each program.

Design-Build.  We execute all design-build phases using our proficiencies in engineering, design, operations, construction and construction management for large infrastructure projects. Our current hurricane protection project in New Orleans, Louisiana, is the largest design-build domestic civil works project ever undertaken by the U.S. Army Corps of Engineers (USACE). Also, the U.S. Department of Energy (DOE) contracted us, through our joint venture Shaw Areva Mox Services, LLC to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, South Carolina, a first-of-a-kind facility in the U.S. to process weapons-grade plutonium into nuclear fuel. As part of our sustainability efforts, we help our clients achieve Leadership in Energy and Environmental Design (LEED) certification for facilities by using green building practices. We continue to develop engineering, design and construction strategies to promote the use of sustainable development techniques. Some of those strategies include retrofitting buildings for energy efficiency and weatherizing structures, with the goal of providing a return on investment for our clients.

Environmental Remediation.  We have extensive experience in environmental remediation for both government and private-sector clients, including those in the chemical, energy, real estate, manufacturing and transportation fields. We have executed many complex remediation and restoration projects for the U.S. government, including remediating military bases with unexploded ordnance exposure and residual fuel and chemical contamination, as well as former nuclear weapons production and atomic testing sites. Our technological capabilities, such as laboratory assessments, field testing and analysis, support a wide range of client needs, including but not limited to groundwater modeling, contaminant transport and soil washing. We hold patented technologies in the bioaugmentation field, implementing microbial culture techniques to remediate groundwater contaminants, and spearheading the use of ozone, a common element in the earth’s atmosphere, to eliminate organic contaminants.

Coastal, Maritime and Natural Resource Design and Restoration.  We provide engineering and design services, including navigation, sediment management, port and waterway development, coastal engineering, environmental services, levee development and construction, shoreline protection and restoration and marine security. We perform wetland construction, mitigation, restoration and related work for clients around the world. We are involved in projects generated by the Coastal Wetlands Planning Protection and Restoration Act, which provides federal funds to restore and conserve coastal wetlands and barrier islands.

Transportation and General Infrastructure.  We offer program management for infrastructure projects related to transportation, water and wastewater systems. We offer a full range of technical and management services to design, plan, engineer, construct, renovate, operate and maintain highways, railways, transit systems, waterways and airports. We provide airport-related services for runways, taxiways, aprons, terminals and concourses. Bridge and roadwork, transit and highway tunnels, parking structures and vehicle maintenance facilities are also included in our broad scope of services. Large U.S. municipal agencies, such as the New York City Department of Environmental Protection and the San Francisco Public Utilities Commission, have engaged us for major water infrastructure needs, which include water system improvements and wastewater services such as planning, collection and treatment, as well as plant construction services. Additionally, we execute urban planning projects and provide clients with a long-term vision that supports viable growth opportunities for their region.

Other Federal Services.  We offer program management, operations, engineering, design, construction, consulting and technology-based solutions to help various U.S. government clients including DOE, USACE, the Department of Defense (DoD), the EPA, Federal Transit Administration (FTA) and Federal Emergency Management Agency (FEMA) meet goals and manage challenges associated with the operation of large federal facilities and programs. Our core services include environmental remediation and restoration, regulatory compliance, facilities management and operations and emergency response services. Environmental restoration activities support client compliance with government requirements such as the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), also known as the Superfund law, and the Resource Conservation and Recovery Act (RCRA). Additionally, we support our clients’ efforts to comply with Clean Water Act, Clean Air Act and Toxic Substances Control Act requirements. We are a significant service provider for U.S. government operations at the EPA Test and Evaluation facility and other National Risk Management Research Laboratory facilities, where we provide operational support and research services.

E&C Segment

Our E&C segment provides a full range of project-related services including proprietary technology, project management, engineering, procurement, construction, commissioning/start-up and consulting to the oil and gas, refining, and petrochemical industries globally. Our ability to develop, design, commercialize and integrate a wide range of process technologies and perform projects that range from small consulting studies to large EPC projects differentiate us from many of our competitors. From our main offices in Houston, Texas;

Baton Rouge, Louisiana; Cambridge, Massachusetts; Toronto, Canada; Mumbai, India and Milton Keynes, England, we deliver services through five major business lines: ethylene, petrochemicals, refining, upstream and consulting.

While the current global economic climate has impacted E&C segment’s prospects in the short-term, as the economy recovers, we anticipate that expenditures by our major oil and petrochemical clients will revert to prior levels.

Ethylene.  One of Shaw’s core proprietary technologies is ethylene process technology. Ethylene is an olefin that serves as a base chemical of the petrochemical industry. Since our first ethylene plant was built in 1941, we have designed and/or built more than 120 grassroots units, which provide a significant portion of the world’s ethylene supply. Produced by the steam cracking of hydrocarbon feedstocks, ethylene and its co-product, propylene, are key building blocks for other petrochemicals and polymers. The economic slowdown and the large amount of ethylene currently entering the market from recently completed projects have contributed to reduced demand and the delay of many planned projects. Exceptions are in the Middle East, where projects are generally proceeding because of the availability of low-cost feedstock, and China, which seems to be affected less by the slowdown than other regions.

We believe the delay in new, grassroots project activity will be somewhat offset by opportunities to revamp existing facilities, as owners seek to maximize productivity. We anticipate that debottleneck and revamp projects and technology upgrades might bring additional opportunities in the next one to two years.

Petrochemicals.  The economic downturn has resulted in a decrease in global demand for durable goods made from petrochemicals and a corresponding decline in production and new construction. However, we expect Middle East and Chinese clients may continue to focus on strategic plans and investments. In the rest of Asia, we anticipate that investments may ramp up as the economy recovers. We also expect that the Middle East’s demand for polymers may increase, especially for specialty commodities and engineering plastics. With our portfolio of technologies in polystyrene, acrylonitrile butadiene styrene (ABS), intermediate polycarbonates and others, Shaw is well positioned to participate in the expected economic upturn.

Additional opportunities may arise as major oil and petrochemical companies look for ways to integrate their refining and petrochemical facilities to improve profitability. We have extensive expertise in the design and construction of ethylene and downstream derivative plants, which provide the source of many higher value chemical products used to produce packaging, pipe, polyester, antifreeze, electronics and tires — all vital products in today’s market.

Refining.  Demand for technology and services in the petroleum refining industry has been driven primarily by our clients’ requirements to process heavier, poorer quality feedstocks into a variety of lighter, cleaner products. Adaptability and increased flexibility are key as refiners around the world consider expanding beyond their traditional fuels market by integrating their facilities with petrochemical operations.

This year the refining sector slowed with the economic downturn and shrinking margins led to reduced investments. The Middle East appears to be the strongest region for future growth, where oil producers are striving to own more of the supply chain by also exporting finished oil products and even petrochemicals. In the U.S., refinery utilization is decreasing, but reconfiguration of refineries to produce cleaner fuels and meet environmental legislation create new opportunities. In Europe, we expect strong diesel demand to drive investment decisions.

Shaw’s fluid catalytic cracking (FCC) technology, jointly licensed with our international partner, remains a key technology in new refineries being built around the world, primarily due to the FCC’s ability to boost production of gasoline and polymer-grade propylene. This same technology is being used to enhance the performance of existing assets through its ability to process poorer quality feedstocks, increase capacity and improve product yields, quality and energy efficiency. Modifications, or revamps, of existing FCCs to increase refinery profit margins may result in opportunities in the U.S. and Europe, where most of the world’s catalytic crackers are located.

In addition to FCC, Shaw offers related technologies including deep catalytic cracking (DCC) and catalytic pyrolysis process (CPP), which boost production of ethylene and propylene. The recent popularity of these technologies is driven by the growing global trend toward integrating refineries and petrochemical facilities.

Upstream.  Upstream has been successful in winning project management consultancy (PMC) work in the offshore sector and is currently pursuing additional onshore opportunities in the Middle East. In response to the global rising demand for liquefied petroleum gas (LPG), production is forecast to increase dramatically by 2012, mainly in the Middle East and North Africa. We are active in this market, with recent awards for front-end engineering design (FEED) and detailed engineering services for an LPG project in Algeria.

Syngas (short for synthesis gas), a clean gas that can be used for power generation or converted to substitute natural gas (SNG) or high value clean fuels, may play a role. Syngas (short for synthesis gas), a clean gas that can be used for power generation or converted to substitute natural gas (SNG) or high value clean fuels. Syngas can be produced through a number of processes including coal gasification and steam reforming of natural gas or liquid hydrocarbons. This area may grow with rising demand for electricity and the push for reductions in greenhouse gas emissions, especially carbon dioxide and we are pursuing opportunities in this growing business.

Consulting.  We offer consulting services to the energy, power, process, petrochemical, refining, and government market segments, as well as to the broader investment and financial community. Previously known as Stone & Webster Management Consultants, the business name was changed to Shaw Consultants International in 2009. It originally was founded in Boston more than 100 years ago.

The global economic downturn has slowed the pace of new consulting engagements, as operating companies and the financial community experienced uncertainty regarding project finance availability and hydrocarbon and energy pricing. However, we expect consulting activity to increase during the early stages of the expected economic recovery in 2010.

F&M Segment

We believe our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries.

We provide support and work for both external clients and for other business units within our company. F&M provides pipe and structural steel fabrication for projects such as the E&I segment’s DOE work and several Fossil, Renewables & Nuclear segment’s power projects, as well as the E&C segment’s largest current project. Our F&M segment is nearing completion on a new facility that will assemble modules for the construction of nuclear power plants.

Pipe Fabrication.  We fabricate fully integrated piping systems for heavy industrial clients around the world. We believe our expertise and proven capabilities in furnishing complete piping systems to a global market have positioned us among the largest suppliers of fabricated piping systems for power generation facilities in the U.S. and worldwide. Piping systems are normally a critical path for heavy industrial plants that convert raw or feedstock materials to products and piping system integration accounts for a significant portion of the total man hours associated with constructing power generation, chemical and other processing facilities.

We fabricate complex piping systems using carbon steel, stainless, nickel, titanium and aluminum pipe. We fabricate the pipe by cutting it to specified lengths, welding fittings, flanges or other components on the pipe and/or bending the pipe to precise client specifications using our unique pipe-bending technology. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated and efficient pipe bending technologies of its kind. We utilize the Cojafex technology and related equipment to bend carbon steel and alloy pipe for industrial, commercial and architectural applications. Delivering pipe bent to client specifications can provide significant savings in labor, time and material costs compared to field fabrication and greater strength than pipes and fittings welded together.

Additionally, we implemented a robotics program that we believe results in increased productivity and quality levels. By utilizing robotics, as well as automated and semi-automated welding processes and production technology, we are able to provide our clients a complete range of fabrication services.

We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela and through a joint venture in Bahrain. Our South Carolina facility is authorized to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers certification.

Through structural steel fabrication, we produce custom fabricated steel components and structures used in the architectural and industrial markets. These steel fabrications are used for supporting piping and equipment in buildings, chemical plants, refineries and power generation facilities. Our fabrication lines utilize standard mill-produced steel shapes that are cut, drilled, punched and welded into the specifications requested by our clients. We have structural steel fabrication facilities in Louisiana and Mexico, which is our newest facility offering the latest in advanced technology and efficiency for structural steel fabrication.

Manufacturing and Distribution.  We operate pipe fitting manufacturing facilities in Louisiana and New Jersey. Products from these facilities ultimately are sold to third-party operating plants, engineering and construction firms, as well as to our other business segments within the company. We maintain an inventory of pipe and pipe fittings enabling us to realize greater efficiencies in the purchase of raw materials, reduces overall lead times and lowers total costs.

We operate distribution centers in Louisiana, Texas, Georgia and New Jersey that distribute our products and products manufactured by third parties.

Module Facility.  We are constructing and expect to begin operations of a modular facility in Lake Charles, Louisiana in early fiscal year 2010. The Shaw Modular Solutions facility is believed to be the first of its kind in the U.S. and will build modules for the construction of domestic AP1000 nuclear power plants. The new facility will utilize our industry-leading technologies and our proprietary operations management systems, which are in use at our other facilities. We have received orders for the first six nuclear reactors to be built domestically in more than 30 years, all of which are designed to use AP1000 technology and all will have modular components fabricated in our Lake Charles facility.

Our F&M segment typically contemporaneously invoices our clients when we purchase our pipe, steel and materials for modular fabrication contracts. Our invoices generally do not include extended payment terms, nor do we offer significant rights of return. These contracts typically represent the majority of the business volume of our F&M segment. We maintain limited amounts of stock inventory primarily relating to our manufacturing and distribution businesses.

Investment in Westinghouse Segment

Our Investment in Westinghouse includes a 20% equity interest (Westinghouse Equity) in Westinghouse. We financed our Westinghouse Equity purchase from Toshiba partially through our subsidiary Nuclear Energy Holdings, LLC (NEH), issuing limited recourse to us (except NEH) Japanese Yen (JPY)-denominated bonds (Westinghouse Bonds). Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power. We believe that Westinghouse products and services are being used in approximately half of the world’s operating nuclear plants, including 60% of those in the U.S. Internationally, Westinghouse technology is being used for six reactors under construction in South Korea, and four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries. Please see our disclosures under Note 6 — Equity Method Investments and Variable Interest Entities and Note 8 — Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements and “Liquidity” below with respect to circumstances in which our Westinghouse Equity may be re-purchased by Toshiba.

In connection with our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements with Toshiba (Put Option), providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined “Exercise Period.” The Exercise Period commences upon the earlier of March 31, 2010, or the occurrence of a “Toshiba Event” which is caused by, among other things, Toshiba failing to maintain certain financial metrics.

Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth of JPY 800 billion. Because of the Toshiba Event, the Westinghouse Bond holders who funded our Investment in Westinghouse currently have the opportunity, under certain circumstances, to direct us to exercise the Put Option.

In the third quarter of fiscal 2009, we reclassified our Investment in Westinghouse and the corresponding outstanding bonds from long-term to current. Because of the reclassification, we were required to expense the unamortized original issuance bond discount of $22.8 million pre-tax, or $13.9 million after tax, as well as the remaining deferred financing costs of $6.6 million pre-tax, or $4.0 million after tax, in that period. Those non-cash charges are included as interest expense in the financial statements.

As of the date of this report, the bondholders have not directed us to exercise the Put Option, and the company has no knowledge of any intent to do so in the future. The bondholders’ direction to exercise the Put Option would not affect Toshiba’s or our obligations under the Westinghouse CRA, which provides us with certain exclusive opportunities to bid on projects where the company would provide EPC services on future Westinghouse AP1000 nuclear power plants and other commercial opportunities such as supplying piping for those units. In June 2009, Toshiba reported that it raised approximately $3.0 billion in equity, and thus may no longer fail to meet the minimum financial metrics.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. The financial results of the Westinghouse segment continue to experience significant volatility from non-operating foreign exchange translation losses that result when the JPY strengthens versus the U.S. Dollar. We revalue the U.S. Dollar equivalent of the JPY denominated Westinghouse Bonds at each fiscal quarter end and as the JPY strengthens, the U.S. Dollar equivalent of these JPY bonds increases which also generates translation losses in our Consolidated Statement of Operations. Offsetting the increase in the dollar equivalent of the Westinghouse Bonds, the underlying value of the Put Option also increases. However, the Put Option is not revalued each quarter for financial reporting purposes. At August 31, 2009, the JPY to dollar exchange rate was 92.9. Currency translation losses for fiscal 2009 resulting from the increase in the JPY to U.S. Dollar exchange rate amounted to $198.1 million pre-tax, or $121.6 million after-tax.

For additional information, see Note 6 — Equity Method Investments and Variable Interest Entities and Note 8 — Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements and in “Liquidity” below.

Corporate Segment

Our Corporate segment includes our corporate management and expenses associated with managing our company as a whole. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not allocated to other segments. Our Corporate segment’s assets primarily include cash and cash equivalents held by the corporate entities, property and equipment related to our corporate headquarters and certain information technology costs.

Clients, Marketing and Seasonality

Our clients are principally regulated utilities, independent and merchant power producers, multinational oil companies and industrial corporations, government agencies and other equipment manufacturers. See Note 14 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding our client concentrations. Additionally, see in Part II, Item 7 — Management’s

Discussion and Analysis of Financial Condition and Results of Operations — Backlog for information regarding our backlog concentrations as of August 31, 2009.

We conduct our marketing efforts principally with an in-house sales force. In addition, we engage independent contractors to market to certain clients and geographic areas. We pay our sales force a base salary plus, when appropriate, an annual bonus that may consist of cash, stock options, restricted stock awards, or stock or any combination thereof. We pay our independent contractors on a commission basis that may also include a monthly retainer.

A portion of our business, primarily our nuclear and fossil power plant maintenance business, is seasonal, resulting in fluctuations in revenues and gross profit in our Maintenance segment during our fiscal year. Generally, the spring and autumn are the peak periods for our Maintenance segment.

Competition

The markets we serve are highly competitive and for the most part require substantial resources and highly-skilled and experienced technical personnel. A large number of regional, national and international engineering & construction companies are competing in these markets, and certain of these competitors may have greater financial and other resources and more experience, market knowledge and client relationships.

Companies that we compete with in our Fossil, Renewables & Nuclear segment include Bechtel, Fluor Corporation, URS Corporation, Black & Veatch and Zachary. Companies that we compete with in our E&C segment include Chicago Bridge & Iron Company, KBR Inc., Jacobs Engineering Group, Inc., TECHNIP and JGC Corporation. Companies that we compete with in our E&I segment include CH2M Hill, URS Corporation, TetraTech, Inc. and KBR, Inc. Companies that we compete with in our Maintenance segment include Fluor Corporation, Day & Zimmerman/The Atlantic Group, Turner Industries, KBR, Inc. and Jacobs Engineering Group, Inc. Companies that we compete with in our F&M segment consist of a number of smaller pipe fabricators in the U.S. while internationally our principal competitors are divisions of large industrial firms. Companies that compete with our Investment in Westinghouse segment include Areva, General Electric (GE), Mitsubishi, Hitachi and AtomStroyExport.

In addition, see Part I, Item 1A — Risk Factors for a discussion of the risks related to competition we face in each of our business segments.

Backlog of Unfilled Orders

Our backlog represents management’s estimate of the amount of awards that we expect will result in future revenues. Backlog is based on legally binding agreements for projects that management believes are probable to proceed. Awards are evaluated by our management on a project-by-project basis and are reported for each period shown based upon the nature of the underlying contract, commitment and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract proceeding. Projects in backlog may be altered (increased or decreased) for scope changes and/or may be suspended or cancelled at any time by our clients.

The following table sets forth the consolidated backlog at August 31, 2009 and 2008 (in millions).

	August 31,	August 31,
By Segment	2009	2008

Fossil, Renewables & Nuclear	$12,795.1	$6,109.7
E&I	5,439.0	5,155.4
E&C	1,298.6	2,175.5
Maintenance	1,808.1	1,423.3
F&M	1,374.8	763.1

Total backlog	$22,715.6	$15,627.0

For additional information with respect to our backlog as of August 31, 2009 and 2008, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Part I, Item 1A — Risk Factors for a discussion of risks related to our backlog.

Types of Contracts

Our work is performed under two general types of contracts, cost-reimbursable contracts and fixed-price contracts. Both types of contracts may be modified by cost escalation provisions or other risk sharing mechanisms and both may include incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. For example, some of our contracts have elements of reimbursable with a maximum target price, fixed-price subject to certain adjustments, and fixed price and cost-reimbursable provisions encompassed within one contract. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We attempt to focus our EPC activities on a cost-reimbursable plus a fee or mark-up and negotiated fixed-price work, each as described in more detail below. We believe these types of contracts may help reduce our exposure to unanticipated and unrecoverable cost overruns. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages, which in many cases are pre-agreed-upon liquidated damages. All contract types are subject to client-authorized amendment.

At August 31, 2009, approximately 55% of our backlog was comprised of cost-reimbursable contracts and 45% was comprised of fixed-price contracts. See Note 1 — Description of Business and Summary of Significant Accounting Policies for a discussion of the nature of our operations and types of contracts.

U.S. government contracts are typically awarded through competitive bidding or negotiations pursuant to federal acquisition regulations and may involve several bidders or offerors. Government contracts also typically have annual funding limitations, are limited by public sector budgeting constraints and may be terminated at the discretion of the government agency with payment only for work performed and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed. Many of these contracts are multi-year indefinite delivery, indefinite quantity (IDIQ) agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the government agency to define the scope and amount of work required. Although these contracts do not initially provide us with any specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding. We generally include in our backlog an estimate of the work we expect to receive under these specific agreements.

Although we generally serve as the prime contractor on our federal government contracts, or as part of a joint venture acting as the prime contractor, we may also serve as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, we have entered into, and expect to continue to enter into, joint venture or teaming arrangements with competitors.

U.S. government contracts are subject to oversight audits by government representatives, profit and cost controls and limitations and provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s discretion. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Some of the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

Our continuing service agreements with clients expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments. Service agreements allow our clients to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power generation, chemical and refinery projects. Additionally, while these agreements do not typically contain committed volumes, we believe that these agreements provide us with a steady source of new projects and help minimize the impact of short-term pricing volatility and reduce our sales pursuit costs.

See Part I, Item 1A — Risk Factors for additional discussion of the risks related to contractual arrangements, including our contracts with the U.S. government.

Raw Materials and Suppliers

For our EPC services, we often rely on third party equipment and raw materials manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other market price fluctuations resulting from supply and demand imbalances. In the future, our mix of third party suppliers will increase as our construction phase progresses on our major nuclear EPC contracts and we may experience increased dependence on particular suppliers as a result. We expect the current market for these inputs to continue to remain competitive throughout our fiscal year 2010.

Our principal raw materials for our pipe fabrication operations are carbon steel, stainless and other alloy piping, which we obtain from a number of domestic and foreign steel producers. The market for most raw materials is extremely competitive, and certain types of raw materials are available from only one or a few specialized suppliers.

In addition to manufacturing our own pipe fittings, we purchase some of our pipe fittings from other manufacturers. These arrangements generally lower our pipe fabrication costs because we are often able to negotiate advantageous purchase prices as a result of the volume of our purchases. If a manufacturer is unable to deliver the materials according to the negotiated terms, we may be required to purchase the materials from another source (or manufacture our own the pipe fittings) at a higher price. We keep certain items in stock at each of our facilities and transport items between our facilities as required. We obtain materials that are more specialized from suppliers when required for a project.

In addition, see Part I, Item 1A — Risk Factors for a discussion of our dependence on joint venture or consortium partners, subcontractors and equipment manufacturers.

Safety

We actively promote a positive and proactive attitude toward safety in accordance with all applicable and related laws. Our mission is to be the industry leader in environmental, health and safety performance and is evidenced by our achievements in reaching safety milestones, winning safety awards and maintaining a low Occupational Safety and Health Administration (OSHA) case rate. We marked a significant safety milestone in which our Eastern Petrochemical Company (SHARQ) project team completed 56 million man hours without a lost time incident, marking a record for us. We strive for zero injuries, illnesses and environmental incidents.

Industry Certifications

In order to perform certain aspects of nuclear power plant construction, fabrication and installation activities of ASME III Code items such as vessels, piping systems, supports and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required ASME certifications (N, N3, NPT, and NA stamps) (NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) and National Board registration certification (NB stamp) for N and N3 stamped nuclear components.

In order to perform fabrication and repairs of coded piping systems, our domestic construction operations and fabrication facilities, as well as our subsidiaries in Derby, U.K., and Maracaibo, Venezuela, maintain the ASME certification (U and PP stamps). The majority of our fabrication facilities, as well as our subsidiaries in Derby, U.K., and Maracaibo, Venezuela have also obtained the required ASME certification (S stamp) and the National Board certification (R stamp).

Our domestic subsidiary engineering and construction operations also maintain the required ASME certification (S stamp) and the National Board repair certification (R stamp), in addition to the ASME certifications (A, PP and U stamps) and the National Board registration certification (NB stamp) for S, A, PP and U stamped items.

Our Laurens, South Carolina, facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material. This facility is also registered by the International Organization of Standards (ISO 9002). Substantially all of our North American engineering operations, as well as our U.K. operations, are also registered by the International Organization of Standards (ISO 9001). This registration provides assurance to our clients that we have procedures to control quality in our fabrication processes.

Patents, Tradenames and Licenses and Other Intellectual Property

We consider our computerized project control system, SHAW-MANtm, and our web-based earned value application, SHAWTRACtm, to be proprietary assets. We believe that our E&C segment subsidiary has a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program.

Through Badger Licensing, LLC (Badger) our joint venture with ExxonMobil Chemical, we expanded our proprietary technology licensing business through the acquisition of the Shell Heritage Bisphenol A (BPA) technology from Resolution Performance Products. Badger is in a leading position to supply proprietary ethyl benzene, styrene monomer, cumene and BPA technologies to the petrochemical industry. In other technology partnerships, we are the exclusive provider of front-end basic engineering for Sasol’s Fischer-Tropsch technology in the areas of both gas-to-liquids and coal-to-liquids.

Through our IT Group acquisition in 2002, we acquired certain patents that are useful in environmental remediation and related technologies. The technologies include the Biofast® in-situ remediation method, a vacuum extraction method for treating contaminated formations and a method for soil treatment that uses ozone. The IT Group acquisition also included proprietary software programs that are used in the management and control of hazardous wastes and the management and oversight of remediation projects.

In addition, see Part I, Item 1A — Risk Factors for the impact of changes in technology or new technology developments by our competitors could have on us.

Environmental Matters

Our U.S. operations are subject to numerous laws and regulations at the federal, state and local level relating to the environmental protection and the safety and health of personnel and the public. These laws and regulations relate to a broad range of our activities, including those concerning emissions, discharges into waterways and generation, storage, handling, treatment and disposal of hazardous materials and wastes. Environmental protection laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of remedial requirements and the issuance of orders limiting or enjoining some or all of our future operations.

Under CERCLA and comparable state laws applicable to our domestic operations, we may be required to investigate and remediate hazardous substances and other regulated materials that have been released into the environment. CERCLA and comparable state laws impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released regardless of whether a company knew of or caused the release of the substances. Our domestic operations generate solid wastes, including hazardous wastes that are subject to the requirements of the Resources Conservation and Recovery Act (RCRA) and comparable state laws. Failure by us to handle and dispose of solid and hazardous wastes in compliance with RCRA may result in the imposition of liability, including remedial obligations. We could also incur environmental liability at sites where we have been contractually hired by potentially responsible parties (PRPs) to remediate contamination of the site. Some PRPs have from time to time sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for site cleanup costs in certain circumstances. These PRPs have asserted that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of solid or hazardous wastes or hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur cleanup costs directly, notwithstanding the potential availability of contribution or indemnification from other parties. Over the past several years, the EPA and other federal agencies have significantly constricted the circumstances under which they will indemnify their contractors against liabilities incurred in connection with the investigation and remediation of contaminated properties.

In response to recent scientific studies suggesting that emissions of carbon dioxide and other greenhouse gases may be contributing to global warming, the U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases, with the U.S. House of Representatives having already passed legislation in June 2009 known as the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation” or “ACESA” which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of carbon dioxide and other greenhouse gases by 17 percent from 2005 levels by 2020, and just over 80 percent by 2050. Also, more than one-third of the states have pursued legal measures to reduce emissions of greenhouse gases, primarily through the planned development of gas emission inventories or regional greenhouse gas cap and trade programs. In addition, following publication in April 2009 of its proposed notice of finding and determination that emissions of carbon dioxide and other greenhouse gases present an endangerment to human health and the environment, the EPA is considering adopting regulations under existing provisions of the federal Clean Air Act to control emissions of carbon dioxide in response to the U.S. Supreme Court’s 2007 decision in Massachusetts, et al. v. EPA, and further, has proposed a rulemaking in April 2009 requiring mandatory reporting of greenhouse gas emissions by major source in the U.S. Any legislation or regulation restricting emissions of greenhouse gases could have a significant impact on our business. One potential negative impact is a reduction in demand for construction of new coal-fired power plants, but this impact could be offset by an increase in demand for construction of new nuclear power plants. It is not possible to predict at this time whether any such legislation or regulation would have an overall negative or positive impact on our business.

Our operations outside of the U.S. are subject to similar foreign governmental controls and restrictions pertaining to protection of the environment and the safety and health of personnel and the public. For example, with respect to climate change, many foreign nations (but not the U.S.) have agreed to limit emissions for greenhouse gases pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Failure to comply with foreign requirements, including the Kyoto Protocol, in areas outside of the U.S. where we conduct operations may lead to government sanctions resulting in penalties, remedial obligations and injunctive relief against future activities.

The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs net of any insurance proceeds with respect to environmental compliance have not been material, and to our knowledge, we have not incurred any material net environmental liability. However, we can provide no assurance that we will not incur material environmental costs or liabilities in the future. For additional information on how environmental matters may impact our business, see Part I, Item 1A — Risk Factors.

Employees

We employ approximately 28,000 people, including part-time and temporary workers. This total includes approximately 15,000 craft employees, 8,000 technical employees and 5,000 nontechnical overhead employees. Approximately 5,000 employees were represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We believe that current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

See Part I, Item 1A — Risk Factors for a discussion of the risks related to work stoppages and other labor issues.

Available Information

All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. Information on our website is not incorporated into this 2009 Form 10-K or our other securities filings. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: The Shaw Group Inc., Attention: Investor Relations Office, 4171 Essen Lane, Baton Rouge, Louisiana, 70809, (225) 932-2500. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the NYSE. We filed last year’s certification on February 19, 2009. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

Item 1A.	Risk Factors

The risks described below could materially and adversely affect our stock price, business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K The risk factors described below are not the only ones we face. Our stock price, business, financial condition and results of operations may also be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.

The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit consideration of the possible effects of these risks to the listed categories. Any adverse effects related to the risks discussed below may, and likely will, adversely affect many aspects of our business.

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Cautionary Statement Regarding Forward-Looking Statements.” All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Operations

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and is, therefore, not a reliable indicator of our future revenues or earnings.

At August 31, 2009, our backlog was approximately $22.7 billion. Our backlog consists of projects for which we have signed contracts or commitments from clients, including those based on legally binding agreements without the scope being defined. Commitments may be in the form of written contracts for specific projects, purchase orders or indications of the amounts of time and materials we need to make available for clients’ anticipated projects. Our backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time and also includes expected revenues for government and maintenance contracts that may not specify actual dollar amounts for the work to be performed. For these contracts, our backlog is based on an estimate of work to be performed, which is based on our knowledge of our clients’ stated intentions or our historic experience.

There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Because of project terminations or suspensions and changes in project scope and schedule, we cannot predict with certainty when or if our backlog will be performed. For example, one new build coal/petroleum coke fired generation facility was canceled and removed from backlog in the second quarter of fiscal 2009. We can provide no assurance that we will not receive additional cancellations as a result of global economic conditions. Even where a project proceeds as scheduled, it is possible that the client may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operations and cash flow and may reduce the value of our stock.

Client cancellations could reduce our backlog, which, among other things, could materially impact the revenues and earnings. Many of the contracts in our backlog provide for cancellation fees in the event clients cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, we typically have no contractual right upon cancellation to the total revenues reflected in our backlog. Projects may remain in our backlog for extended periods of time.

Our results of operations depend on new contract awards; however, the selection process and timing for performing these contracts are not within our control.

A substantial portion of our revenues is directly or indirectly derived from new contract awards. We operate in highly competitive markets and it is difficult to predict whether and when we will receive such awards due to the lengthy and complex bidding and selection process. Client investment decisions are affected by a number of factors, such as market conditions, financing arrangements, government approvals and environmental matters. Because a significant portion of our revenues is generated from large projects, our results of operations and cash flows can fluctuate from quarter to quarter depending on the timing of our contract awards. Consequently, we are subject to the risk of losing new awards to competitors and the risk a project may experience significant delay or cancellation.

Many of our clients’ as well as state and local governments’ activity levels and spending for our products and services and their ability to meet their payment commitments to us may be impacted by the current deterioration in the credit markets and we may be unable to recover all expenditures

Due to the current economic downturn, many of our clients may face budget shortfalls or may delay capital spending that may decrease the overall demand for our services. In addition, a decrease in state tax revenue as well as other economic declines may result in lower state and local government spending. Our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the municipal and global credit markets. This reduction in spending could have a material adverse effect on our operations.

In many instances during the course of a project, we commit and/or pay for products or expenses attributable to our clients with an understanding that the client will pay us per the terms of our commercial contract with them. Due to the deterioration of the credit markets, our clients may not be able to make such payments to us in a timely manner, or at all, in which case we could be forced to absorb these costs requiring that we commit our financial resources to projects prior to receiving payments from the client. If a client defaults in making its payments on a project in which we have devoted significant financial resources, it could have a material adverse effect on our business or results of operations.

The nature of our contracts, particularly our fixed-price contracts, could adversely affect us.

Approximately 55% of our backlog at August 31, 2009, was from cost-reimbursable contracts and the remaining 45% was from contracts that are primarily fixed-price. Revenues and gross profit from both cost-reimbursable and fixed price contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contract term. Under fixed-price contracts, we agree to the contract price of the project at the time we enter into the contract. While we benefit from costs savings and earnings from approved change orders under fixed-priced contracts, we are generally unable to recover cost overruns to the approved contract price. Under certain fixed-price contracts, we share with the client any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price in a fixed-price contract, we may be required to reduce our fee or to absorb some or all of the cost overruns.

We also assume the risks related to revenue, cost and gross profit realized on fixed-priced contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors that include, but not limited to:

•	engineering design changes;

•	unanticipated technical problems with the equipment being supplied or developed by us, which may require that we spend our own money to remedy the problem;

•	changes in the cost of equipment, commodities, materials or labor;

•	difficulties in obtaining required permits or approvals;

•	changes in laws and regulations;

•	changes in labor conditions, including the availability and productivity of labor;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions;

•	failure to perform by our project owners, suppliers or subcontractors; and

•	general economic conditions.

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

We enter into contractual agreements with clients for some of our EPC services to be performed based on agreed-upon reimbursable costs and labor rates. Some of these contracts provide for the client’s review of our accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the client.

Many of our client contracts require us to satisfy specified design or EPC milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the client determines not to proceed with the completion of the project or if the client defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. In addition, many of our clients for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult for us to collect amounts owed to us by these clients. If we are unable to collect amounts owed to us for these matters, we may be required to record a charge against earnings related to the project, which could result in a material loss.

The ability of our clients to receive the applicable regulatory and environmental approvals for our projects and the timeliness of those approvals could adversely affect us.

The regulatory permitting process for many of the projects performed by our Fossil, Renewables & Nuclear segment requires significant investments of time and money by our clients. There are no assurances that our clients will obtain the necessary permits for these projects. Applications for permits to operate these fossil and nuclear-fueled facilities, including air emissions permits, may be opposed by individuals or environmental groups, resulting in delays and possible non-issuance of the permits. For example, the NRC recently notified Westinghouse that the proposed AP1000 shield building design will require modification. While we believe Westinghouse will be able to satisfy the NRC’s concerns and receive design certification, this or similar certification actions could affect or delay our ability to complete our projects.

We continue to expand our business in areas where surety bonding is required, but bonding capacity is limited.

We continue to expand our business in areas where the underlying contract must be bonded, especially in government services in which bonding is predominately provided by insurance sureties. These surety bonds indemnify the client if we fail to perform our obligations under the contract. Failure to provide a bond on terms required by a client may result in an inability to compete for or win a project. Historically, we have had a strong surety bonding capacity but, as is typically the case, bonding is at the surety’s sole discretion. In addition, because of a reduction in overall worldwide bonding capacity, we may find it difficult to find sureties who will provide the contract-required bonding. Moreover, these contracts are often very large and extremely complex, which often necessitates the use of a joint venture, often with a competitor, to bid on and perform these types of contracts, especially since it may be easier to jointly pursue the necessary bonding. However, entering into these types of joint ventures or partnerships exposes us to the credit and performance risks of third parties, many of whom are not as financially strong as us. If our joint ventures or partners fail to perform, we could suffer negative results.

Our use of the percentage-of-completion accounting method could result in a reduction or elimination of previously reported profits.

Under our accounting policies, we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated. For example, our Fossil, Renewables & Nuclear segment’s gross profit for fiscal year 2009 was significantly reduced by substantially increased estimated costs to complete two coal-fired power plant projects. Additional revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual cost to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits.

The nature of our projects exposes us to potential professional liability, product liability, warranty and other claims, which may reduce our profits.

We engineer, construct and perform services in large industrial facilities where accidents or system failures can have significant consequences. Any such accident or failure at a site where we provided EPC or similar services could result in significant professional liability, product liability, warranty and other claims against us, regardless of whether our products or services caused the incident. Further, the engineering and construction projects we perform expose us to additional risks including, but not limited to, equipment failures, personal injuries, property damage, shortages of materials and labor, permitting delays, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems, each of which could significantly impact our performance and materially impact our financial statements.

Additionally, once our construction is complete, we may face claims relating to our job performance, which could materially impact our financial statements. Under some of our contracts, we must use client specified metals or processes for producing or fabricating pipe for our clients. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or reworking costs, which could materially impact our financial statements.

We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. Should we be determined liable, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. Even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any damages not covered by our insurance, in excess of our insurance limits or, if covered by insurance subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

We will be exposed to additional risks in our Fossil, Renewables & Nuclear segment, as we begin to execute our significant nuclear backlog. These risks include greater backlog concentration in fewer projects, significantly increased requirements for letters of credit and potential cost overruns which could have a material adverse effect on our future revenues and liquidity.

We expect to convert a significant part of our backlog for nuclear projects in the Fossil, Renewables & Nuclear segment into revenues in the future. Nuclear projects may utilize larger sums of working capital than projects in our business segments and are concentrated among a few larger clients. As we increase our active projects in the nuclear business, and consequently our reliance in revenues from this business, we become more dependent on a smaller number of clients. If we lose clients in our nuclear business and are unable to replace them, our revenues could be materially adversely impacted.

Additionally, nuclear projects, due to their size and complexity, may be subject to significant cost-overruns which could adversely affect us. The complexity of these projects is increased by permit, licensing and regulatory approvals that can be even more stringent and time consuming than similar processes for more conventional construction projects. These approvals include additional NRC certification requirements for our nuclear design as well as our clients’ receipt from the NRC of the license necessary to construct and operate a particular facility. Delays in receipt of such permits or licenses or other problems encountered during construction could cause our actual results of operations to significantly differ from anticipated results.

As we convert our nuclear projects from backlog into active construction we may face significantly greater requirements for the provision of letters of credit or other forms of credit enhancements. Together with the initial fixed construction costs for nuclear plants, which are significantly higher than those for coal- or gas-fired plants, we may be required to significantly expand our access to capital and credit. We can provide no assurance that we will be able to access such capital and credit as needed or that we would be able to do so on economically attractive terms.

If the U.S. were to change its support of nuclear power or revoke or limit DOE’s Loan Guarantee Program (LGP) it could have a material adverse effect on our operations.

The U.S. government has been supportive of increased investment in nuclear power. However, if the federal government changed its policy or public acceptance of nuclear technology as a means of generating electricity significantly wanes, demand for nuclear power could be negatively affected and potentially increase the regulation of the nuclear power industry. Because several of our segments deal with nuclear power either directly or indirectly this could have a material adverse effect on our operations.

Some of our clients may rely on DOE LGP under which DOE issues loan guarantees to eligible projects that “avoid, reduce, or sequester air pollutants or anthropogenic emissions of greenhouse gases” and “employ new or significantly improved technologies as compared to technologies in service in the U.S. at the time the guarantee is issued.” If the current administration were to revoke or limit DOE’s LGP it could make obtaining funding more difficult for many of our clients which could inhibit their ability to take on new projects resulting in a negative impact on our operations.

Our failure to meet contractual schedule or performance requirements could adversely affect our revenue and profitability.

In certain circumstances, we guarantee project completion by a scheduled date or certain performance testing levels. Failure to meet these schedule or performance requirements could result in a reduction of revenues and/or additional costs, and these adjustments could exceed projected profits. A project’s revenues could also be reduced by liquidated damages withheld by clients under contractual penalty provisions, which can be substantial and can accrue on a daily basis. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base. For examples of the kinds of claims that may result from liquidated damages provisions and cost overruns, see Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives included in Part II, Item 8 — Financial Statements and Supplementary Data.

If our joint venture or consortium partners, subcontractors or equipment manufacturers fail to perform their contractual obligations on a project, we could be exposed to the risk of loss, and in some cases, joint and several liability to our clients, loss of reputation and additional financial performance obligations that could result in reduced profits or, in some cases, significant losses.

We often enter into consortium arrangements and joint ventures as part of our Fossil, Renewables & Nuclear segment, E&C segment and E&I segment contracts in order to jointly bid and perform a particular project. The success of these consortium agreements and joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our partners. If our partners do not meet their obligations, the consortium or joint venture may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to incur additional costs, make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services and/or to pay liquidated damages. Under agreements with joint and several liabilities, we could be liable for both our obligations and those of our partners. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also negatively affect our reputation in the industries we serve. Additionally, we rely on third party partners, equipment manufacturers and third party subcontractors to complete our projects. To the extent our partners cannot execute their portion of the work, are unable to deliver their services, equipment or materials according to the negotiated terms and/or we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts.

Demand for our products and services is cyclical and vulnerable to sudden economic downturns and reductions in private industry and government spending. If general economic conditions continue to weaken, then our revenues, profits and our financial condition may rapidly deteriorate.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.

Due to the current economic downturn, many of our clients may face budget shortfalls or may delay capital spending that may decrease the overall demand for our services. A decrease in state tax revenue as well as other economic declines may result in lower state and local government spending. Our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the municipal and global credit markets.

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

Our government contracts may present risks to us.

We are a major provider of services to U.S. government agencies and therefore are exposed to risks associated with government contracting. Government clients typically can terminate or modify contracts with us at their convenience. As a result, our backlog may be reduced or we may incur a loss if a government agency decides to terminate or modify a contract with us. We are also subject to audits, cost reviews and investigations by government contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Cost disallowances may result in adjustments to previously reported revenues and may require refunding previously collected cash proceeds. In addition, our failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time, possible civil or criminal fines and penalties and the risk of public scrutiny of our performance, each of which could have a material adverse effect on our business. Other remedies that our government clients may seek for improper activities or performance issues include sanctions such as forfeiture of profits and suspension of payments.

Our government contracts present us with other risks as well. Legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, our contracts with government agencies may be only partially funded or may be terminated, and we may not realize all of our potential revenues and profits from those contracts. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.

For the fiscal year ended August 31, 2009, 93.4% of our E&I segment’s backlog was with U.S. government agencies.

Actual results could differ from the estimates and assumptions that we use to prepare our financial statements.

To prepare financial statements in conformity with U.S. generally accepted accounting principles (GAAP), our management is required to make estimates and assumptions, as of the date of the financial statements, that affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include, among other things:

•	contract costs and profits and application of the percentage-of-completion method of accounting; revenues recognized, and reduction of costs recognized, as a result of contract claims and unapproved change orders;

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans; and

•	accruals for estimated assets and liabilities, including litigation and insurance recoveries/reserves.

Our actual results could differ materially from our estimates. Changes in reported amounts may be recorded in future periods.

Risks related to our Investment in Westinghouse could have an adverse effect on us.

We incur significant interest cost on the Westinghouse Bonds issued to finance our Investment in Westinghouse, and we can provide no assurance that we will receive dividends sufficient to cover these costs.

While we have significant influence as a member on the board of the Westinghouse companies, we do not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. We have limited access to, and ability to disclose, the details of the Westinghouse business and its operations. Further, we are subject to limitations on our ability to sell our Westinghouse Equity without the approval of the other shareholders. Although we have obtained certain rights to bid on Westinghouse AP1000 nuclear plant projects and preferred rights to provide other services, we can provide no assurance that we will obtain significant future business from this arrangement.

In connection with our Investment in Westinghouse and issuing the Westinghouse Bonds, we entered into the Put Option with Toshiba providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined Exercise Period. Per the Put Option, the Exercise Period commences upon the earlier of March 31, 2010, or a “Toshiba Event,” which is caused by, among other things, certain Toshiba financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009 because it failed to maintain a minimum consolidated net worth of JPY 800 billion. Toshiba reported that it raised approximately $3 billion in equity capital in June 2009, and thus may no longer fail to meet the required financial metrics under the Put Option.

The Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option, but due to the Toshiba Event, the Westinghouse Bond holders now have an opportunity to direct us to exercise the Put Option. To do so, a ‘supermajority’ of the bondholders representing a majority of not less than an aggregate 75% of the principal amount outstanding, must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approve a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by bondholders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively an “Extraordinary Resolution”).

To our knowledge, the Westinghouse Bond holders have not taken any action toward an Extraordinary Resolution. However, the bondholders’ decision is beyond our control, and we can provide no assurances that the holders will not issue an Extraordinary Resolution in the future.

In the event we exercise the Put Option at the direction of an Extraordinary Resolution or following a Toshiba Event, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $45.8 million using exchange rates at August 31, 2009) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. Because the Put Option requires Toshiba to repurchase the Westinghouse Equity from us and the proceeds from the repurchase of the Westinghouse Equity will be used to repay the Westinghouse Bonds, the Bond holders’ decision to issue an Extraordinary Resolution may be significantly influenced by Toshiba’s financial condition as well as conditions in the general credit markets.

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

Sale of our Westinghouse Equity may affect our ability to extend the Westinghouse CRA beyond its original term which expires in 2013.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

We had $501.3 million of goodwill and $21.0 million of intangible assets recorded on our consolidated balance sheet at August 31, 2009. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if it has become impaired which would require us to write down the impaired portion of these assets. If we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected.

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

Our Westinghouse Bonds are JPY denominated. As the U.S. Dollar/JPY exchange rate changes, the amount of U.S. Dollars required to service this debt will change

The limitation or the modification of the Price-Anderson Act’s indemnification authority could adversely affect our business.

The Price-Anderson Act (PAA) partially indemnifies the nuclear industry against liability arising from nuclear incidents in the U.S. while still ensuring compensation for the general public. The PAA comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering broad indemnification to nuclear energy plant operators and DOE contractors. Because we provide services to the DOE at nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. Although the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for DOE and the nuclear energy industry. If the indemnification authority does not extend to all of our services, our business could be adversely affected by either a refusal of new facilities operations to retain us or our inability to obtain commercially adequate insurance and indemnification.

Our environmental and infrastructure operations may subject us to potential contractual and operational costs and liabilities.

In our role as an environmental management contractor in connection with projects performed for clients under the E&I segment we face potential liabilities to third parties for property damage or personal injury stemming from exposure to or a release of toxic, hazardous or radioactive substances. These liabilities could arise long after completion of a project due to migration of these substances, could arise off the project site. We have performed asbestos abatement and anthrax and other biological agent decontamination work, and although the risks are similar to those faced in our toxic chemical emergency response business, the risks posed by attempting to detect and remediate these agents may include risks to our employees, subcontractors and others who may become adversely affected should our detection and remediation activities prove less effective than anticipated.

Because biological contamination and exposure to asbestos is difficult to evaluate and highly variable, there may be unknown risks involved, and in some circumstances, there may be no standard protocols for dealing with these risks. The risks we face with respect to biological agents may also include the potential ineffectiveness of developing technologies to detect and remediate the contamination, claims for infringement of these technologies, difficulties in working with the smaller, specialized firms that may own these technologies and have detection and remediation capabilities, our ability to attract and retain qualified employees and subcontractors in light of these risks, the high profile nature of the work and the potential unavailability of insurance and indemnification.

We are exposed to certain risks associated with our integrated environmental solutions businesses.

Certain subsidiaries within our E&I segment are engaged in two similar programs that may involve assumption of a client’s environmental remediation obligations and potential claim obligations. One of our subsidiaries, The LandBank Group, Inc. (LandBank), purchases and then remediates and/or takes other steps as landowner to improve environmentally impaired properties, with a goal of selling the improved property at a price greater than the combined cost of acquisition and remediation. The second program is operated by our subsidiary, Shaw Environmental Liability Solutions, LLC (SELS), which contractually assumes responsibility for environmental matters at a particular site or sites owned by third parties and provides indemnifications for defined cleanup costs and post-closing third party claims in return for compensation by the client. These subsidiaries may operate and/or purchase and redevelop environmentally impaired property. As the owner or operator of these properties, we may be required to clean up all contamination at these sites even if we did not place the contamination there. While we attempt to reduce our exposure to unplanned risks through the performance of environmental due diligence, the use of liability protection provisions of federal laws like the Brownfields Revitalization Act and similar state laws and the purchase of environmental legal liability and remediation cost cap insurance coverage or other risk management products, we can provide no assurance that our risk management strategies and these products and laws will adequately protect us in all circumstances or that no material adverse impact will occur.

Our ability to be profitable in this type of business also depends on our ability to accurately estimate cleanup costs. If we materially underestimate the required cost of cleanup at a particular project, our underestimation could materially adversely affect us. This type of business is dependent upon the availability of environmental legal liability and remediation cost cap insurance or other risk management products. We can provide no assurance that these products will continue to be available to us in the future or, if available, at commercially reasonable terms and whether the insurance carriers will have the ability to satisfy future claims. Moreover, environmental laws and regulations governing the cleanup of contaminated sites are subject to change and enforcement policies are subject to reinterpretation. We cannot predict the effect of future changes to these laws, regulations or policies on our LandBank and SELS businesses. Additionally, when we purchase real estate in this business, we are subject to real estate development risks such as the timely receipt of building, zoning and construction permits, construction delays, and the ability of markets to absorb new development projects.

Environmental factors and changes in laws and regulations could increase our costs and liabilities and affect the demand for our services.

In addition to the environmental risks described above and our environmental remediation business, our operations are subject to environmental laws and regulations, including those concerning:

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

The level of enforcement of environmental laws and regulations also affects the demand for many of our services, since greater or more vigorous enforcement of environmental requirements by government agencies creates greater demand for our environmental services. Any perception among our clients that enforcement of current environmental laws and regulations has been or will be reduced decreases the demand for some services. Future changes to environmental, health and safety laws and regulations or to enforcement of those laws and regulations could result in increased or decreased demand for certain of our services. The ultimate impact of the proposed changes will depend upon a number of factors, including the overall strength of the economy and clients’ views on the cost-effectiveness of remedies available under the changed laws and regulations. If proposed or enacted changes materially reduce demand for our environmental services, our results of operations could be adversely affected.

For additional information, see Part I, Item 1 — Business — Environmental Matters.

We face substantial competition in each of our business segments.

We face competition from numerous regional, national and international competitors, some of which have greater financial and other resources than we do. Our competitors include well-established, well-financed businesses, both privately and publicly held, including many major energy equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and some of our clients.

In our F&M segment, we face substantial competition on a domestic and international level. In the U.S., there are a number of smaller pipe fabricators. Internationally, our principal competitors are divisions of large industrial firms who may have greater financial and other resources than we do. As a result, they may be able to exercise influence with suppliers and negatively impact our ability to obtain raw materials.

In our E&I segment, we compete with small and large organizations, including national and regional environmental management firms, architectural, engineering and construction firms, environmental management divisions or subsidiaries of international engineering and construction companies. Increased competition and changing client procurement procedures within our industry may require us to accept more contractual and performance risk.

There can be no assurance that our segments will be able to compete successfully.

Political and economic conditions in foreign countries in which we operate could adversely affect us.

Approximately 22% of our fiscal year 2009 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. In addition to the specific challenges we face internationally, international contracts, operations and expansion expose us to risks inherent in doing business outside the U.S., including:

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

The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions generally prohibit U.S. based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with those local customs and practices. Our FCPA policy and training provide our employees with procedures, guidelines and information about FCPA obligations and compliance. Further, we advise our partners, subcontractors, agents and others who work for us or on our behalf that they are obligated to comply with the FCPA. We have procedures and controls in place designed to ensure internal and external compliance. However, such internal controls and procedures will not always protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Work stoppages and other labor problems could adversely affect us.

At August 31, 2009, approximately 18% of our employees were represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. From time to time, we have also experienced attempts to unionize our non-union shops. While these efforts have achieved limited success to date, we cannot provide any assurance that we will not experience additional union activity in the future.

Our failure to attract and retain qualified personnel, including key officers, could have an adverse effect on us.

Our ability to attract and retain qualified professional personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed professionals. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain skilled laborers and craftsmen in our pipe fabrication and construction businesses. Demand for these workers can at times be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to provide services to our clients and conduct our business effectively.

Risks Related to Our Liquidity and Capital Resources

We may not be able to raise additional capital or obtain additional financing if needed.

The recent downturn in the equity and debt markets, tightening of the credit markets and general economic slowdown could make it more difficult for us to raise additional capital or obtain additional financing. We cannot be certain that additional funds will be available if needed and to the extent required or, if available, on acceptable terms. If we cannot raise necessary additional funds on acceptable terms, there could be a material adverse impact on our business and operations. We also may not be able to fund expansion, take advantage of future opportunities, meet our existing debt obligations or respond to competitive pressures or unanticipated requirements.

Non-compliance with covenants in our Credit Facility, without waiver or amendment from the lenders, could require us to post cash collateral for outstanding letters of credit and could adversely affect our ability to borrow under the Facility.

Our Credit Facility (Facility) contains certain financial covenants, including a leverage ratio, a minimum debt service coverage ratio and a defined minimum consolidated net worth. In addition, we are required to file our quarterly and annual reports with the SEC on a timely basis. The defined terms used in calculating the financial covenants require us to follow GAAP, which requires the use of judgments and estimates. We may not be able to satisfy these ratios, especially if our operating results deteriorate as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. Additionally, we may not be able to file our SEC reports on a timely basis. See Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our Facility.

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not waived, the lenders under our Facility are not required to lend any additional amounts or issue letters of credit and could elect to require us to apply all of our available cash to collateralize any outstanding letters of credit, declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable or require us to apply all of our available cash to repay any borrowings then outstanding at the time of default. If we are unable to collateralize our letters of credit or repay borrowings with respect to our Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets. If any future indebtedness under our Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full. At August 31, 2009, we had no outstanding borrowings under the Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $597.7 million. Our borrowing capacity under the Facility is reduced by the aggregate amount of letters of credit we have outstanding.

Further, we have entered into indemnity agreements with our sureties that contain cross-default provisions. Accordingly, in the event of a default under our Facility, we would need to obtain a waiver from our sureties or an amendment to our indemnity agreements. We can provide no assurance that we would be successful in obtaining an amendment or waiver.

Restrictive covenants in our Facility may restrict our ability to pursue our business strategies.

Our Facility limits our ability to, among other things:

•	incur indebtedness or contingent obligations;

•	issue preferred stock;

•	pay dividends or make distributions to our shareholders;

•	repurchase or redeem our capital stock or subordinated indebtedness;

•	make investments;

•	create liens;

•	enter into sale/leaseback transactions;

•	incur restrictions on the ability of our subsidiaries to pay dividends or to make other payments to us;

•	make capital expenditures;

•	enter into transactions with our shareholders and affiliates;

•	sell and pledge assets; and

•	acquire the assets of, or merge or consolidate with, other companies or transfer all or substantially all of our assets.

These covenants may also impair our ability to engage in favorable business activities and our ability to finance future operations or capital needs in furtherance of our business strategies.

A breach of any of these covenants could result in an event of default under our Facility. For additional information, see “Non-compliance with covenants in our Facility, without waiver or amendment from the lenders, could adversely affect our ability to borrow under the Facility” above.

Inability to obtain adequate surety bonding or letters of credit could reduce our ability to bid on new work which could have a material adverse effect on our future revenues and business prospects.

In certain circumstances, clients may require us to provide credit enhancements, including bonds or letters of credit. In line with industry practice, we are often required to provide performance and surety bonds to clients. These bonds and letters of credit provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms commercially acceptable to us, we cannot pursue that project. We have letter of credit and bonding facilities but, as is typically the case, the issuance of bonds under our surety facilities is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that surety bonds or letters of credit will continue to be available to us on commercially reasonable terms.

Downgrades by rating agencies may require us to modify existing bonding facilities or obtain new bonding facilities.

In the event our debt ratings are lowered by independent rating agencies such as Moody’s Investors Service or Standard & Poor’s (S&P), it could be more difficult for us to obtain surety bonding for new projects in the future, and we may be required to increase or provide additional cash collateral to obtain these surety bonds, which would reduce our available cash and could impact our ability to renew or increase availability under our Facility. Any new or modified bonding facilities might not be on terms as favorable as those we have currently, and we could also be subject to increased costs of capital and interest rates.

Because of the capital-intensive nature of our business, we are vulnerable to reductions in our liquidity.

Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events that could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from acquisitions, contract initiation or completion delays, political conditions, client payment problems, foreign exchange risks and professional and product liability claims. We cannot provide assurance that we will have sufficient liquidity or the credit capacity to meet all of our cash needs if we encounter significant working capital requirements as a result of these or other factors.

Insufficient liquidity could have important consequences to us, such as:

•	less operating flexibility due to restrictions that could be imposed by our creditors, including restrictions on incurring additional debt, creating liens on our properties and paying dividends;

•	less success in obtaining new contracts if our sureties or our lenders limited our ability to provide new performance bonds or letters of credit for our projects;

•	be required to dedicate a substantial portion of our cash flows from operations to the repayment of debt and the interest associated with that debt;

•	increased lending fees, costs and interest rates; and

•	difficulty in financing future acquisitions and/or continuing operations.

Our borrowing levels and debt service obligations could adversely affect our financial condition and impair our ability to fulfill our obligations under our Facility.

At August 31, 2009, we had total outstanding indebtedness of approximately $1,411.0 million, approximately $1,388.0 million of which relates to our Westinghouse Bonds and is of limited recourse to us. In addition, at August 31, 2009, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $790.3 million were outstanding and we had no borrowings under our Facility. Our indebtedness could have important consequences, including the following:

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls has required compliance training of our directors, officers and employees and has entailed substantial costs in order to modify our existing accounting systems. Although these measures are designed to do so, we cannot be certain that such measures and future measures will guarantee that we will successfully implement and maintain adequate controls over our financial reporting processes and related reporting requirements. For example, in the past we have discovered a material weakness relating to project reporting on EPC fixed-price contracts and in income tax accounting, each of which we have taken steps to remediate. However, any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet our reporting obligations and could result in a breach of a covenant in our Facility in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our stock.

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

We have in place a shareholder rights plan, and provisions in our articles of incorporation by-laws that may discourage a change of control of our company.

Certain of our corporate governing documents contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. For example, certain provisions in our articles of incorporation authorize the board of directors to determine the powers, preferences and rights of preference shares and to issue preference shares without shareholder approval. These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. In addition, we have a shareholder rights plan that allows our shareholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our board of directors.

Any one of the provisions discussed above could discourage third parties from obtaining control of us. These provisions may also impede a transaction in which our shareholders could receive a premium over then-current market price and our shareholders’ ability to approve transactions that they consider in their best interests.

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

We believe that we are an industry leader by owning or having access to our technologies. We protect our technology positions through patent registrations, license restrictions and a research and development program. We may not be able to successfully preserve our intellectual property rights in the future, and these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as U.S. law. Because we license technologies from third parties, there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced.

Additionally, if our technologies become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our clients. For example, we believe that Westinghouse’s AP1000 technology is a leading technology for nuclear power generation plants. However, there are competing technologies, and it is likely that new technologies will be developed in the future. We also believe that our induction pipe bending technology, know how and capabilities favorably influence our ability to compete successfully. Currently, this technology and our proprietary software are not patented. Even though we have some legal protections against the dissemination of this technology, including non-disclosure and confidentiality agreements, our efforts to prevent others from using our technology could be time-consuming, expensive and ultimately may be unsuccessful or only partially successful.

Finally, there is nothing to prevent our competitors from independently attempting to develop or obtain access to technologies that are similar or superior to our technology.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At August 31, 2009, our principal properties (those where we occupy over 35,000 square feet) were as follows:

Owned
Location	Description	Segment Using Property	Leased

Baton Rouge, LA	Corporate Headquarters	Corporate	Leased
Addis, LA	Fabrication Facility	F&M	Owned
Askar, Bahrain	Office Building and Pipe Fabrication Facility	F&M	Leased
Baton Rouge, LA	Office Building	Corporate	Leased
Baton Rouge, LA	Office Building	E&C	Leased
Cambridge, MA	Office Building	E&C	Leased
Centennial, CO	Office Building	E&I/Fossil, Renewables & Nuclear	Leased
Charlotte, NC	Office Building	Fossil, Renewables & Nuclear	Leased
Charlotte, NC	Office Building	Fossil, Renewables & Nuclear	Leased
Cherry Hill, NJ	Office Building	E&I/Fossil, Renewables & Nuclear	Leased
Clearfield, UT	Fabrication and Manufacturing	F&M	Leased
Concord, CA	Office Building	E&I	Leased
Decatur, GA	Warehouse	F&M	Leased
Delcambre, LA	Manufacturing Facility	Maintenance	Owned
Derby, United Kingdom	Manufacturing Facility	Fossil, Renewables & Nuclear	Owned
El Dorado, AR	Manufacturing Facility	F&M	Owned
Findlay, OH	Office Building & Storage	E&I	Leased
Greenwood Village, CO	Office Building	E&I	Leased
Houston, TX	Office Building	E&C	Leased
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Irvine, CA	Office Building	E&I	Leased
Knoxville, TN	Office Building & Laboratory	E&I	Leased
Knoxville, TN	Warehouse	E&I	Leased
Lake Charles, LA	Module Assembly Facility	F&M	Leased
LaPorte, TX	Manufacturing Facility	Maintenance	Owned
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	F&M	Owned
Matamoros, Mexico	Pipe Fabrication Facility	F&M	Owned
Milton Keynes, United Kingdom	Office Building	E&C	Leased
Monroeville, PA	Office Building & Storage	E&I	Leased
Moorestown, NJ	Office Building	Fossil, Renewables & Nuclear	Leased
New Brunswick, NJ	Manufacturing Facility	F&M	Leased
Norwood, OH	Office Building	E&I	Owned
Prairieville, LA	Pipe Fabrication Facility	F&M	Owned
St. Paul, VA	Warehouse	Fossil, Renewables & Nuclear	Leased
Shreveport, LA	Manufacturing Facility	F&M	Owned
Shreveport, LA	Piping Components & Manufacturing Facility	F&M	Owned
Stoughton, MA	Office Building	E&C/Fossil, Renewables & Nuclear	Leased
Toronto, Canada	Office Building	E&C	Leased
Trenton, NJ	Office Building	E&I/Fossil, Renewables & Nuclear	Leased
Tulsa, OK	Pipe Fabrication Facility	F&M	Owned
Walker, LA	Office Building & Warehouse	F&M	Owned
Walker, LA	Pipe Fabrication Facility	F&M	Owned
West Monroe, LA	Pipe Fabrication Facility	F&M	Owned

In addition to these locations, we occupy other owned and leased facilities in various cities that are not considered principal properties. Portions of certain office buildings described above are currently being subleased for various terms. We consider each of our current facilities to be in good operating condition and adequate for its present use. We believe that our leases are at competitive market rates and do not anticipate any difficulty in leasing suitable additional space upon expiration of any lease.

Item 3.	Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Part II — Item 8 — Financial Statements and Supplementary Data Note 13 — Contingencies and Commitments.

Item 4.	Submission of Matters to Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, no par value, is traded on the NYSE under the symbol “SHAW.” Prior to August 21, 2009, our common stock traded under the symbol “SGR.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE for our two most recent fiscal years and for the current fiscal year to date.

	High	Low

Fiscal Year ended August 31, 2009
First Quarter	49.50	11.47
Second Quarter	31.18	14.54
Third Quarter	34.70	20.14
Fourth Quarter	35.14	23.23
Fiscal Year ended August 31, 2008
First Quarter	77.30	48.33
Second Quarter	69.25	45.00
Third Quarter	65.33	46.80
Fourth Quarter	66.61	47.20

The closing sales price of our common stock on October 26, 2009, as reported on the NYSE, was $28.93 per share. On October 26, 2009, we had 287 shareholders of record.

We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, any earnings will be retained for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock at the present. The declaration of dividends is at the discretion of our Board of Directors. Our dividend policy will be reviewed by the Board of Directors as may be appropriate in light of relevant factors at the time. We are, however, subject to certain limitations on the payment of dividends under the terms of existing Credit Facilities. For additional information on these prohibitions, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Stock Performance Graph

The graph below depicts the cumulative five-year total return attained by our shareholders on our common stock, a customized peer group of four companies that includes: Fluor Corp., Jacobs Engineering Group Inc, URS Corporation and us, the S&P 600 SmallCap index, S&P 500 Composite Index (S&P 500) and the Dow Jones US Heavy Construction Industry Index (DJ Heavy). We will discontinue the use of the S&P 600 SmallCap index and the customized peer group in our future SEC filings because our customized peer group is included in the DJ Heavy index, and we believe the S&P 500 is a more meaningful index than the S&P 600 SmallCap index when comparing returns of our shareholders. We continue to show a customized peer group and the S&P 600 SmallCap index because applicable regulations require that the new and old indices be shown if the graph uses a different index from that used the previous year. We believe that using the S&P 500 and the DJ Heavy provides a meaningful comparison of our stock performance to investors, and we plan to use these indices in future filings with the SEC. The graph compares the performance of a $100 investment in our common stock, a customized peer group, the S&P 600 SmallCap index, the S&P 500 Composite Index, and the DJ Heavy index (with the reinvestment of all dividends) from August 31, 2004 to August 31, 2009.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

	8/04	8/05	8/06	8/07	8/08	8/09
The Shaw Group Inc.	100.00	205.05	244.51	486.39	481.44	285.03
S&P SmallCap 600	100.00	126.49	135.51	154.85	145.24	115.13
Peer Group	100.00	156.37	207.52	318.41	362.46	241.78
S&P 500	100.00	110.51	118.07	133.48	116.17	92.43
DJ Heavy	100.00	155.19	223.78	361.54	352.18	241.83

THE FOREGOING GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

See Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters with respect to information to be incorporated by reference regarding our equity compensation plans.

Item 6.	Selected Financial Data

The following table presents selected statements of operations and balance sheet data on a consolidated basis as of and for the periods the dates indicated. The selected historical consolidated financial data for each of the five fiscal years ended August 31 presented below has been derived from our audited consolidated financial statements. KPMG LLP (KPMG), independent registered public accounting firm, audited our consolidated financial statements for the fiscal years ended August 31, 2007, 2008 and 2009. Ernst & Young LLP, independent registered public accounting firm, audited our consolidated financial statements for each of the fiscal years ended August 31, 2005 to August 31, 2006. Such data should be read in conjunction with our Consolidated Financial Statements and related notes thereto included in Part II, Item 8 — Financial Statements and Supplementary Data.

	Year Ended August 31,
(In millions, except per share amounts)	2009	2008	2007	2006	2005

Consolidated Statements of Operations
Revenues	$7,279.7	$6,998.0	$5,723.7	$4,775.6	$3,267.7

Income (loss) from continuing operations	$15.0	$140.7	$(19.0)	$50.2	$17.1

Diluted income (loss) per common share from continuing operations	$0.18	$1.67	$(0.24)	$0.63	$0.25

Consolidated Balance Sheets
Total assets	$5,557.2	$4,587.3	$3,894.4	$2,537.1	$2,096.2

Westinghouse bonds, short-term	$1,388.0	$—	$—	$—	$—

Long-term debt and capital lease obligations, net of current maturities	$7.6	$1,165.6	$1,096.8	$173.5	$65.4

Cash dividends declared per common share	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Fiscal year 2009 was a milestone year for us as we were released to execute two of our domestic EPC AP1000 nuclear power projects and received a partial release on our third domestic EPC AP1000 nuclear power project. Additionally, work continued to progress well in China on the first four AP1000 nuclear reactors to ever be constructed. Our financial results were mixed as we generated record revenues, record operating cash flow, record new awards, cash and a substantially increased backlog of unfilled orders. Earnings were strong across the majority of our segments. However, we experienced cost overruns on two coal-fired power plant projects in our Fossil, Renewables & Nuclear segment and experienced significant non-operating and non-cash foreign exchange translation losses in our Investment in Westinghouse segment that substantially decreased our reported earnings. Finally, the global economic slowdown negatively impacted the number and value of new awards received by our E&C and F&M segments that may adversely affect the comparative financial results for those businesses in the first half of fiscal year 2010.

Our E&I segment generated strong revenue and earnings, primarily driven by increased volume in our federal sector and improved execution. Construction activity on a hurricane protection project for the USACE in southeast Louisiana and our MOX project for the DOE in South Carolina continue to drive E&I’s earnings. U.S. government spending remained strong during 2009 and the E&I segment is well positioned to benefit from an expected increase in government spending in 2010 under the American Recovery and Reinvestment Act of 2009 (ARRA).

Our F&M segment had record revenues in fiscal year 2009, primarily driven by the execution of several large projects already in our backlog, as well as sales from our fabrication facility in Mexico which commenced operations during the latter part of fiscal year 2008. While earnings were strong in our F&M segment, we believe the global economic slowdown resulted in increased market pricing pressure and reduced our profit margins. Our bookings of new orders (excluding the transfer of nuclear scope from our Fossil, Renewables & Nuclear segment) declined throughout the year, as many of our clients delayed capital commitments. The decline in new orders is likely to result in comparatively reduced revenues and profits during the first half of fiscal year 2010. Finally, progress continued on our new state-of-the-art module facility that we are constructing in Lake Charles, Louisiana.

Our E&C segment had record revenues and earnings in fiscal year 2009 resulting from strong operational execution on several high-margin engineering services contracts executed from their backlog of unfilled orders. However, as with our F&M segment, global economic conditions and the decline in the value of crude oil contributed to a decline in new awards during 2009, and this decline is likely to result in comparatively reduced revenues and profits during the first half of fiscal year 2010.

Our Maintenance segment had comparatively reduced revenues and profits in fiscal year 2009 as clients delayed major capital commitments as a result of global economic conditions. The year over year comparative results were adversely impacted as we completed a large capital construction project in fiscal year 2008, which generated margins greater than the routine maintenance services which dominated the 2009 financial results.

Our Fossil, Renewables & Nuclear segment’s financial results reflect the continued execution of a number of EPC projects for new coal- and gas-fired power plants, a number of projects targeting emission reductions at existing coal-fired power plants, and a services contract for four new AP1000 reactors in China. We experienced increased field construction labor costs during 2009 on two coal-fired power plant projects which contributed to lower than expected earnings for this segment. During fiscal year 2009, we received notices to proceed with two of our domestic EPC AP1000 nuclear power projects and a partial release on our third domestic EPC AP1000 nuclear power project. All three projects received state public service commission approval during fiscal year 2009. Additionally, one of these projects received an Early Site Permit from the NRC.

Our consolidated financial results continue to be negatively impacted by significant non-operating foreign exchange translation losses resulting from an appreciation of the JPY against the U.S. Dollar and from certain non-cash expenses resulting from the Toshiba Event, as more fully described in Item 1. We recorded pre-tax charges of $198.1 million and $69.7 million related to foreign currency translation losses on our JPY-denominated bonds for fiscal years 2009 and 2008, respectively. The exchange rate of the JPY to the U.S. Dollar at August 31, 2009 was 92.9 as compared to 108.8 as of August 31, 2008.

As a result of the Toshiba Event, we reclassified our Investment in Westinghouse and the corresponding outstanding bonds from long-term to current during the third quarter of fiscal year 2009. Due to the Toshiba Event, we were required to expense the unamortized original issuance bond discount of $22.8 million pre-tax, or $13.9 million after tax, as well as the remaining deferred financing costs of $6.6 million pre-tax, or

$4.0 million after tax, during the third quarter of fiscal year 2009. These non-cash charges are included as interest expense in the financial statements. See Investment in Westinghouse segment for additional details regarding the Toshiba Event.

During our fiscal year 2009, we entered into Amendment No. 6 to our Facility to, among other things, extend the maturity from April 25, 2010 to April 25, 2011, and pursuant to such amendment, existing lenders with commitments totaling $874.0 million agreed to the one-year extension. Subsequent to the close of our fiscal year 2009, we entered into an Amended and Restated Credit Agreement (Restated Credit Agreement) which provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Specifically, the Restated Credit Agreement makes available $1,214.0 million through April 25, 2010, $1,095.0 million from April 26, 2010 to April 25, 2011 and $1,000.0 million from April 26, 2011 through October 25, 2012. See Note 8 — Debt and Revolving Lines of Credit to our consolidated financial statements beginning on page F-1 and Liquidity and Capital Resources below for additional information regarding our Facility.

We generated record consolidated operating cash flow during fiscal year 2009 driven by all operating segments other than Corporate and Investment in Westinghouse. Cash flow was generated from a combination of operating earnings and favorable changes in working capital.

Consolidated Results of Operations

Consolidated Revenues:

	For the Year Ended August 31,
(Dollars in millions)	2009	2008	2007

Amount	$7,279.7	$6,998.0	$5,723.7
$ Change from prior period	281.7	1,274.3
% Change from prior period	4.0%	22.3%

Consolidated revenues increased during fiscal year 2009 as compared to fiscal year 2008 primarily due to an increase in revenues in our E&I segment, primarily attributable to a hurricane protection project for the USACE in southeast Louisiana. Also contributing to the increase in revenues were higher volumes in our F&M and E&C segments. Included in E&C revenues are client furnished materials for which we recognize no gross profit or loss ($425.1 million in fiscal year 2009 compared to $527.6 million in fiscal year 2008).

Consolidated Gross Profit:

	For the Year Ended August 31,
(Dollars in millions)	2009	2008	2007

Amount	$607.4	$586.0	$375.4
$ Change from prior period	21.4	210.6
% Change from prior period	3.7%	56.1%

Consolidated gross profit increased during fiscal year 2009 as compared to fiscal year 2008 primarily due to performance in our E&C and E&I segments. E&C’s gross profit increased in fiscal year 2009 as compared to fiscal year 2008 due to an increase in volume of high-margin engineering services projects; and E&I’s increase is primarily related to increased construction activity on a hurricane protection project for the USACE in southeast Louisiana. Additionally, both segments benefitted from an overall improvement in execution.

Consolidated General & Administrative Expenses (G&A):

	For the Year Ended August 31,
(Dollars in millions)	2009	2008	2007

Amount	$308.7	$276.3	$274.5
$ Change from prior period	32.4	1.8
% Change from prior period	11.7%	0.7%

Consolidated G&A increased during fiscal year 2009 as compared to fiscal year 2008 in order to support our increasing business activity levels in most areas of the company. Specific areas that contributed to the increase in general and administrative expenses during fiscal year 2009 include higher business development expenses in our E&C segment and the overall expansion of our Nuclear business.

Consolidated Interest Expense:

	For the Year Ended August 31,
(Dollars in millions)	2009	2008	2007

Amount	$73.6	$45.9	$43.4
$ Change from prior period	27.7	2.5
% Change from prior period	60.3%	5.8%

Consolidated interest expense increased in fiscal year 2009 as compared to fiscal year 2008 primarily due to increased interest expense associated with the JPY denominated bonds. The fiscal year 2009 amount includes the expensing of the original issuance bond discount of $22.8 million pre-tax and the remaining deferred financing cost of $6.6 million pre-tax due to the occurrence of a Toshiba Event.

Consolidated Income Taxes:

	For the Year Ended August 31,
(Dollars in millions)	2009	2008	2007

Amount	$11.9	$71.4	$10.7
$ Change from prior period	(59.5)	60.7
% Change from prior period	(83.3)%	567.3%

Consolidated effective tax rate for fiscal year 2009 was 37% as compared to 32% for fiscal year 2008. The increase in our effective tax rate was primarily due to the mix of earnings between our domestic and foreign operations, the reduction in certain valuation allowances in fiscal year 2008 and an increased provision for uncertain tax positions in fiscal year 2009.

Consolidated Earnings (Losses) from Unconsolidated Entities:

	For the Year Ended August 31,
(Dollars in millions)	2009	2008	2007

Amount	$11.0	$17.7	$(23.7)
$ Change from prior period	(6.7)	41.4
% Change from prior period	(37.9)%	NM

NM — Not meaningful.

Earnings from unconsolidated entities decreased in fiscal year 2009 as compared to fiscal year 2008 primarily due to a $5.8 million net of tax reduction in earnings related to our Westinghouse Equity.

Consolidated Net Income (Loss):

	For the Year Ended August 31,
(Dollars in millions)	2009	2008	2007

Amount	$15.0	$140.7	$(19.0)
$ Change from prior period	(125.7)	159.7
% Change from prior period	(89.3)%	NM

NM — Not meaningful.

Consolidated net income decreased in fiscal year 2009 as compared to fiscal year 2008 primarily due to changes in estimated costs to complete two coal-fired power plant projects in our Fossil, Renewables & Nuclear segment, as well as increased non-cash foreign currency translation losses in our Investment in Westinghouse segment, as the JPY continued to appreciate against the U.S. Dollar throughout fiscal year 2009. These decreases were partially offset by higher earnings in our E&I and E&C segments in fiscal year 2009 as compared to fiscal year 2008.

Segment Results of Operations

The comments and tables that follow compare revenues, gross profit and gross profit percentages by operating segment and a discussion of other items, including G&A, interest expense and income, income from unconsolidated subsidiaries and income taxes at the consolidated level for the fiscal years ended August 31, 2009, 2008 and 2007.

Selected summary financial information for our operating segments is as follows (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2009	2008	2007

Revenues:
Fossil, Renewables & Nuclear	$2,581.2	$2,655.1	$1,635.6
E&I	1,835.5	1,462.1	1,469.3
E&C	1,371.5	1,283.3	1,063.9
Maintenance	864.1	1,018.2	1,081.5
F&M	623.4	576.6	472.8
Corporate	4.0	2.7	0.6

Total revenues	$7,279.7	$6,998.0	$5,723.7

Gross profit:
Fossil, Renewables & Nuclear	$87.0	$153.1	$75.0
E&I	161.7	105.9	94.7
E&C	198.7	124.3	70.2
Maintenance	17.8	49.4	19.9
F&M	138.0	150.0	115.0
Corporate	4.2	3.3	0.6

Total gross profit	$607.4	$586.0	$375.4

Gross profit percentage:
Fossil, Renewables & Nuclear	3.4%	5.8%	4.6%
E&I	8.8	7.2	6.5
E&C	14.5	9.7	6.6
Maintenance	2.1	4.9	1.8
F&M	22.1	26.0	24.3
Corporate	NM	NM	NM

Total gross profit percentage	8.3%	8.4%	6.6%

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
Fossil, Renewables & Nuclear	$29.3	$112.7	$42.3
E&I	91.0	39.3	18.3
E&C	153.0	97.4	35.2
Maintenance	6.7	33.8	9.3
F&M	106.6	126.8	91.2
Investment in Westinghouse	(267.0)	(107.9)	(66.7)
Corporate	(87.0)	(81.6)	(96.4)

Total income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities	$32.6	$220.5	$33.2

NM — Not meaningful.

Our revenues by industry were as follows:

	Fiscal Year Ended August 31,
	2009		2008		2007
Industry	(In millions)%		(In millions)%		(In millions)%

Environmental and Infrastructure	$1,835.5	25	$1,462.1	21	$1,469.3	26
Power Generation	3,168.5	44	3,258.7	47	2,336.2	41
Chemicals	2,120.0	29	2,096.9	29	1,758.0	31
Other	155.7	2	180.3	3	160.2	2

Total revenues	$7,279.7	100%	$6,998.0	100%	$5,723.7	100%

Our revenues by geographic region were as follows:

	Fiscal Year Ended August 31,
	2009		2008		2007
Geographic Region	(In millions)%		(In millions)%		(In millions)%

United States	$5,669.7	78	$5,422.2	78	$4,525.1	79
Asia/Pacific Rim countries	978.4	13	573.0	8	224.3	4
Middle East	386.3	5	719.5	10	789.4	14
United Kingdom and other European Countries	127.9	2	193.9	3	133.8	2
South America and Mexico	51.8	1	33.6	1	22.4	1
Canada	37.7	1	25.4	—	15.2	—
Other	27.9	—	30.4	—	13.5	—

Total revenues	$7,279.7	100%	$6,998.0	100%	$5,723.7	100%

Segment Analysis — Fiscal Year 2009 Compared to Fiscal Year 2008

Fossil, Renewables & Nuclear Segment

During 2009, our Fossil, Renewables & Nuclear segment continued to execute major electric power generation and air emission reduction projects across the globe. Reduced demand for electricity in the U.S. and the decline in the stock prices for electric utilities during 2009 likely adversely impacted electric utilities’ investment decisions during 2009. However, the segment’s EPC work on three contracts for six new AP1000 nuclear power reactors in the U.S. were either fully or partially released in 2009 while work continued on our services contract for four new AP1000 nuclear power reactors in China. The domestic nuclear EPC contracts significantly increased this segment’s backlog of unfilled orders while new awards for air quality control system contracts and new build coal projects significantly declined. One new build coal / petroleum coke fired generation facility was canceled and removed from backlog in the second quarter of fiscal year 2009. Notwithstanding these changes to the power generation markets, the 2009 results for this segment were driven by EPC projects for new coal-fired, gas and nuclear power plants in the U.S. as well as from air emission reduction projects at existing power plants.

Revenues

Revenues decreased $73.9 million, or 2.8%, to $2,581.2 million in fiscal year 2009 from $2,655.1 million in fiscal year 2008 primarily due to the completion or near completion of several air quality control system projects in the U.S. However, this decrease is partially offset by increased volume on new coal and gas construction projects, as well as the initial work on the three new nuclear construction projects in the U.S.

Gross Profit and Gross Profit Percentage

Gross profit decreased $66.1 million, or 43.2%, to $87.0 million in fiscal year 2009 from $153.1 million in fiscal year 2008 and gross profit percentage decreased to 3.4% in fiscal year 2009 from 5.8% in fiscal year

2008. These decreases were primarily due to significantly increased estimated costs to complete two coal-fired power plant projects, one of which amounted to $73.9 million that was recorded in the second quarter of fiscal year 2009. Additionally, the decline in the volume of air quality control system projects in fiscal year 2009 versus fiscal year 2008 contributed to the comparative decline in annual gross profit.

Income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities

Income before income taxes, minority interest, and earnings from unconsolidated entities decreased $83.4 million, or 74.0%, to $29.3 million in fiscal year 2009 from $112.7 million in fiscal year 2008. This decrease was primarily due to the factors affecting gross profit discussed above, as well as an increase in general and administrative expenses as our domestic nuclear work continues to advance.

E&I Segment

The financial results of our E&I segment significantly improved during fiscal year 2009 as compared to fiscal year 2008, driven primarily by our hurricane protection project for the USACE in southeast Louisiana. The E&I segment benefited from increased U.S. government spending during fiscal 2009 and is well positioned to compete for projects that may be funded under the ARRA in fiscal year 2010.

Revenues

Revenues increased $373.4 million, or 25.5%, to $1,835.5 million in fiscal year 2009 from $1,462.1 million in fiscal year 2008 primarily due to increased volumes of services provided to the U.S. Government, led by increased construction activity on the hurricane protection project for the USACE in southeast Louisiana and our MOX project.

Gross Profit and Gross Profit Percentage

Gross profit increased $55.8 million, or 52.7%, to $161.7 million in fiscal year 2009 from $105.9 million in fiscal year 2008 while gross profit percentage increased to 8.8% in fiscal year 2009 from 7.2% in fiscal year 2008. The increase in gross profit is primarily due to increased construction activity on a hurricane protection project noted above. Gross profit and gross profit percentage also increased due to overall improved project execution and increased amounts of overhead chargeable to contracts that results when the volume of project activity increases.

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities

Income before income taxes, minority interest, and earnings from unconsolidated entities increased $51.7 million, or 131.6%, to $91.0 million in fiscal year 2009 from $39.3 million in fiscal year 2008. This increase was primarily due to the factors affecting gross profit discussed above

E&C Segment

E&C experienced record revenues and earnings during fiscal year 2009 as we worked off a number of high-margin engineering projects in backlog. However, E&C’s record performance on existing projects was coupled with an increasingly challenging marketplace, as the global recession had a substantial and negative impact on the investment decisions of clients in the oil and petrochemical markets. Many of our clients delayed large capital investments during fiscal year 2009, and E&C’s bookings of new contracts declined as compared to 2008. The decline in bookings, combined with the work-off of many high-margin engineering services projects throughout fiscal year 2009, led to a gradual decline in volume and profits in the second half of fiscal year 2009 and we expect this trend to continue into fiscal year 2010. However, we are seeing signs of renewed client interest in the early phases of major capital investments such as studies and front end engineering and design contracts which precede the engineering, procurement and construction phase of major projects. We remain optimistic that bookings in the E&C segment may increase if and to the extent that global economic conditions improve.

Revenues

Revenues increased $88.2 million, or 6.9%, to $1,371.5 million in fiscal year 2009 from $1,283.3 million in fiscal year 2008 due primarily to an overall increase in the volume of engineering services projects in general and on a major international petrochemical project in Asia. Included in E&C’s revenues were $425.1 million and $527.6 million in fiscal years 2009 and 2008, respectively, of reimbursable client furnished materials for which we recognize no gross profit or loss.

Gross Profit and Gross Profit Percentage

Gross profit increased $74.4 million, or 59.9%, to $198.7 million in fiscal year 2009 from $124.3 million in fiscal year 2008 while gross profit percentage increased to 14.5% in fiscal year 2009 from 9.7% in fiscal year 2008. The increase in gross profit and gross profit percentage is primarily due to increased engineering service activity, increased activity on the major international petrochemical project noted above, strong project execution, and reduced estimated costs at completion related to foreign withholding taxes. Our fiscal year 2008 results included an increase in gross profit of $13.0 million due to the release of performance guarantees at a consolidated joint venture.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income before income taxes, minority interest, and earnings from unconsolidated entities increased $55.6 million, or 57.1%, to $153.0 million in fiscal year 2009 from $97.4 million in fiscal year 2008. This increase was primarily due to the factors affecting gross profit discussed above. However, the increase was partially offset by increased general and administrative expenses, primarily related to business development and proposal activities.

Maintenance Segment

Our Maintenance segment experienced reduced activity in fiscal year 2009 versus fiscal year 2008, as the global recession adversely impacted the primary markets this segment serves. We performed fewer refueling outages for our nuclear electric utility clients in fiscal year 2009 as compared to fiscal year 2008, and we also performed fewer projects for our refining, chemical, and petrochemical clients who we believe delayed capital commitments because of economic conditions.

Revenues

Revenues decreased $154.1 million, or 15.1%, to $864.1 million in fiscal year 2009 from $1,018.2 million in fiscal year 2008. This decrease in revenues is primarily due to lower volume of activity in both our power and process business lines. Additionally, we completed a major capital construction project in fiscal year 2008 that was not replaced in 2009.

Gross Profit and Gross Profit Percentage

Gross profit decreased $31.6 million, or 64.0%, to $17.8 million in fiscal year 2009 from $49.4 million in fiscal year 2008 and gross profit percentage decreased to 2.1% in fiscal year 2009 from 4.9% in fiscal year 2008. The decreases in gross profit and gross profit percentage were primarily due to lower overall business volume as well as reduced margin resulting from the impact of a dispute resolution reached in the second quarter of fiscal 2009 with the owner of a major domestic power project. Also contributing to the comparative decline in annual gross profit and gross profit percentage was the fact that we completed a major capital construction project in fiscal year 2008, which produced higher gross profits when compared to the maintenance services provided in fiscal year 2009.

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income before income taxes, minority interest, and earnings from unconsolidated entities decreased $27.1 million, or 80.2%, to $6.7 million in fiscal year 2009 from $33.8 million in fiscal year 2008. This decrease was primarily due to the factors affecting gross profit discussed above, partially offset by lower general and administrative expenses resulting from various cost-savings initiatives.

F&M Segment

Our F&M segment achieved record business volume levels in fiscal year 2009, as we continued to service global demand for our industry-leading pipe and steel fabrication services, as well as for our manufacturing and distribution products. However, toward the end of fiscal year 2009, the global economic downturn began to negatively impact our end markets, particularly clients in the oil refining and chemical/petrochemical industries. As a result, our non-nuclear bookings and profits declined in the second half of fiscal 2009. We expect the recent downturn in volume and profits to continue into the first half of fiscal year 2010 but subsequently to improve to the extent that the modular assembly and pipe fabrication work associated with the AP1000 work subcontracted from our Fossil, Renewables & Nuclear segment commences.

Revenues

Revenues increased $46.8 million, or 8.1%, to $623.4 million in fiscal year 2009 from $576.6 million in fiscal year 2008. The increase in revenues is primarily due to the execution of several large projects in our backlog as well as sales from our Mexico facility, which commenced operation in late fiscal year 2008.

Gross Profit and Gross Profit Percentage

Gross profit decreased $12.0 million, or 8.0%, to $138.0 million in fiscal year 2009 from $150.0 million in fiscal year 2008. Gross profit percentage decreased to 22.1% in fiscal year 2009 from 26.0% in fiscal year 2008. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services which increased available capacity in our competitors’ facilities and resulted in a more competitive pricing environment

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income before income taxes, minority interest, and earnings from unconsolidated entities decreased $20.2 million, or 15.9%, to $106.6 million in fiscal year 2009 from $126.8 million in fiscal year 2008 primarily due to the factors affecting gross profit discussed above.

Investment in Westinghouse Segment

The Investment in Westinghouse segment includes the financial results of our Westinghouse Equity and the corresponding JPY denominated debt that funded the investment which occurred on October 16, 2006. The total impact from the Investment in Westinghouse segment on our income before taxes and other items for fiscal years 2009 and 2008, were losses of $267.0 million and $107.9 million, pre-tax, and $155.3 million and $50.7 million, net of tax, respectively.

The losses were primarily attributable to increased non-cash foreign currency translation losses resulting from revaluing the JPY debt to the U.S. Dollar equivalent at each quarter’s end as the JPY appreciated against the U.S. Dollar in fiscal year 2009. In addition, the losses include $29.4 million pre-tax interest on the charges attributable to the expensing of the original issuance bond discount of $22.8 million pre-tax and the remaining deferred financing cost of $6.6 million pre-tax during fiscal year 2009 as a result of the Toshiba Event described in Item 1. Business above.

Income before tax from our Westinghouse Equity decreased $13.2 million, or 53.4%, to $11.5 million in fiscal year 2009 from $24.7 million in fiscal year 2008. This decrease was related to a decline in Westinghouse’s profits associated with Westinghouse’s nuclear fuel sales and non EPC related services.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY cash interest payments on the Westinghouse Bonds. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% of Westinghouse’s earnings (loss) as reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current reporting periods. Under this policy, the results of Westinghouse’s operations from July 1, 2008, through their calendar quarter ended June 30, 2009, were included in our financial statements for the twelve months ended August 31, 2009; and the results of Westinghouse’s operations from July 1, 2007, through their calendar quarter ended June 30, 2008, were included in our financial statements for the twelve months ended August 31, 2008.

Corporate

General and Administrative Expenses (G&A)

Corporate G&A increased $3.5 million, or 4.0%, to $91.3 million in fiscal year 2009 from $87.8 million in fiscal year 2008. This increase was primarily related to increased labor and compensation costs, non-income-related tax expenses and certain employee-related insurance costs. However, this increase was substantially offset by a significant reduction in external consulting fees incurred in fiscal year 2008 associated with the remediation of material weaknesses in internal control over financial reporting that existed at the time and lower fuel, repairs and maintenance costs associated with our Corporate aircraft. Additionally, we initiated cost-savings initiatives throughout fiscal year 2009.

Segment Analysis — Fiscal Year 2008 Compared to Fiscal Year 2007

Fossil, Renewables & Nuclear Segment

Our Fossil, Renewables & Nuclear segment experienced growth in demand in the areas of emissions control and new coal fired power generation facilities for regulated electric power utilities in the U.S. Additionally, we are performing early engineering work for six new nuclear power reactors in the U.S. Our international work in this segment increased due to a major services project in China.

Revenues

Revenues increased $1,000 million, or 62.3%, in fiscal year 2008 as compared to fiscal year 2007 primarily due to:

•	commencing and/or continuing EPC work on six new coal fired power plants in the U.S.;

•	continued progress on emission reduction projects such as FGD projects at coal fired power plants as full work authorizations were received and progress accelerated;

•	continued activity on other coal-fired power plant and ACQS; and

•	an increase in our nuclear activity due primarily to our services contract (with a limited supply of equipment) for four AP1000 nuclear reactor units in China and preliminary engineering work on domestic AP1000 units that were awarded in fiscal year 2008.

The increase in revenues was partially offset by revenue declines attributable to several AQCS projects nearing substantial completion in the fiscal year.

Gross Profit and Gross Profit Percentage

Gross profit increased $78.1 million, or 104.1% for fiscal year 2008 as compared to fiscal year 2007. Our gross profit percentage rose to 5.8% in fiscal year 2008 from 4.6% in fiscal year 2007. The increases in our gross profit and gross profit percentage were primarily due to:

•	commencing and /or continuing EPC work on six new coal fired power plants plus new work and continuing progress on several major FGD, AQCS projects at other coal fired power plant projects; and

•	an increase in our nuclear activity due to continued progress on our China nuclear project, other engineering design work and additional authorizations on AP1000 units.

The increases in gross profit and gross profit percentage were partially offset by:

•	a $26.0 million net reduction in gross profit for the year resulting from an increase in the estimated costs at completion on a fixed-price coal fired project due to increases in estimated field labor costs, availability of labor and certain indirect costs;

•	a decrease due to several AQCS projects nearing substantial completion;

•	increased costs on an international project completed in fiscal year 2008 where final settlement is in dispute with the main contractor; and

•	an increase in facilities costs, proposal, and supervisory management costs incurred in anticipation of the development of the nuclear power market expected in the U.S. and certain international markets.

The Fossil, Renewables & Nuclear segment has recorded revenues of $29.0 million related to unapproved change orders and claims at August 31, 2008, on a percentage-of-completion basis. The amounts included in our estimated total revenues at completion for these projects are estimated to be $34.5 million at August 31, 2008. These unapproved change orders and claims relate to delays and costs attributable to others. If we collect amounts different from the amounts we have estimated, those differences, which could be material, will be recognized as income or loss when realized.

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

Revenues

Our revenues decreased $7.2 million, or 0.5%, to $1,462.1 million for fiscal year 2008 as compared to $1,469.3 million in fiscal year 2007. This decrease was due primarily to:

•	a decrease in disaster recovery services in the U.S. Gulf Coast; and

•	a decrease commercial construction services.

The decrease in revenues in fiscal year 2008 was partially offset by increases in revenues attributed to:

•	activity from two consolidated joint ventures providing services to the DOE; and

•	an increase in services to our commercial consulting and engineering clients.

Gross Profit and Gross Profit Percentage

Gross profit increased $11.2 million, or 11.8%, in fiscal year 2008 as compared to 2007. Our gross profit percentage rose to 7.2% in fiscal year 2008 from 6.5% in fiscal year 2007. The increases in our gross profit and gross profit percentage were due primarily to:

•	a loss recognized on a fixed price project in the Middle East in fiscal year 2007 not incurred in 2008; and

•	favorable variance related labor utilization rates and a reduction in overhead labor and fringe costs.

The increases were partially offset by:

•	a decrease in disaster recovery services in the U.S. Gulf Coast; and

•	a decrease in gross profit percentage from recording no gross profit on a consolidated military housing privatization joint venture.

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

E&C Segment

Demand for chemical and petrochemical production and refinery capacity in the Middle East and Asia Pacific regions provided a continued strong petrochemicals market, resulting in increasing activity levels for the E&C segment in fiscal year 2008 as compared to fiscal year 2007.

Revenues

Revenues in our E&C segment increased $219.4 million, or 20.6%, to $1,283.3 million for fiscal year 2008 from $1,063.9 million in fiscal year 2007 primarily due to:

•	higher revenues related to demand for our engineering and engineered equipment for the petrochemical and refinery businesses;

•	an increase in client furnished materials ($527.6 million and $443.0 million for the fiscal years ended August 31, 2008 and 2007, respectively) on two major international petrochemical projects; however, no gross profit is recognized from client furnished materials; and

•	during FY 2008, we began work on a major petrochemical plant in Singapore.

The increase in revenues for fiscal year 2008 as compared to fiscal year 2007 was partially offset by:

•	a decrease in services revenues from a major international petrochemical project that was at peak levels in the comparative prior fiscal year period; and

•	a decrease in revenues from a Gulf Coast petrochemical fire rebuild project that was at a high services level in the comparative prior fiscal year period.

Gross Profit and Gross Profit Percentage

Gross profit increased $54.0 million, or 76.9%, in fiscal year 2008 as compared to fiscal year 2007. Our gross profit percentage rose to 9.7% in fiscal year 2008 from 6.6% in fiscal year 2007. The increases in our gross profit and gross profit percentage were due primarily to:

•	increased activity primarily associated with our engineering and engineered equipment projects.

•	a high level of contract losses recorded in the prior fiscal year as compared to the current fiscal year; and

•	the release of license performance guarantees related to certain joint venture technology projects based on current estimates.

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

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest, earnings (losses) from unconsolidated entities increased $62.2 million, or 176.7%, to $97.4 million in fiscal year 2008 as compared to $35.2 million in fiscal year 2007. This increase was due primarily to the changes in gross profit addressed above as well as foreign exchange transaction gains related to changes in currency exchange rates due primarily to the strengthening of the U.S. Dollar against the U.K. Pound and Euro during fiscal year 2008 and higher net interest income associated with improved cash flows at our E&C segment offset by higher general and administrative expenses.

Maintenance Segment

Our Maintenance segment experienced decreased activity during fiscal year 2008, performing a lower volume of work in the power maintenance industry offset somewhat by an increase in capital construction work for our petrochemical clients.

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

Our maintenance segment has recorded revenues to date of $29.9 million related to our significant estimated, project incentives and unapproved change orders and claims at August 31, 2008 on a percentage-of-completion basis.

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

F&M Segment

In fiscal year 2008, we experienced strong demand for our fabrication and manufacturing services. Strength in the global piping systems markets for oil refineries, power, petrochemical and chemical plants also expanded during that fiscal year. We completed our fabrication facility in Mexico in 2008, and it is now our largest facility.

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

Investment in Westinghouse Segment

The Investment in Westinghouse segment includes our Westinghouse Equity acquired in October 2006. The total impact from our Investment in Westinghouse segment on our pre-tax income before other items for the twelve months ended August 31, 2008 and 2007, respectively, was losses of $107.9 million and $66.7 million, pre-tax, and $50.7 million and $38.3 million, net of tax and other items, respectively. The pre-tax income before other items of the Investment in Westinghouse segment for the twelve months ended August 31, 2008 and 2007 included the following:

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

Additionally, our net income (loss) for the twelve months ended August 31, 2008 and 2007 includes income from our Westinghouse Equity of $15.0 million and $2.2 million, respectively. The increase in

Westinghouse’s earnings is attributable to strength in Westinghouse’s Nuclear Fuel, Nuclear Services and Nuclear Power Plants segments.

G&A expenses for the Investment in Westinghouse segment were lower in fiscal year 2008 than for fiscal year 2007 due to costs incurred in fiscal year 2007 to obtain Westinghouse audited financial statements in connection with the acquisition.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. If we exercise the Put Option for our Westinghouse Equity, we would expect to recover a minimum of 97% of our investment that was originally made in JPY.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. We expect that reliable financial information about Westinghouse’s operations will be available to us for Westinghouse’s calendar quarter periods. The results of Westinghouse’s operations from July 1, 2007, through their calendar quarter ended June 30, 2008, were included in our financial statements for the twelve months ended August 31, 2008. For the twelve months ended August 31, 2007, Westinghouse’s results from the acquisition effective date of October 1, 2006, through their calendar quarter ended June 30, 2007, a nine month period, were included in our financial results for the twelve months ended August 31, 2007.

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

Liquidity and Capital Resources

Overview of Fiscal Years 2009, 2008 and 2007

We generated record operating cash flow during 2009, and at August 31, 2009, our cash and cash equivalents, restricted and escrowed cash and short-term investments increased $596.6 million, or 63.7%, to a record $1,533.3 million from $936.7 million at August 31, 2008. In addition to our cash and cash equivalents, we had $236.8 million of revolving credit available for borrowings under our Facility at August 31, 2009. Subsequent to August 31, 2009 and as described below under “Credit Facility” we substantially increased the amount available to us under a new amended and restated credit facility.

Operating cash flow was generated by all operating segments during fiscal year 2009 except our Corporate and Investment in Westinghouse segments. The cash flow was generated by earnings in each segment as well as from positive working capital movements — primarily in the Fossil, Renewables & Nuclear segment.

We generated significant positive operating cash flows in fiscal year 2008 primarily from positive cash flows on projects being executed in our E&C, Fossil, Renewables & Nuclear and F&M segments. We generated significant positive operating cash flows in fiscal year 2007 due primarily to collections by our E&I segment of accounts receivable related to fiscal year 2006 disaster relief and emergency response services work and the positive cash performance on several EPC projects in our Fossil, Renewables & Nuclear segment.

As our revenues have grown, so have our requirements to issue letters of credit to our clients. While markets for our EPC services continue to be strong, our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our clients reducing letter of credit and surety requirements on new work. Our need for letter of credit capacity may increase as we begin executing future nuclear construction projects. Increases in the demand for performance letters of credit reduce the available borrowing capacity under our Facility. During the first quarter of fiscal year 2009, we extended our Facility until April 2011, and in September 2009, which is subsequent to our 2009 fiscal year-end, we increased the commitments under our Facility and extended its duration until October 2012. See additional details below.

Our excess cash is generally invested in either U.S. Treasury & U.S. Government Agency money funds, money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S& P and/or Moody’s Investors Service, respectively, or in interest bearing deposit accounts with commercial banks rated A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively. Throughout most of fiscal 2009 we invested our cash in short-term U.S. Government treasuries and money market funds that invest in U.S. Government securities. Toward the latter part of fiscal year 2009, we shifted the majority of our investments to money market funds and bank certificate of deposits with maturities up to eighteen months. Subsequent to the close of our fiscal year 2009, we broadened our investments to include more exposure to public company debt rated A or better by Standard & Poor’s with maturities up to two years. We also expect to continue to voluntarily cash collateralize certain letters of credit in 2010 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities. At August 31, 2009 our restricted cash and short term investments included $138.1 million related to cash and short term investments used to voluntarily secure letters of credit.

Approximately $130.7 million of our cash at August 31, 2009, was held in our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to reinvest a portion of our excess cash to support our business lines’ growth, including, but not limited to, the purchase of equipment that we have historically leased as well as the advanced purchase of materials and equipment on projects to capture market discounts and provide protection from potential future price escalation. During fiscal year 2009 we expended approximately $64.3 million for capital construction costs related to F&M’s new module assembly facility in Lake Charles, Louisiana and anticipate expending an additional $40.0 million to complete this facility during fiscal year 2010. We continue to evaluate the possibility of constructing additional fabrication facilities outside the U.S. and may seek partners to share in the ownership and funding of any such facilities.

The following table sets forth the cash flows for the last three years (in thousands):

	Year Ended August 31,
	2009	2008	2007

Cash flow provided by (used in) operations	$716,852	$623,876	$461,026
Cash flow provided by (used in) investing	(605,027)	(96,815)	(1,142,362)
Cash flow provided by (used in) financing	(9,326)	60,263	865,725
Cash (to) from variable interest entities	—	—	(167)
Effects of foreign exchange rate changes on cash	(1,117)	(927)	1,725

Operating Cash Flow

We generated $716.9 million in operating cash flows during fiscal year 2009 primarily as the result of the earnings generated from all our operating segments as well as positive working capital movements. The largest contributors to this cash flow were from our Fossil, Renewables & Nuclear and F&M segments. We forecast our net operating cash flow will continue to be positive during fiscal year 2010, although we may elect to advance purchase materials and equipment on major projects if market discounts are available in order to protect against future price escalation.

Net operating cash flows increased by $162.9 million in fiscal year 2008 compared to fiscal year 2007. The increase was generated primarily by our E&C and Fossil, Renewables & Nuclear segments from increased volumes of business, increased margins and from positive working capital movements.

Investing Cash Flow

Cash used in investing activities in fiscal year 2009 increased $508.2 million as compared to fiscal year 2008 primarily due to the $342.2 million used for short-term investments as well as $152.7 million cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities.

Net investing cash flows increased by $1.0 billion in fiscal year 2008 compared to fiscal year 2007. The increase was primarily due to the $1.1 billion used to fund our Westinghouse Equity during fiscal year 2007. In addition, net cash received from restricted and escrowed cash in fiscal year 2008 was $11.3 million as compared to $24.1 million for fiscal year 2007.

Financing Cash Flow

Net cash flows from financing activities decreased $69.6 million from fiscal year 2009 to fiscal year 2008 primarily due to a reduction in the issuance of common stock and the excess tax benefits related to the exercise of stock options and/or the vesting of restricted stock awards. See Note 11 — Share-Based Compensation in Part II, Item 8 — Financial Statements and Supplementary Data for additional information about our Stock Compensation Plans.

Net cash flows from financing activities decreased $805.5 million from fiscal year 2007 to fiscal year 2008 primarily due to the acquisition of our 20% equity interest in Westinghouse with proceeds from the Westinghouse Bonds in fiscal year 2007. In addition, net reductions in our revolving credit facilities during fiscal year 2008 were $0.2 million compared to $150.8 million in fiscal year 2007.

See Note 8 — Debt and Revolving Lines of Credit and Note 6 — Equity Method Investments and Variable Interest Entities in Part II, Item 8 — Financial Statements and Supplementary Data for additional information about our Westinghouse Bonds.

Credit Facility

On September 24, 2009, we entered into the Restated Credit Agreement with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and / or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement includes new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitment. Accordingly, the Restated Credit Agreement contemplates three groups of lenders, the “2010 Lenders”, the “2011 Lenders” and the “2012 Lenders”, with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Credit Agreement makes available $1,214.0 million in commitments through April 25, 2010 (up from $1,053.0 million), $1,095.0 million from April 26, 2010 through April 25, 2011 (up from $874.0 million), and $1,000.0 million from April 26, 2011 through October 25, 2012, where there had been no previous commitments.

The Restated Credit Agreement allows the Company to seek new or increased lender commitments under this Facility subject to the consent of the Administrative Agent and, in some instances, those lenders who issue letters of credit under the Facility on the Company’s behalf, and/or seek other supplemental credit facilities on a pari passu basis with the Facility, of up to an aggregate of $400.0 million. Additionally, the Company may pledge up to $300.0 million of it unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The borrowing base restrictions that were set forth in the original credit agreement are not included in the Restated Credit

Agreement. The Restated Credit Agreement contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by the Company.

The Restated Credit Agreement contains customary financial covenants and other restrictions. The covenants set forth in the Restated Credit Agreement generally conform to the covenants set forth in the original credit agreement, except that the Restated Credit Agreement, among other things (1) replaces the consolidated fixed charge coverage ratio covenant of the original credit agreement with a debt service coverage ratio covenant, and (2) increases certain maximum allowable amounts and certain threshold triggers and adds certain additional exceptions with respect to the dividend, investment, indebtedness, lien, asset sale, letter of credit, acquisition, lease, and additional collateral covenants, thus providing the company with greater financial flexibility in business decisions and strategies. The Restated Credit Agreement contains defaulting lender provisions.

The Restated Credit Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents after giving effect to any dividend or stock repurchase is at least $500.0 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement to $250.0 million. In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $25.0 million per fiscal year.

The Restated Credit Agreement is secured by, among other things: (1) a first priority security interest in all of the Company’s tangible and intangible assets (including, without limitation, equipment, real estate and intellectual property) and a pledge of all of the capital stock of the Company’s material domestic subsidiaries; (2) guarantees by the Company’s material domestic subsidiaries; and (3) a pledge of 66% of the capital stock of certain of the Company’s foreign subsidiaries. The Restated Credit Agreement permits the release of such liens if (a) the Company obtains a corporate credit rating of at least BBB- from S&P and Baa3 from Moody’s Investment Services, (b) all liens securing any supplemental credit facilities are released, and (c) other conditions specified in the Restated Credit Agreement are satisfied.

During fiscal year 2009, no borrowings were made under our previous credit facility and none have been made through the date of this filing under the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $597.7 million as of August 31, 2009, and those letters of credit reduce what is otherwise available for borrowing under our Facility.

At August 31, 2009, we were in compliance with the covenants contained in our Restated Credit Agreement and would have been in compliance under our previous credit facility.

See Note 8 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-1 for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility financial covenants and matters related to our compliance with those covenants during fiscal year 2008.

Other Revolving Lines of Credit

Additionally, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions which are available for letters of credit and, to a lesser extent, working capital loans. See Note 8 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-1 for additional information.

Off Balance Sheet Arrangements

On a limited basis, performance assurances are extended to clients that guarantee certain performance measurements upon completion of a project. If performance assurances are extended to clients, generally our maximum potential exposure is the remaining cost of the work to be performed under engineering and construction contracts with potential recovery from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

See Note 6 — Equity Method Investments and Variable Interest Entities included in our consolidated financial statements beginning on page F-1 for a discussion of guarantees related to our Privatization entities.

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At August 31, 2009, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments(1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years

Letters of Credit -Domestic and Foreign	$790.3	$263.6	$284.8	$147.6	$94.3
Surety bonds	729.7	586.3	103.4	40.0	—

Total Commercial Commitments	$1,520.0	$849.9	$388.2	$187.6	$94.3

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to September 1, 2009.

Of the amount of outstanding letters of credit at August 31, 2009, $602.2 million were issued to clients in connection with contracts (performance letters of credit). Of the $602.2 million, five clients held $356.7 million or 59.2% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued to a single client on a single project is $117.0 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At August 31, 2009 and August 31, 2008, we had total surety bonds of $729.7 million and $762.1 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at August 31, 2009 and August 31, 2008 was $282.1 million and $331.0 million, respectively.

Fees related to these commercial commitments were $14.9 million for fiscal year 2009 compared to $15.0 million for fiscal year 2008.

For a discussion of long-term debt and a discussion of contingencies and commitments, see Note 8 — Debt and Revolving Lines of Credit and Note 13 — Contingencies and Commitments, respectively, included in Part II, Item 8 — Financial Statements and Supplementary Data.

Aggregate Contractual Obligations

As of August 31, 2009 we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt obligations	$1,408.8	$14.6	$6.2	$1,388.0	$—
Capital lease obligations	2.5	0.9	0.9	0.7	—
Operating lease obligations	422.2	80.9	131.8	94.3	115.2
Purchase obligations(a)	11.9	6.5	4.2	1.2	—
Pension obligations(b)	69.1	7.1	19.2	6.7	36.1

Total contractual cash obligations	$1,914.5	$110.0	$162.3	$1,490.9	$151.3

(a)	Purchase obligations primarily relate to IT technical support and software maintenance contracts. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(b)	Pension obligations, representing amounts expected to be paid out from plans, noted under the heading “After 5 years” are presented for the years 2015-2019.

See Note 8 — Debt and Revolving Lines of Credit, Note 12 — Operating Leases, Note 13 — Contingencies and Commitments and Note 16 — Employee Benefit Plans included in Part II, Item 8 — Financial Statements and Supplementary Data for a discussion of long-term debt, leases and contingencies.

Backlog of Unfilled Orders

General.  Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Backlog is based on legally binding agreements for projects that management believes are probable to proceed. Awards are evaluated by our management on a project-by-project basis and are reported for each period shown based upon the nature of the underlying contract, commitment and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract proceeding.

New bookings and ultimately the amount of backlog of unfilled orders is largely a reflection of the broad global economic trends. The volume and timing of executing the work in our backlog is important to us in anticipating our operational needs. Backlog is not a measure defined in GAAP, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.

All contracts contain client termination for convenience clauses and many of the contracts in backlog provide for cancellation fees in the event clients cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation and, to varying degrees, a percentage of the profits we would have realized had the contract been completed.

The process to add new awards to backlog is generally consistent among our segments and is based on us receiving a legally binding agreement with clients plus management’s assessment that the project will likely proceed. Additional details relating to each segment’s booking process follows:

Fossil, Renewables & Nuclear and E&C Segments.  We define our backlog in our Fossil, Renewables & Nuclear and E&C segments to include projects for which we have received legally binding commitments from our clients and our pro rata share of projects for which our consolidated joint venture entities have received legally binding commitments. These commitments typically take the form of a written contract for a specific project or a purchase order, and sometimes require that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. The value of work subcontracted to our F&M segment is removed from the backlog of the Fossil, Renewables & Nuclear and E&C segments and is shown in the backlog of our F&M segment.

E&I Segment.  Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the U.S. Government budget processes, firm funding is usually made for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications of future values provided by our clients, our estimates of the work required to complete the contract, our experience with similar awards and similar clients and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our contract value. The programs are monitored, estimates are reviewed periodically and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.

Maintenance Segment.  We define our backlog in the Maintenance segment to include projects which are based on legally binding contracts from our clients and our pro rata share of consolidated joint venture entities. These commitments typically take the form of a written contract or a specific project purchase order and can cover periods ranging from three to five years. Many of these contracts cover reimbursable work to be designated and executed over the term of the agreement. Accordingly, certain of the backlog amounts are based on the underlying contracts/purchase orders, our clients’ historic maintenance requirements, as well as our future cost estimates based on the client’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.

F&M Segment.  We define our backlog in the F&M segment to include projects for which we have received a legally binding commitment from our clients. These commitments typically take the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for clients’ anticipated projects under alliance type agreements. A significant amount of our F&M segment’s backlog results from inter-company awards received from our Fossil, Renewables & Nuclear, E&I and E&C segments. In such cases, we include the value of the subcontracted work our F&M segment’s backlog and exclude it from the corresponding affiliate segment.

At August 31, 2009, our backlog was as follows:

	August 31,
	2009		2008
Segment	in millions	%	in millions	%

Fossil, Renewables & Nuclear	$12,795.1	56	$6,109.7	39
E&I	5,439.0	24	5,155.4	33
E&C	1,298.6	6	2,175.5	14
Maintenance	1,808.1	8	1,423.3	9
F&M	1,374.8	6	763.1	5

Total backlog	$22,715.6	100%	$15,627.0	100%

	August 31,
	2009		2008
Industry	in millions	%	in millions	%

Environmental and Infrastructure	$5,439.0	24	$5,155.4	33
Energy	15,478.1	68	7,570.2	48
Chemical	1,761.1	7	2,751.9	18
Other	37.4	1	149.5	1

Total backlog	$22,715.6	100%	$15,627.0	100%

	August 31,
	2009		2008
Geographic Region	in millions	%	in millions	%

Domestic	$20,978.2	92	$12,867.4	82
International	1,737.4	8	2,759.6	18

Total backlog	$22,715.6	100%	$15,627.0	100%

The increase in backlog as compared to 2008 was driven primarily by new bookings of three EPC contracts for six new AP1000 nuclear reactors in the U.S. Our E&I segment is benefiting from increased U.S. Government spending, and F&M experienced an increase in backlog as a result of subcontracted work on the domestic EPC AP1000 projects awarded to the Fossil, Renewables & Nuclear segment. Backlog in our Maintenance segment increased primarily as a result of the renewal of a fleet-wide nuclear maintenance contract. Our E&C segment, however, experienced a decline in backlog as a result of the 2009 economic downturn.

Included in backlog during 2009 is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at August 31, 2009. During the fiscal quarter ending May 31, 2009, we received notice from our client of an adjustment in the construction schedule for the aforementioned two new AP1000 nuclear reactors to be located in Florida relating to early construction activities. Under the revised schedule, these activities will not be performed for these units until the combined operating license (COL) is issued by the Nuclear Regulatory Commission for the plant. While the commercial operation dates for the two units have been extended by a minimum of 20 months, our client continues to consider his options regarding the schedule for this project. During fiscal year 2010, we expect to continue to perform certain engineering and field support services and have not removed or altered the corresponding contract value from our backlog. However, the amount of revenues and contract profit expected to be generated from this project in fiscal year 2010 is likely to be immaterial when considered in relation to our consolidated operations. We expect that any adverse cost impacts associated with the schedule delay will be recovered from the client.

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies and the U.S. Government (which alone comprises 94% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the downturn experienced during fiscal year 2009.

Inflation and Changing Prices

Historically, overall inflation and changing prices in the economies in which we perform our services have a minimal effect on our gross profit and our income from continuing operations. Generally, for our long-term contract pricing and related cost to complete estimates, we attempt to consider the impact of potential price changes on deliveries of materials and equipment expected to occur in the future. In addition, for our projects that are reimbursable at cost plus a fee, we generally are reimbursed for all contractual costs including rising costs in an inflationary environment. Certain of our fixed price contracts in our Fossil, Renewables & Nuclear and E&C segments frequently may provide for commodity price adjustments tied to various indices. However, to the extent we receive cash collections from clients in advance of payments due vendors and subcontractors, we could be exposed to the risks of inflation. Additionally, we may advance purchase materials and equipment to minimize the impacts of potential future inflation. While these actions are attempts to mitigate inflation risks, there can be no assurance that such actions will be successful. The EPC nuclear contracts currently being executed tend to have longer execution periods than projects we previously executed. Accordingly there can be no assurance that our efforts to mitigate inflation risks will be successful. See Part I, Item 1 — Business — Types of Contracts and Part I, Item 1A — Risk Factors for additional information about the nature of our contracts. Additionally, Item 7A — Quantitative and Qualitative Disclosures about Market Risk addresses the impact of changes in interest rates on our earnings.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included contained in this Form 10-K. In order to understand better the changes that may occur to key elements of our financial condition and operating results, a reader should be aware of the critical accounting policies we apply and estimates we use in preparing our consolidated financial statements.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the estimate was made; and (2) changes in the estimate that are reasonably likely to occur from period to period, or use different estimates that we reasonably could have used in the current period, could have a material impact on our financial condition or results of operations. Changes in estimates used in these and other items could have a material impact on our financial statements. Information regarding our other accounting policies is included in Note 1 — Description of Business and Summary of Significant Accounting Policies in our consolidated financial statements.

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the following disclosure.

Revenue and Profit/Loss Recognition on Long-Term Construction Accounting Including Claims, Unapproved Change Orders and Incentives

A substantial portion of our revenues are derived from long-term contracts that are accounted for using accounting principles set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) and other applicable accounting standards to account for these contracts.

Percentage of Completion.  We recognize revenues for long-term contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are included in our estimates of revenue using the percentage-of-completion method when the cancellation notice is received from the client.

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by clients, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. For example, our Fossil, Renewables & Nuclear segment’s gross profit for fiscal year 2009 was significantly reduced by substantially increased estimated costs to complete two coal-fired power plant projects.

Unapproved Change Orders and Claims.  Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. We account for unapproved change orders depending on the circumstances. If it is not probable that the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. If it is probable that the costs will be recovered through a change order, the costs are treated as contract costs and contract revenue is recognized to the extent of the costs expected to be incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated and realization is assured beyond a reasonable doubt, the contract profit is adjusted by the amount of the excess.

When estimating the amount of total gross profit or loss on a contract, we include claims related to our clients as adjustments to revenues and claims related to vendors, subcontractors and others as adjustments to cost of revenues. Including claims in this calculation ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded up to costs incurred and include no profit until such time as they are finalized and approved. The claims included in determining contract gross profit are less than the actual claim that will be or has been presented. Claims are included in costs and estimated earnings in excess of billings on our consolidated balance sheet. The costs attributable to change orders and claims being negotiated or disputed with clients, vendors or subcontractors or subject to litigation are included in our estimates of revenues when it is probable they will result in additional contract revenues and the amount can be reasonably estimated. Profit from such unapproved change orders and claims is recorded in the period such amounts are settled or approved. Back charges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe, steel, and module fabrication services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in SOP 81-1. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

Other Revenue Recognition and Profit and Loss Estimates

For unit-priced pipe fabrication contracts, a unit (spool) consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. We recognize revenues upon shipment of the fabricated spools for a particular unit-

price fabrication contract. For fixed-price fabrication contracts, we recognize revenues based on the percentage-of-completion method, measured primarily by the cost of materials for which production is substantially complete to the total estimated material costs of the contract. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress inventory. We recognize revenues for pipe fittings, manufacturing operations and other services at the time of shipment or as services are performed.

Revenue is recognized from consulting services as the work is performed. Consulting service work is primarily performed on a cost-reimbursable basis. Revenues related to royalty use of our performance enhancements derived from our chemical technologies are recorded in the period earned based on the performance criteria defined in the related contracts. For running royalty agreements, we recognize revenues based on client production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the clients’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured primarily by the percentage of costs incurred to date on engineering services to total estimated engineering costs. Under such agreements, revenues available for recognition on a percentage-of-completion basis are limited to the agreement value less a liability provision for contractually specified process performance guarantees. The liability provision is recorded in gross profit when, and if, the related performance testing is successfully completed or an assessment indicates a reduction of the liability provision is appropriate.

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on our projects. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining at August 31, 2009 and 2008 was $13.0 million and $16.1 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility, and, as a result, these differences could be material.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of SAB No. 104, “Revenue Recognition.” For service-only contracts, and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the client. Award fees on construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

Accounting for Governmental Contracts

Most of the services provided to the U.S. government are governed by cost-reimbursable contracts. Generally, these contracts contain both a base fee (a fixed amount applied to our actual costs to complete the work) and an award fee (a variable profit percentage applied to definitized costs, which is subject to our client’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance and business management).

Revenue is recorded at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government clients. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our client or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.

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

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting basis and the income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At August 31, 2009, we had deferred tax assets of $244.7 million, net of valuation allowance and deferred tax liabilities, including $54.5 million related to net operating losses and tax credit carryforwards. At August 31, 2009, we had a deferred tax asset valuation allowance of $22.0 million (see Note 9 — Income Taxes included in consolidated financial statements beginning on page F-1).

Goodwill Impairment

We operate our business through our reportable segments as defined by FASB No. 131 Disclosures about Segments of an Enterprise and Related Information. These operating segments form the basis for our reporting units used in our goodwill impairment testing.

We test the reporting unit goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded, as necessary.

The fair values of our reporting units in 2009 were determined averaging two methods, one based on market earnings multiples of comparable companies for each reporting unit, and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. The earnings multiples for the market earnings method ranged between 4 times and 6 times. The discount rates ranging from 12.0% to 14.0% in our discounted cash flow models. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and noted that none of our goodwill was impaired.

Pension Plans

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

Discount rates are determined annually and are based on rates of return of high-quality corporate bonds. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plans decreased to 5.75% at August 31, 2009, compared to 6.20% at August 31, 2008, reflecting lower interest rates experienced during the fiscal year. A 25 basis point reduction in the discount rates would increase the benefit obligations on our foreign pension plans by approximately $6.0 million.

The rate of return expected on our plan assets was 7.0% at August 31, 2009 compared to 7.25% at August 31, 2008. To determine the rates of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets.

The actuarial assumptions used in determining our pension benefits may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates and longer or shorter life spans of participants. While we believe that the assumptions used are appropriate, differences in actual experience or changes in assumptions may materially affect our financial position or results of operations.

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

Our Facility provides that both revolving credit loans and letters of credit may be issued within the $1,214.0 million limit of the Restated Credit Agreement. Although there were no borrowings as of August 31, 2009, the interest rate that would have applied to any borrowings under the Facility was 3.5%. For further discussion, see Note 8 — Debt and Revolving Lines of Credit included in consolidated financial statements beginning on page F-1.

At August 31, 2009, excluding Westinghouse, we have no variable rate debt. Including Westinghouse, we have outstanding $653.1 million of variable rate Westinghouse bonds (face value billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (0.60% as of August 31, 2009). We have entered into an interest rate swap agreement with Morgan Stanley through March 15, 2013, which fixes our interest payments at 2.398%. The effectiveness of this swap is dependent on our counterparty’s continued performance.

The table below provides information about our outstanding debt instruments (including capital leases) that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The information is presented in U.S. Dollar equivalents, which is our reporting currency. The instrument’s actual cash flows are denominated in millions of U.S. Dollars ($US) and the table is accurate as of August 31, 2009.

	Expected Maturity Dates
								Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value

Long-term debt
Fixed rate	$15.5	$5.8	$1.2	$427.2	$0.2	$—	$449.9	$575.5
Average interest rate	6.1%	6.6%	5.6%	2.2%	2.3%	—
Variable rate	—	—	—	—	$653.1	—	$653.1	$835.5
Average interest rate	—	—	—	—	2.398%	—

The calculated fair value of long-term debt (including capital leases) incorporates the face value of the Westinghouse Bonds and related foreign currency translation adjustments recognized at August 31, 2009.

Foreign Currency Exchange Rate Risk

During fiscal year 2007, we issued bonds denominated in JPY in connection with our Investment in Westinghouse. These bonds, which have an aggregate face value of JPY128.98 billion (or $1.39 billion as of August 31, 2009), are revalued at the end of each accounting period using period-end exchange rates. Although the Put Option associated with our investment in Westinghouse, if exercised, could mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the JPY versus the U.S. Dollar could significantly reduce our returns on our investment in Westinghouse. See Note 6 — Equity Method Investments and Variable Interest Entities and Note 8 — Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for more information regarding these JPY-denominated bonds and our Investment in Westinghouse.

The majority of our transactions are in U.S. Dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency as our contracts. At August 31, 2009, we had a minimal number of forward exchange contracts outstanding that were hedges of interest payments on the Westinghouse Bonds.

Item 8.	Financial Statements and Supplementary Data

The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are included in this report beginning on page F-2. Certain selected quarterly financial data is included under Item 7 of this Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Form 10-K.

Item 9A. —	Controls and Procedures

a)	Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is also accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2009.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed of the effectiveness as of August 31, 2009 of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded our internal control over financial reporting was effective as of August 31, 2009 based upon the criteria issued by COSO.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this form 10-K, has issued a report on our internal control over financial reporting. This report, dated October 29, 2009, appears on page F-2 of this Form 10-K.

c)	Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended August 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, except for the remediation efforts with regard to material weaknesses that existed as of August 31, 2008 that are described below.

Remediation of Material Weakness that Existed as of August 31, 2008

During the three months ended August 31, 2009, we completed testing of the control improvements that were implemented in fiscal 2009 to remediate our material weaknesses that existed as of August 31, 2008. Based on the results of our testing of the remedial actions taken during fiscal 2009, we believe the following material weaknesses no longer existed as of August 31, 2009:

1)	Project Reporting of Estimates of Cost at Completion on EPC Complex Fixed-Price Contracts

As previously reported, we did not maintain effective control over our project reporting of estimates of cost at completion (EAC) on engineering, procurement and construction (EPC) complex fixed price-contracts as of August 31, 2008. During the fourth quarter of fiscal 2009, we completed training of project teams in our new policies, procedures and controls. Based upon the remediation actions we took during the first, second and third quarters of fiscal 2009 and testing completed in the fourth quarter of fiscal 2009 on the control improvements implemented during the year, we believe that the material weakness no longer existed as of August 31, 2009.

2)	Accounting for Income Taxes

As previously reported, we did not maintain a sufficient number for tax professionals with adequate experience in the application of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (FAS 109) as of August 31, 2008. As a result, our policies and procedures for the identification and analysis of the appropriate accounting treatment of routine and non-routine income tax matters were not effective to ensure that our income tax accounting was consistent with generally accepted accounting principles. Based upon the remediation actions we took during the first, second and third quarters of fiscal 2009 and our testing that was completed in the fourth quarter of fiscal 2009 on the control improvements implemented during the year, we believe this material weakness no longer existed as of August 31, 2009.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

J. M. Bernhard, Jr., age 55, our founder, has been our Chief Executive Officer and a director since our inception in August 1987. Mr. Bernhard served as our President from our inception until September 2003 and was re-elected as President in November 2006. He has been Chairman of our Board since August 1990. Prior to founding Shaw, Mr. Bernhard was Vice President and General Manager of Sunland Services, a pipe fabrication company, which was later acquired by Shaw. He is also a member of numerous trade and civic organizations. He graduated from Louisiana State University in 1976 with a degree in Construction Management.

James F. Barker, age 62, has served as a director since January 2004. Mr. Barker has served as president of Clemson University since October 1999. He earned his bachelor of architecture degree from Clemson in 1970 and his master of architecture and urban design degree from Washington University in St. Louis in 1973. Before returning to Clemson in 1986 to serve as dean of the College of Architecture, he was dean of the School of Architecture at Mississippi State University.

Thos. E. Capps, age 72, has served as a director since July 2007. Mr. Capps is the retired Chairman of the board of directors, President and Chief Executive Officer of Dominion Resources, Inc. (NYSE: D), a power and energy company that supplies electricity, natural gas and other energy sources and operates generation facilities, where he served from 1984 to 2007. Mr. Capps is a member of the board of visitors of the College of William & Mary; the board of trustees of the University of Richmond; the board of trustees of the Virginia Foundation for Independent Colleges, and the boards of directors of Amerigroup Corp. of Virginia Beach, a managed-health care company, and Associated Electric & Gas Insurance Services Ltd., which operates as a non-assessable mutual insurance company in the U.S. offering insurance and risk management products and services to the utility and related energy industry.

Daniel A. Hoffler, age 61, has served as a director since January 2006. Mr. Hoffler is the Chairman of the board of directors of Armada Hoffler, a premier commercial real estate development and construction organization located in Virginia, which he founded over 25 years ago. Before founding Armada Hoffler, Mr. Hoffler was employed as Vice President of Marketing for Eastern International, Inc., a commercial real estate development and construction company specializing in construction of warehouse and office buildings. Prior to that, Mr. Hoffler was employed as a Regional Manager for Dun and Bradstreet, a credit information provider. From 1992 through 1996, Mr. Hoffler served on the University of Virginia board of visitors. In 1987, he was chosen as the Outstanding Citizen of Hampton Roads, Virginia. In 1986, Mr. Hoffler was appointed to a five-year term to the Virginia Governor’s Advisory Board for Industrial Development for the Commonwealth of Virginia

David W. Hoyle, age 70, has served as a director since January 1995. For the past 25 years, he has been self-employed, primarily as a real estate developer. He has been a Senator in the North Carolina General Assembly since 1992. Senator Hoyle is the Chairman of the board of directors of Citizens South Banking Corporation, a bank holding company, and is the Chairman of the board of directors of its wholly-owned subsidiary, Citizens South Bank. Senator Hoyle also serves as a director of several private corporations as well as of several civic, educational and charitable organizations.

Michael J. Mancuso, age 67, has served as a director since August 2006. Mr. Mancuso was named Vice President and Chief Financial Officer of CSC, Inc. (NYSE: CSC), a publicly-held leading provider of information technology services to large corporations and governments, on December 1, 2008. In June 2006, Mr. Mancuso retired from General Dynamics Corporation, a company engaged in the field of mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems and business aviation, where he was employed since 1993, serving as Senior Vice President and Chief Financial Officer since 1994. Mr. Mancuso also serves on the board of directors for SPX Corporation (NYSE: SPW), a publicly-held industrial manufacturer headquartered in Charlotte, North Carolina.

Albert D. McAlister, age 58, has served as a director since April 1990. Since 1975, Mr. McAlister has been a partner in the law firm of McAlister & McAlister, P.A. in Laurens, South Carolina.

Stephen R. Tritch, age 60, was appointed to a newly created eighth director position by our Board on April 22, 2009. Mr. Tritch is a new nominee for director to our Board. Mr. Tritch is the Chairman of Westinghouse Electric Company, a group company of Toshiba Corporation, and has served in that capacity since July 1, 2008. Westinghouse is a leading supplier of nuclear plant products and technologies throughout the world. Prior to that time, Mr. Tritch served as President and Chief Executive Officer of

Westinghouse, a position he assumed in July, 2002. Mr. Tritch has been employed by Westinghouse since 1971. Mr. Tritch is a member of the American Nuclear Society and was appointed by then President Bush to the President’s Export Council. Mr. Tritch is also Chairman of the Engineering Board of Visitors at the University of Pittsburgh and Chairman of the Board of Trustees for the Senator John Heinz History Center in Pittsburgh.

Executive Officers

The following table provides information with respect to our current executive officers. Each executive officer has been elected to serve until his successor is duly appointed or elected by the Board of Directors or his earlier removal or resignation from office.

Name	Age	Position

J.M. Bernhard, Jr.	55	Chairman of the Board of Directors, President and Chief Executive Officer
George P. Bevan	62	President of the Environmental & Infrastructure (E&I) Group
Frederick W. Buckman	63	President of the Power Group
David L. Chapman, Sr.	64	President of the Fabrication & Manufacturing (F&M) Group
John Donofrio	47	Executive Vice President, General Counsel and Corporate Secretary
Brian K. Ferraioli	54	Executive Vice President and Chief Financial Officer
Gary P. Graphia	47	Executive Vice President and Chief Operating Officer
Michael J. Kershaw	60	Senior Vice President and Chief Accounting Officer
Louis J. Pucher	66	President of the Energy & Chemicals (E&C) Group

J.M. Bernhard, Jr. — for biographical information on Mr. Bernhard, see “Directors” above.

George P. Bevan currently serves as the President of our E &I segment, having held this position since June 2008. Mr. Bevan first joined us in September 1994 as Vice President of Business Development, and held this position until February 1996, when he was appointed Executive Vice President of Corporate Development. Mr. Bevan served as Executive Vice President of Corporate Development until September 2003, when he was appointed as our Vice President of Government Affairs and President of one of our subsidiaries in which position he served until April 2005 and then again from May 2006 through March 2007. From April 2005 through May 2006, Mr. Bevan worked for us as a consultant on hurricane Katrina and Rita related matters while he was employed by the Sterling group, a re-processor of PVC. In March 2007, Mr. Bevan was appointed President of the Infrastructure Division and then Commercial and State & Local Government (“CSL”) Division of our Environmental & Infrastructure Group. He served as CSL Division President until his June 2008 appointment as President of our Environmental & Infrastructure Group.

Frederick W. Buckman, was appointed President of our Power Group in March 2009. Immediately prior to joining us and from August 2007, Mr. Buckman served as a Toronto Managing Partner, Utilities, of Brookfield Asset Management, a global asset manager focused on property, power and other infrastructure assets. Prior to that from 1999 through September 2006, Mr. Buckman served as Chairman of Trans-Elect, Inc., an independent company engaged in the ownership and management of electric transmission systems. Mr. Buckman is also President of Frederick Buckman, Inc. a consulting firm located in Portland, Oregon, and from 1994 to 1998 served as President, Chief Executive Officer and director of PacifiCorp, a holding company of diversified businesses, including an electric utility, based in Portland, Oregon.

David L. Chapman, Sr. currently serves as President of our F&M segment. He joined us in April 2002 as President of our Fabrication & Manufacturing Division, which is now known as the Fabrication & Manufacturing Group. Mr. Chapman has over 34 years of experience in the industrial fabrication business. From 1994 to 2002, Mr. Chapman was employed by Turner Industries Group, a large industrial contracting company, where he served as President of International Piping Systems, Turner International Piping Systems and International Painting Corporation.

John Donofrio was appointed as our Executive Vice President, General Counsel and Corporate Secretary in October 2009. Immediately prior to joining us, Mr. Donofrio was the Senior Vice President, General Counsel and Chief Compliance Officer of Visteon Corporation since 2005. Previously, Mr. Donofrio was Vice

President and General Counsel of Honeywell Aerospace, a global manufacturer of aerospace components and systems. Before joining Honeywell, he was a partner with the law firm of Kirkland & Ellis in Washington, D.C., and New York.

Brian K. Ferraioli currently serves as Executive Vice President and Chief Financial Officer. He joined us in July 2007 as our Executive Vice President, Finance until October 2007, when he was appointed to his current position. Previously, Mr. Ferraioli served in various corporate and operating unit executive financial positions for Foster Wheeler AG, a diversified engineering and construction company and power equipment supplier. Most recently, Mr. Ferraioli served as Vice President and Controller of Foster Wheeler from November 2002 until joining us in 2007.

Gary P. Graphia currently serves as Executive Vice President and Chief Operating Officer. He joined us in August 1999 as our General Counsel and Corporate Secretary and served in that role until November 2006 when he was appointed Executive Vice President, Secretary and Chief Legal Officer. Mr. Graphia held that position until April 2007, when he was named Executive Vice President of Corporate Development and Strategy. He was appointed to his current position in December 2008. Prior to joining Shaw, Mr. Graphia was a partner with the law firm Kean Miller Hawthorne D’Armond McCowan & Jarman LLP.

Michael J. Kershaw currently serves as our Senior Vice President and Chief Accounting Officer, having held this position since December 2007. Mr. Kershaw first joined us in September 2007 as Senior Vice President and Corporate Controller, and held this position until appointed to his current position. Prior to joining Shaw, since 2005, Mr. Kershaw served as Vice President, Accounting and Finance, for the E&C segment of KBR, Inc., a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. From 2003 until 2005, Mr. Kershaw served as Senior Controller for KBR. Prior to his employment by KBR, from 1997 until 2002, Mr. Kershaw served in several positions with Koch Industries, Inc.

Louis J. Pucher currently serves as President of our E&C segment. He joined us in March 2007 as President of E&C operations, and was promoted to his current position in July 2007. Prior to joining Shaw, Mr. Pucher served as Senior Vice President of KBR Inc.’s Energy & Chemicals Division from August 2003 to September 2006. KBR, Inc. is a global engineering, construction and services company supporting the energy, petrochemicals, government services and civil infrastructure sectors. Prior to his position with KBR, from June 1966 to July 2003, Mr. Pucher held various management positions with M.W. Kellogg Company, a global full-service engineering, procurement and construction contractor.

Corporate Governance

Pursuant to general instruction G to Form 10-K, the remaining information required for this item is incorporated by reference to the information that will be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders (except for the information set forth under “Code of Corporate Conduct and Ethics” immediately below).

Code of Corporate Conduct and Ethics

We have adopted a Code of Corporate Conduct applicable to all of our employees, officers and directors. We also have in place a Code of Ethics for Chief Executive Officer and Senior Financial Officers. Copies of the Codes are filed as exhibits to this Form 10-K, and they are posted on our web site at www.shawgrp.com. Any changes to or waivers from these codes will be disclosed as required by law and the NYSE. Shareholders may request free copies of the Codes from:

The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225)932-2500
www.shawgrp.com

Item 11.	Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2010 Annual Meeting of Shareholders.

PART V

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

See Part II, Item 8 — Financial Statements and Supplementary Data.

Additionally, the following financial statements are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X:

Combined Financial Statements of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Combined Balance Sheet as of March 31, 2009 and 2008
Combined Statement of Operations for the fiscal years ended March 31, 2009 and 2008
Combined Statement of Stockholders’ Equity for the fiscal years ended March 31, 2009 and 2008
Combined Statement of Cash Flows for the fiscal years ended March 31, 2009 and 2008
Notes to Combined Financial Statements

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

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference
2.1	Investment Agreement, dated as of	The Shaw Group Inc. Current Report on	1-12227	2.01
	October 4, 2006, by and among	Form 8-K filed on October 18, 2006
	Toshiba, Toshiba Nuclear Energy
	Holdings Corporation (US) Inc., a
	Delaware corporation (the “US
	Company”), The Shaw Group Inc.
	(the “Company”) and Nuclear Energy
	Holdings, L.L.C. (“NEH”)

2.2	Investment Agreement, dated as of	The Shaw Group Inc. Current Report on	1-12227	2.02
	October 4, 2006, by and among	Form 8-K filed on October 18, 2006
	Toshiba, Toshiba Nuclear Energy
	Holdings (UK) Limited, a company
	registered in England with
	registered number 5929672 (the “UK
	Company”), the Company and NEH

3.1	Amendment to and Restatement of	The Shaw Group Inc. Annual Report on	1-12227	3.1
	the Articles of Incorporation of	Form 10-K/A (Amendment No. 1) for the
	the Company dated February 23,	fiscal year ended August 31, 2006
	2007

3.2	Amended and Restated By-Laws of	The Shaw Group Inc. Annual Report on	1-12227	3.2
	the Company dated as of January	Form 10-K/A (Amendment No. 1) for the
	30, 2007	fiscal year ended August 31, 2006

4.1	Specimen Common Stock Certificate	The Shaw Group Inc. Annual Report on	1-12227	4.1
		Form 10-K for the fiscal year ended
		August 31, 2007

4.2	Rights Agreement, dated as of July	The Shaw Group Inc. Registration	1-12227	99.1
	9, 2001, between the Company and	Statement on Form 8-A filed on July
	First Union National Bank, as	30, 2001
	Rights Agent, including the Form
	of Articles of Amendment to the
	Restatement of the Articles of
	Incorporation of the Company as
	Exhibit A, the form of Rights
	Certificate as Exhibit B and the
	form of the Summary of Rights to
	Purchase Preferred Shares as
	Exhibit C (Exhibit A-1 and A-2)

*10.1	The Shaw Group Inc. 2001 Employee	The Shaw Group Inc. Quarterly Report	1-12227	10.4
	Incentive Compensation Plan,	on Form 10-Q for the quarter ended
	amended and restated through	November 30, 2007
	November 2, 2007

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference
*10.2	Form of Incentive Stock Option	The Shaw Group Inc. Quarterly Report	1-12227	10.6
	Agreement under The Shaw Group	on Form 10-Q for the quarter ended
	Inc. 2001 Employee Incentive	May 31, 2006
Compensation Plan

*10.3	Form of Non-Qualified Stock Option	The Shaw Group Inc. Quarterly Report	1-12227	10.5
	Agreement under The Shaw Group	on Form 10-Q for the quarter ended
	Inc. 2001 Employee Incentive	May 31, 2006
Compensation Plan

*10.4	Form of Restricted Stock Agreement	The Shaw Group Inc. Current Report on	1-12227	10.3
	under The Shaw Group Inc. 2001	Form 8-K filed on October 12, 2004
Employee Incentive Compensation
Plan

*10.5	Form of Restricted Stock Unit	The Shaw Group Inc. Quarterly Report	1-12227	10.6
	Agreement under the Shaw Group	on Form 10-Q for the quarter ended
	Inc. 2001 Employee Incentive	November 30, 2007
Compensation Plan

*10.6	The Shaw Group Inc. Stone &	The Shaw Group Inc. Registration	333-62856	4.6
	Webster Acquisition Stock Option	Statement on Form S-8 filed on June
	Plan	12, 2001

*10.7	The Shaw Group Inc. 1993 Employee	The Shaw Group Inc. Annual Report on	1-12227	10.1
	Stock Option Plan, amended and	Form 10-K for the fiscal year ended
	restated through October 8, 2001	August 31, 2001

*10.8	The Shaw Group Inc. 2005	The Shaw Group Inc. Quarterly Report	1-12227	10.5
	Non-Employee Director Stock	on Form 10-Q for the quarter ended
	Incentive Plan, amended and	November 30, 2007
restated through November 2, 2007

*10.9	Form of Nonqualified Stock Option	The Shaw Group Inc. Current Report on	1-12227	10.2
	Agreement under the 2005	Form 8-K filed on January 31, 2006
Non-Employee Director Stock
Incentive Plan

*10.10	Form of Phantom Stock Agreement	The Shaw Group Inc. Quarterly Report	1-12227	10.8
	under the 2005 Non-Employee	on Form 10-Q for the quarter ended
	Director Stock Incentive Plan	May 31, 2006

*10.11	Written description of the	The Shaw Group Inc. Proxy Statement	1-12227	(Contained at pages
	Company’s compensation policies	for the 2008 Annual Meeting of		11 to 13 in the
	and programs for non-employee	Shareholders contained in The Shaw		2008 Proxy
	directors	Group Inc.’s Schedule 14A filed on		Statement)
December 26, 2007

*10.12	Flexible Perquisites Program for	The Shaw Group Inc. Current Report on	1-12227	Description
	certain executive officers	Form 8-K filed on November 1, 2004		contained under
Item 1.01 of the
referenced Form 8-K

*10.13	The Shaw Group Inc. 2005	The Shaw Group Inc. Current Report on	1-12227	10.1
	Management Incentive Plan	Form 8-K filed on March 3, 2006

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference
*10.14	Written description of the	The Shaw Group Inc. Proxy Statement	1-12227	(Contained at pages
	Company’s incentive compensation	for the 2008 Annual Meeting of		22 to 71 in the
	policies programs for executive	Shareholders contained in The Shaw		2008 Proxy
	officers, including performance	Group Inc.’s Schedule 14A filed on		Statement)
	targets for fiscal year end 2008	December 26, 2007

*10.15	The Shaw Group Inc. 2008 Omnibus	The Shaw Group Inc. Registration	333-160556	10.1
	Incentive Plan	Statement on Form S-8 filed on July
		13, 2009

*10.16	The Shaw Group Deferred	The Shaw Group Inc. Quarterly Report	1-12227	10.10
	Compensation Plan	on Form 10-Q for the quarterly period
		ended February 28, 2009.

*10.18	Amended and restated employment	The Shaw Group Inc. Current Report on	1-12227	10.1
	agreement dated as of December 31,	Form 8-K filed on January 7, 2009.
	2008 by and between the Company
	and J. M. Bernhard, Jr.

*10.19	Employment Agreement of David L.	The Shaw Group Inc. Current Report on	1-12227	99.1
	Chapman, Sr. dated April 6, 2002	Form 8-K filed December 24, 2003

*10.20	Amendment to Employment Agreement	The Shaw Group Inc. Current Report on	1-12227	10.1
	of David L. Chapman, Sr., dated	Form 8-K filed on January 12, 2005
	November 29, 2004 (with an
	effective date of April 1, 2005)

*10.21	Letter Agreement between the	The Shaw Group Inc. Current Report on	1-12227	10.1
	Company and David L. Chapman, Sr.	Form 8-K filed on March 17, 2008
	dated as of March 12, 2008

*10.22	Amended and restated employment	The Shaw Group Inc. Quarterly Report	1-12227	10.15
	agreement dated as of December 31,	on Form 10-Q for the quarterly period
	2008 by and between the Company	ended February 28, 2009.
	and Dorsey Ron McCall

*10.23	Amended and restated employment	The Shaw Group Inc. Current Report on	1-12227	10.5
	agreement dated as of December 31,	Form 8-K filed on January 7, 2009.
	2008 by and between the Company
	and Dirk J. Wild

*10.24	Amended and restated employment	The Shaw Group Inc. Quarterly Report	1-12227	10.13
	agreement dated as of December 31,	on Form 10-Q for the quarterly period
	2008 by and between the Company	ended February 28, 2009.
	and George P. Bevan

*10.25	Amended and restated employment	The Shaw Group Inc. Quarterly Report	1-12227	10.14
	agreement dated as of December 31,	on Form 10-Q for the quarterly period
	2008 by and between the Company	ended February 28, 2009.
	and Roy Montgomery Glover

*10.26	Amended and restated employment	The Shaw Group Inc. Current Report on	1-12227	10.1
	agreement dated as of December 22,	Form 8-K filed on December 24, 2008.
	2008 by and between the Company
	and Gary P. Graphia

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference
*10.27	Amended and restated employment	The Shaw Group Inc. Current Report on	1-12227	10.3
	agreement dated as of December 31,	Form 8-K filed on January 7, 2009.
	2008 by and between the Company
	and David P. Barry

*10.28	Amended and restated employment	The Shaw Group Inc. Quarterly Report	1-12227	10.12
	agreement dated as of December 31,	on Form 10-Q for the quarterly period
	2008 by and between the Company	ended February 28, 2009.
	and G. Patrick Thompson

*10.29	Amended and restated employment	The Shaw Group Inc. Current Report on	1-12227	10.4
	agreement dated as of December 31,	Form 8-K filed on January 7, 2009.
	2008 by and between the Company
	and Ronald W. Oakley

*10.30	Amended and restated employment	The Shaw Group Inc. Quarterly Report	1-12227	10.17
	agreement dated as of December 31,	on Form 10-Q for the quarterly period
	2008 by and between the Company	ended February 28, 2009.
	and Clifton Scott Rankin

*10.31	Amended and restated employment	The Shaw Group Inc. Current Report on	1-12227	10.2
	agreement dated as of December 31,	Form 8-K filed on January 7, 2009.
	2008 by and between the Company
	and Brian K. Ferraioli

*10.32	Offer Letter dated as of August	The Shaw Group Inc. Current Report on	1-12227	10.1
	31, 2007, by and between the	Form 8-K filed on December 21, 2007
	Company and Michael J. Kershaw

*10.33	Amended and restated employment	The Shaw Group Inc. Quarterly Report	1-12227	10.16
	agreement dated as of December 31,	on Form 10-Q for the quarterly period
	2008 by and between the Company	ended February 28, 2009.
	and Lou Pucher

*10.34	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration	333-115155	4.6
		Statement on Form S-8 filed on May 4,
		2004

*10.35	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration	333-160557	4.6
		Statement on Form S-8 filed on July
		13, 2009

*10.36	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration	333-115155	4.6
	for Certain Hourly Employees	Statement on Form S-8 filed on May 4,
		2004

*10.37	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration	333-160557	4.6
	for Certain Hourly Employees	Statement on Form S-8 filed on July
		13, 2009

*10.38	Trust Agreement, dated as of	The Shaw Group Inc. Quarterly Report	1-12227	10.6
	January 2, 2007 by and between the	on Form 10-Q for the quarter ended
	Company and Fidelity Management	February 28, 2007
	Trust Company for The Shaw Group
	Deferred Compensation Plan Trust

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference
10.39	Asset Purchase Agreement, dated as	The Shaw Group Inc. Current Report on	1-12227	2.1
	of July 14, 2000, among Stone &	Form 8-K filed on July 28, 2000
	Webster, Incorporated, certain
	subsidiaries of Stone & Webster,
	Incorporated and the Company

10.40	Composite Asset Purchase	The Shaw Group Inc. Current Report on	1-12227	2.1
	Agreement, dated as of January 23,	Form 8-K filed on May 16, 2002
	2002, by and among the Company,
	The IT Group, Inc. and certain
	subsidiaries of The IT Group,
	Inc., including the following
	amendments:(i) Amendment No. 1,
	dated January 24, 2002, to Asset
	Purchase Agreement, (ii) Amendment
	No. 2, dated January 29, 2002, to
	Asset Purchase Agreement, and
	(iii) a letter agreement amending
	Section 8.04(a)(ii) of the Asset
	Purchase Agreement, dated as of
	April 30, 2002, between The IT
	Group, Inc. and the Company

10.41	Amendment No. 3, dated May 2,	The Shaw Group Inc. Current Report on	1-12227	2.2
	2002, to Asset Purchase Agreement	Form 8-K filed on May 16, 2002
	by and among the Company, The IT
	Group, Inc. and certain
	subsidiaries of The IT Group, Inc.

10.42	Amendment No. 4, dated May 3,	The Shaw Group Inc. Current Report on	1-12227	2.3
	2002, to Asset Purchase Agreement	Form 8-K filed on May 16, 2002
	by and among the Company, The IT
	Group, Inc. and certain
	subsidiaries of the IT Group, Inc.

10.43	Waiver dated as of January 18,	The Shaw Group Inc. Current Report on	1-12227	10.1
	2007, among the Company, as	Form 8-K filed on January 18, 2007
	borrower, BNP Paribas, as
	administrative agent, and the
	other lenders signatory to that
	certain Credit Agreement dated
	April 25, 2005, as amended

10.44	Waiver dated as of March 19, 2007,	The Shaw Group Inc. Current Report on	1-12227	10.1
	among the Company, as borrower,	Form 8-K filed on March 19, 2007
	BNP Paribas, as administrative
	agent, and the other lenders
	signatory to that certain Credit
	Agreement dated April 25, 2005 as
	amended

10.45	Waiver dated as of April 16, 2007,	The Shaw Group Inc. Current Report on	1-12227	10.1
	among the Company, as borrower,	Form 8-K filed on April 17, 2007
	BNP Paribas, as administrative
	agent, and the other lenders
	signatory to that certain Credit
	Agreement dated April 25, 2005 as
	amended

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.46	Waiver dated as of July 16, 2007,	The Shaw Group Inc. Current Report on	1-12227	10.1
	among the Company, as borrower,	Form 8-K filed on July 16, 200
	BNP Paribas, as administrative
	agent, and the other lenders
	signatory to that certain Credit
	Agreement dated April 25, 2005 as
	amended

10.47	Waiver dated as of August 30,	The Shaw Group Inc. Current Report on	1-12227	10.1
	2007, among the Company, as	Form 8-K filed on September 6, 2007
	borrower, BNP Paribas, as
	administrative agent, and the
	other lenders signatory to that
	certain Credit Agreement dated
	April 25, 2005 as amended

10.48	Waiver dated as of November 26,	The Shaw Group Inc. Current Report on	1-12227	10.1
	2007, among the Company, as	Form 8-K filed on November 30, 2007
	borrower, BNP Paribas, as
	administrative agent, and the
	other lenders signatory to that
	certain Credit Agreement dated
	April 25, 2005 as amended

10.49	Amended and Restated Credit	The Shaw Group Inc. Current Report on	1-12227	10.1
	Agreement (the “Restated Credit	Form 8-K filed on September 25, 2009
	Agreement”), dated September 24,
	2009, among the Company, as
	borrower; subsidiaries of the
	Company signatory to that Credit
	Agreement dated April 25, 2005, as
	amended

10.50	Put Option Agreement, dated as of	The Shaw Group Inc. Current Report on	1-12227	10.2
	October 13, 2006, between NEH and	Form 8-K filed on October 18, 2006
	Toshiba related to shares in the
	US acquisition company

10.51	Put Option Agreement, dated as of	The Shaw Group Inc. Current Report on	1-12227	10.3
	October 13, 2006, between NEH and	Form 8-K filed on October 18, 2006
	Toshiba related to shares in the
	UK acquisition company

10.52	Shareholders Agreement, dated as	The Shaw Group Inc. Current Report on	1-12227	10.4
	of October 4, 2006, by and among	Form 8-K filed on October 18, 2006
	Toshiba, Toshiba Nuclear Energy
	Holdings (US) Inc. the US Company,
	NEH, TSB Nuclear Energy Investment
	US Inc., a Delaware corporation
	and a wholly owned subsidiary of
	Toshiba and Ishikawajima-Harima
	Heavy Industries Co., Ltd., a
	corporation organized under the
	laws of Japan (“IHI”)

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference
10.53	Shareholders Agreement, dated as	The Shaw Group Inc. Current Report on	1-12227	10.5
	of October 4, 2006, by and among	Form 8-K filed on October 18, 2006
	Toshiba, Toshiba Nuclear Energy
	Holdings (UK) Inc., the UK
	Company, NEH, IHI and TSB Nuclear
	Energy Investment UK Limited, a
	company registered in England with
	registered number 5929658

10.54	Bond Trust Deed, dated October 13,	The Shaw Group Inc. Current Report on	1-12227	10.6
	2006, between NEH and The Bank of	Form 8-K filed on October 18, 2006
	New York, as trustee

10.55	Parent Pledge Agreement, dated	The Shaw Group Inc. Current Report on	1-12227	10.7
	October 13, 2006, between the	Form 8-K filed on October 18, 2006
	Company and The Bank of New York

10.56	Issuer Pledge Agreement, dated	The Shaw Group Inc. Current Report on	1-12227	10.8
	October 13, 2006, between NEH and	Form 8-K filed on October 18, 2006
	The Bank of New York

10.57	Deed of Charge, dated October 13,	The Shaw Group Inc. Current Report on	1-12227	10.9
	2006, among NEH, The Bank of New	Form 8-K filed on October 18, 2006
	York, as trustee, and Morgan
	Stanley Capital Services Inc., as
	swap counterparty

10.58	Transferable Irrevocable Direct	The Shaw Group Inc. Current Report on	1-12227	10.10
	Pay Letter of Credit (Principal	Form 8-K filed on October 18, 2006
	Letter of Credit) effective
	October 13, 2006 of Bank of
	America in favor of NEH

10.59	Transferable Irrevocable Direct	The Shaw Group Inc. Current Report on	1-12227	10.11
	Pay Letter of Credit (Interest	Form 8-K filed on October 18, 2006
	Letter of Credit) effective
	October 13, 2006 of Bank of
	America in favor of NEH

10.60	Reimbursement Agreement dated as	The Shaw Group Inc. Current Report on	1-12227	10.12
	of October 13, 2006, between the	Form 8-K filed on October 18, 2006
	Company and Toshiba

14.1	The Shaw Group Inc. Code of	The Shaw Group Inc.	1-12227	14.1
	Corporate Conduct dated June 2006	Annual Report on Form 10-K for the fiscal year ended August 31, 2007

14.2	The Shaw Group Inc. Code of Ethics	The Shaw Group Inc.	1-12227	14.2
	for Chief Executive Officer and	Annual Report on Form 10-K
	Senior Financial Officers (adopted	for the fiscal year ended
	as of December 16, 2003)	August 31, 2007

14.3	The Shaw Group Inc. Insider	The Shaw Group Inc.	1-12227	14.3
	Trading Policy dated June 2006	Annual Report on Form 10-K for the fiscal year ended August 31, 2007

†21.1	Subsidiaries of The Shaw Group Inc.

†23.1	Consent of KPMG LLP, independent
	registered public accounting firm
	of The Shaw Group Inc.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference
†23.2	Consent of Ernst & Young LLP,
former independent registered
public accounting firm of The Shaw
Group Inc.

†31.1	Certification pursuant to Section
302 of the Sarbanes-Oxley Act of
2002

†31.2	Certification pursuant to Section
302 of the Sarbanes-Oxley Act of
2002

†32.1	Certification pursuant to 18
U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18
U.S.C. Section 1350, as Adopted
Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/  J. M. Bernhard, Jr.
By: J. M. Bernhard, Jr.
Chief Executive Officer

Date: October 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant in the capacities indicated.

Signature	Title	Date

/s/ J. M. Bernhard, Jr. J. M. Bernhard, Jr.	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2009

/s/ Brian K. Ferraioli Brian K. Ferraioli	Chief Financial Officer (Principal Financial Officer)	October 29, 2009

/s/ Michael J. Kershaw Michael J. Kershaw	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 29, 2009

/s/ Albert D. McAlister Albert D. McAlister	Director	October 29, 2009

/s/ David W. Hoyle David W. Hoyle	Director	October 29, 2009

/s/ Daniel A. Hoffler Daniel A. Hoffler	Director	October 29, 2009

/s/ Michael J. Mancuso Michael J. Mancuso	Director	October 29, 2009

/s/ Thomas E. Capps Thomas E. Capps	Director	October 29, 2009

/s/ Stephen R. Tritch Stephen R. Tritch	Director	October 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Shaw Group Inc.:

We have audited The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Shaw Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2009 Annual Report on Form 10-K. Our responsibility is to express an opinion on The Shaw Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion The Shaw Group Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2009, and our report dated October 29, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baton Rouge, Louisiana
October 29, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Shaw Group Inc.:

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 29, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baton Rouge, Louisiana
October 29, 2009

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of August 31, 2009 and 2008
(In thousands, except share amounts)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$1,029,138	$927,756
Restricted and escrowed cash	81,925	8,901
Short-term investments	342,219	—
Restricted short-term investments	80,000	—
Accounts receivable, including retainage, net	815,862	665,870
Inventories	262,284	241,463
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	599,741	488,321
Deferred income taxes	270,851	93,823
Prepaid expenses	26,703	25,895
Investment in Westinghouse	1,008,442	—
Other current assets	36,083	37,099

Total current assets	4,553,248	2,489,128
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	21,295	19,535
Investment in Westinghouse	—	1,158,660
Property and equipment, at cost	636,402	519,305
Less accumulated depreciation	(250,796)	(233,755)

Property and equipment, net	385,606	285,550
Goodwill	501,305	507,355
Intangible assets	20,957	24,065
Deferred income taxes	—	3,245
Other assets	74,763	99,740

	$5,557,174	$4,587,278

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$859,753	$731,074
Accrued salaries, wages and benefits	175,750	120,038
Other accrued liabilities	187,020	187,045
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,308,325	748,395
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,387,954	—
Interest rate swap contract on Japanese Yen-denominated bonds	31,369	—
Short-term debt and current maturities of long-term debt	15,399	6,004

Total current liabilities	3,965,570	1,792,556
Long-term debt, less current maturities	7,627	3,579
Japanese Yen-denominated long-term bonds secured by Investment in Westinghouse, net	—	1,162,007
Interest rate swap contract on Japanese Yen-denominated bonds	—	8,802
Deferred income taxes	26,152	—
Other liabilities	109,835	101,522
Minority interest	24,691	29,082
Contingencies and commitments (Note 13)
Shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 89,316,057 and 89,195,901 shares issued, respectively; and 83,606,808 and 83,535,441 shares outstanding, respectively	1,237,727	1,204,914
Retained earnings	423,651	409,376
Accumulated other comprehensive loss	(121,966)	(9,609)
Treasury stock, 5,709,249 and 5,660,460 shares, respectively	(116,113)	(114,951)

Total shareholders’ equity	1,423,299	1,489,730

	$5,557,174	$4,587,278

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2009, 2008 and 2007
(In thousands, except per share amounts)

	2009	2008	2007

Revenues	$7,279,690	$6,998,011	$5,723,712
Cost of revenues	6,672,260	6,411,978	5,348,295

Gross profit	607,430	586,033	375,417
General and administrative expenses	308,683	276,328	274,490

Operating income	298,747	309,705	100,927
Interest expense	(4,919)	(8,595)	(12,811)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(68,676)	(37,351)	(30,577)
Interest income	10,028	20,936	13,785
Foreign currency translation losses on Japanese Yen-denominated bonds, net	(198,077)	(69,652)	(33,204)
Other foreign currency transaction gains (losses), net	1,002	6,627	(5,275)
Other income (expense), net	(5,516)	(1,180)	321

Income before income taxes, minority interest, earnings (losses) from unconsolidated entities	32,589	220,490	33,166
Provision for income taxes	11,880	71,384	10,747

Income before minority interest, earnings (losses) from unconsolidated entities	20,709	149,106	22,419
Minority interest	(16,733)	(26,070)	(17,699)
Income from 20% Investment in Westinghouse, net of income taxes	9,240	15,026	2,176
Earnings (losses) from unconsolidated entities, net of income taxes	1,779	2,655	(25,896)

Net income (loss)	$14,995	$140,717	$(19,000)

Net income (loss) per common share:
Basic:	$0.18	$1.71	$(0.24)
Diluted:	$0.18	$1.67	$(0.24)
Weighted average shares outstanding:
Basic	83,244	82,063	79,857
Diluted	84,411	84,152	79,857

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

						Accumulated
	Common			Treasury	Unearned	Other		Total
	Stock	Treasury	Common	Stock	Stock-Based	Comprehensive	Retained	Shareholders’
	Shares	Stock Shares	Stock Amount	Amount	Compensation	Income (Loss)	Earnings	Equity

Balance, August 31, 2006	85,866,727	(5,390,799)	$1,072,589	$(101,498)	$—	$(25,363)	$292,602	$1,238,330
Net income (loss)	—	—	—	—	—	—	(19,000)	(19,000)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	—	1,404	—	1,404
Change in unrealized net gains (losses) on hedging activities, net of tax of $2,667	—	—	—	—	—	(4,000)	—	(4,000)
Recognition of 20% of Westinghouse OCI, net of Shaw’s tax of $12,526	—	—	—	—	—	19,593	—	19,593
Decrease in pension liability, not yet recognized in net periodic pension expense, net of tax expense of $2,003	—	—	—	—	—	2,939	—	2,939

Comprehensive income (loss)	—	—	—	—	—	—	—	936
Adjustment upon initial adoption of SFAS 158, net of tax benefit of $7,945	—	—	—	—	—	(11,646)	—	(11,646)
Exercise of options	569,152	—	8,815	—	—	—	—	8,815
Tax benefits from stock based compensation	—	—	3,850	—	—	—	—	3,850
Stock-based compensation	276,078	(123,685)	19,379	(3,550)	—	—	—	15,829

Balance, August 31, 2007,	86,711,957	(5,514,484)	$1,104,633	$(105,048)	$—	$(17,073)	$273,602	$1,256,114
Net income	—	—	—	—	—	—	140,717	140,717
FIN 48 Adjustment	—	—	—	—	—	—	(4,943)	(4,943)
Other comprehensive income (loss):	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	6,837	—	6,837
Change in unrealized net gains (losses) on hedging activities, net of tax of $775	—	—	—	—	—	(1,360)	—	(1,360)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax of $4,206	—	—	—	—	—	6,467	—	6,467
Additional pension liability, not yet recognized in net periodic pension expense, net of tax benefit of $736	—	—	—	—	—	(4,480)	—	(4,480)

Comprehensive income (loss)	—	—	—	—	—	—	—	143,238
Exercise of options	2,492,602	—	41,816	—	—	—	—	41,816
Tax benefits from stock based compensation	—	—	37,464	—	—	—	—	37,464
Stock-based compensation	(8,658)	(145,976)	21,001	(9,903)	—	—	—	11,098

Balance, August 31, 2008	89,195,901	(5,660,460)	$1,204,914	$(114,951)	$—	$(9,609)	$409,376	$1,489,730
Net income	—	—	—	—	—	—	14,995	14,995
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	—	(10,339)	—	(10,339)
Change in unrealized net gains (losses) on hedging activities, net of tax benefit of $8,711	—	—	—	—	—	(13,857)	—	(13,857)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax benefit of $50,744	—	—	—	—	—	(80,717)	—	(80,717)
Additional pension liability, not yet recognized in net periodic pension expense, net of tax benefit of $6,422	—	—	—	—	—	(7,444)	—	(7,444)

Comprehensive income (loss)	—	—	—	—	—	—	—	(97,362)
Adjustment for Westinghouse’s cumulative effect upon initial adoption of SFAS 158, net of tax benefit of $462	—	—	—	—	—	—	(720)	(720)
Exercise of options	76,828	—	1,233	—	—	—	—	1,233
Shares exchanged for taxes on stock based compensation	(13,106)	(48,789)	(315)	(1,162)	—	—	—	(1,477)
Tax benefits from stock based compensation	—	—	(1,472)	—	—	—	—	(1,472)
Stock-based compensation	56,434	—	33,367	—	—	—	—	33,367

Balance, August 31, 2009	89,316,057	(5,709,249)	$1,237,727	$(116,113)	$—	$(121,966)	$423,651	$1,423,299

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$14,995	$140,717	$(19,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,534	47,266	41,303
Benefit from deferred income taxes	(78,906)	(7,231)	(31,030)
Stock-based compensation expense	33,367	21,001	19,379
Earnings from unconsolidated entities, net of taxes	(11,019)	(18,276)	(4,609)
Distributions from unconsolidated entities	29,972	16,927	3,485
Foreign currency transaction losses, net	197,075	63,025	38,479
Minority interest	16,733	26,070	17,699
Impairment of investments in unconsolidated entities	—	1,686	47,215
Impairment of fixed assets and goodwill	5,806	3,733	8,041
Amortization of original issue discount and deferred offering costs on Westinghouse Bonds	34,991	6,814	5,693
Other noncash Items	(15,609)	(21,101)	(31,766)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(188,648)	93,740	(46,393)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(136,090)	(96,647)	75,802
(Increase) in inventories	(20,996)	(56,986)	(66,895)
(Increase) decrease in other current assets	3,113	(4,085)	55,505
Increase in accounts payable	129,446	183,462	43,475
Increase in accrued liabilities	54,072	8,756	89,803
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	570,926	182,394	240,775
Net change in other assets and liabilities	22,090	32,611	(25,935)

Net cash provided by operating activities	716,852	623,876	461,026
Cash flows from investing activities:
Purchases of property and equipment	(132,216)	(129,166)	(65,184)
Proceeds from sale of businesses and assets, net of cash surrendered	25,816	24,022	4,314
Purchases of businesses and acquisition costs, net of cash received	—	—	(14,114)
Investment in, advances to, and return of capital from unconsolidated entities and joint ventures	(3,670)	(2,927)	(1,091,483)
Change in restricted and escrowed cash, net	(72,738)	11,256	24,105
Purchases of short-term investments	(342,219)	—	—
Purchases of restricted short-term investments	(80,000)	—	—

Net cash used in investing activities	(605,027)	(96,815)	(1,142,362)
Cash flows from financing activities:
Proceeds from issuance of Japanese Yen-denominated bonds and other debt	—	—	1,053,538
Purchase of treasury stock	(1,162)	(9,903)	(3,550)
Repayment of debt, deferred financing costs and capital leases	(10,856)	(8,293)	(46,141)
Issuance of common stock	1,233	41,816	8,815
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,459	36,879	3,850
Proceeds from revolving credit agreements	—	16,596	783,865
Repayments of revolving credit agreements	—	(16,832)	(934,652)

Net cash provided by (used in) financing activities	(9,326)	60,263	865,725
Cash to variable interest entities	—	—	(167)
Effects of foreign exchange rate changes on cash	(1,117)	(927)	1,725

Net change in cash and cash equivalents	101,382	586,397	185,947
Cash and cash equivalents — beginning of year	927,756	341,359	155,412

Cash and cash equivalents — end of year	$1,029,138	$927,756	$341,359

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Summary of Significant Accounting Policies

The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the “Company,” “we,” “us” or “our”) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational oil companies and industrial corporations, regulated electric utilities, independent and merchant power producers, government agencies and equipment manufacturers. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies.

The Company evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through October 29, 2009, the day the consolidated financial statements were issued.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of The Shaw Group Inc. and its majority owned subsidiaries. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R), we also consolidate any variable interest entities (VIE’s) of which we are the primary beneficiary, as defined. When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Areas requiring significant estimates by our management include the following:

•	contract revenues, costs and profits and the application of percentage-of-completion method of accounting;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances and tax uncertainties;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	recoverability of equity method investments;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.

Actual results could differ materially from those estimates.

Certain prior year amounts in the Consolidated Financial Statements and notes thereto have been reclassified to conform to the current year presentation.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The length of our contracts varies but is typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a twelve-month period. Assets and liabilities classified as current that may not be paid or received in cash within the next twelve months include restricted cash, retainage receivable, cost and estimated earnings in excess of billing on uncompleted contracts (including claims receivable), retainage payable and advance billings and billings in excess of costs and estimated earnings on uncompleted contracts.

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

Our cost-reimbursable contracts include the following:

•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee consisting of two parts: (1) a fixed amount, which does not vary with performance, but may be at risk when a target price is exceeded; and (2) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or savings for costs less than the target. In some contracts, we may agree to share cost overruns in excess of our fee, which could result in a loss on the project.

Our fixed-price contracts include the following:

•	Firm fixed-price contract — May include contracts in which the price is not subject to any cost or performance adjustments and contracts where certain risks are shared with clients such as labor costs or commodity pricing changes. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations and other events negotiated.

•	Maximum price contract — A contract that provides at the outset for an initial target cost, an initial target profit and a price ceiling. The price is subject to cost adjustments incurred, but the adjustment would generally not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being the number of units of work performed. Variations in unit-price contracts include the same type of

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and the unit prices.

Investment in Westinghouse

On October 16, 2006, we acquired a 20% interest in Westinghouse (Westinghouse Equity) for approximately $1.1 billion. See Note 6 — Equity Method Investments and Variable Interest Entities for further discussion.

Cash and Cash Equivalents and Short-term Investments

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents. Highly liquid investments with maturities greater than three months at the date of purchase are classified as short-term investments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Our principal clients are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant energy producers and equipment manufacturers. We believe that in most cases our exposure to credit risk is mitigated through client prepayments, collateralization and guarantees.

We establish an allowance for uncollectible accounts based on the assessment of the clients’ ability to pay. Accruals resulting from disputes or other negotiations that are established to reflect certain project related accounts receivable or claims at their net realizable values are included in billings in excess of costs and estimated earnings on uncompleted contracts. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due.

Retainage, included in accounts receivable, represents amounts withheld from progress billings by our clients and may not be paid to us until the completion of a project and, in some instances, for even longer periods. Retainage may also be subject to restrictive conditions such as performance or fulfillment guarantees.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods. Cost includes material, labor and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. We incur maintenance costs on all of our major equipment. Maintenance and repair expenses are charged to income as incurred. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain (loss) is credited or charged to other income (expense).

The straight-line depreciation method is used for all our assets. Leasehold improvements are amortized over the shorter of the useful life of the improvement, the lease term or the life of the building. Depreciation is generally provided over the following estimated useful service lives:

Transportation equipment	3-15 Years
Furniture, fixtures and software	2-5 Years
Machinery and equipment	4-18 Years
Buildings and improvements	2-40 Years

Investments

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We record our share of the investee’s earnings or losses in earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. We record our share of the investee’s other comprehensive income, net of income taxes, in the accompanying consolidated statements of shareholders’ equity. We evaluate our equity method investments for impairment at least annually and whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings or additional investments.

Long-Lived Assets

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of FASB Statement No. 142, “Goodwill and Other Intangible Assets.” We operate our business using reportable segments as defined by FASB No. 131 Disclosures about Segments of an Enterprise and Related Information. These operating segments form the basis for our reporting units used in our goodwill impairment testing.

We test the reporting unit goodwill for impairment on an annual basis, and more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The annual impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded, as necessary.

The fair values of reporting units in 2009 were determined by averaging two methods, one based on market earnings multiples of peer companies for each reporting unit, and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. The earnings multiples for the market earnings method ranged between four times and six times. The discount rates ranged from 12% to 14% in our discounted cash flow models. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and noted that none of our goodwill was impaired.

Intangible Assets

Our intangible assets are related to various licenses, patents, technology and related processes. The costs of these assets are amortized over their estimated useful lives, which range from three to thirty years. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if we are unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. We also have intangible assets related to customer relationships acquired with the IT Group acquisition, which are amortized over a ten-year period on a straight- line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Assets of Deferred Compensation Plans

We account for the assets of our Deferred Compensation Plans held in Rabbi Trusts for the benefit of the Chief Executive Officer pursuant to his employment agreement and separately, for the benefit of key employees, as trading assets. Our Rabbi Trust deposits are accounted for in accordance with Emerging Issues Task Force Issue No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” Trading assets are stated at fair value, with gains or losses resulting

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from changes in fair value recognized currently in earnings. The liability related to the Chief Executive Officer was recognized in 2007 pursuant to his employment agreement.

Revenue and Profit/Loss Recognition on Long-Term Construction Accounting Including Claims, Unapproved Change Orders and Incentives

A substantial portion of our revenues are derived from long-term contracts that are accounted for using accounting principles set forth in American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (SOP 81-1) and other applicable accounting standards to account for these contracts.

Percentage of Completion.  We recognize revenues for long-term contracts on the percentage-of-completion method, primarily based on costs incurred to date compared with total estimated contract costs. Performance incentives are included in our estimates of revenues using the percentage-of-completion method when their realization is reasonably assured. Cancellation fees are included in our estimates of revenue using the percentage-of-completion method when the cancellation notice is received from the client.

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by clients, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment.

Unapproved Change Orders and Claims.  Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. We account for unapproved change orders depending on the circumstances. If it is not probable that the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. If it is probable that the costs will be recovered through a change order, the costs are treated as contract costs and contract revenue is recognized to the extent of the costs expected to be incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated and realization is assured beyond a reasonable doubt, the contract profit is adjusted by the amount of the excess.

When estimating the amount of total gross profit or loss on a contract, we include claims related to our clients as adjustments to revenues and claims related to vendors, subcontractors and others as adjustments to cost of revenues. Including claims in this calculation ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded up to costs incurred and include no profit until such time as they are finalized and approved. The claims included in determining contract gross profit are less than the actual claim that will be or has been presented. Claims are included in costs and estimated earnings in excess of billings on our consolidated balance sheet. The costs attributable to change orders and claims being negotiated or disputed with clients, vendors or subcontractors or subject to litigation are included in our estimates of revenues when it is probable they will result in additional contract revenues and the amount can be reasonably estimated. Profit from such unapproved change orders and claims is recorded in the period such amounts are settled or approved. Back charges and claims against and from our vendors, subcontractors and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe and module fabrication and steel erection services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in SOP 81-1. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

Other Revenue Recognition and Profit and Loss Estimates

For unit-priced pipe fabrication contracts, a unit (spool) consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. We recognize revenues upon shipment of the fabricated spools for a particular unit-price fabrication contract. For fixed-price fabrication contracts, we recognize revenues based on the percentage-of-completion method, measured primarily by the cost of materials for which production is substantially complete to the total estimated material costs of the contract. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress inventory. We recognize revenues for pipe fittings, manufacturing operations and other services at the time of shipment or as services are performed.

Revenue is recognized from consulting services as the work is performed. Consulting service work is primarily performed on a cost-reimbursable basis. Revenues related to royalty use of our performance enhancements derived from our chemical technologies are recorded in the period earned based on the performance criteria defined in the related contracts. For running royalty agreements, we recognize revenues based on client production volumes at the contract specified unit rates. Sales of paid-up license agreements are coupled with the sale of engineering services for the integration of the technology into the clients’ processes. For paid-up license agreements, revenue is recognized using the percentage-of-completion method, measured primarily by the percentage of costs incurred to date on engineering services to total estimated engineering costs. Under such agreements, revenues available for recognition on a percentage-of-completion basis are limited to the agreement value less a liability provision for contractually specified process performance guarantees. The liability provision is recorded in gross profit when, and if, the related performance testing is successfully completed or an assessment indicates a reduction of the liability provision is appropriate.

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on our projects. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining at August 31, 2009 and 2008 was $13.0 million and $16.1 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility, and, as a result, these differences could be material.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation guidelines of Emerging Issues Task

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and the revenue recognition guidelines of SAB No. 104, “Revenue Recognition.” For service-only contracts, and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the client. Award fees on construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

Accounting for Governmental Contracts

Most of the services provided to the U.S. government are governed by cost-reimbursable contracts. Generally, these contracts contain both a base fee (a fixed amount applied to our actual costs to complete the work) and an award fee (an amount applied to definitized costs, which is subject to our client’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance and business management). Award fees on construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

Revenue is recorded at the time services are performed, and such revenues include base fees, actual direct project costs incurred and an allocation of indirect costs. Indirect costs are applied using rates approved by our government clients. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our client or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.

Cost Estimates

Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Indirect costs, included in cost of revenues, include charges for such items as facilities, engineering, project management, quality control, bid and proposals and procurement. Pre-contract costs are generally expensed when incurred. Pre-contract costs incurred in anticipation of a specific contract award are deferred when the costs can be directly associated with a specific anticipated contract and their recoverability from that contract is probable.

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

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (SFAS 133), which requires entities to recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values and FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (SFAS 161). If the derivative instrument is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Recognized gains or losses on derivative instruments entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of operations.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We do not enter into derivative instruments for speculative or trading purposes. We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services and interest payments denominated in a foreign currency. The net gain (loss) recognized in earnings from our hedges was $1.5 million and $(1.5) million at August 31, 2009 and 2008, respectively.

Other Comprehensive Income

FASB Statement No. 130, “Reporting Comprehensive Income” (SFAS 130), establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. We report the cumulative foreign currency translation adjustments, the net after-tax effect of unrealized gains and losses on derivative instruments accounted for as cash flow hedges, changes in the net pension liability related to our foreign subsidiaries-sponsored pension plans and our equity in Westinghouse’s pre-tax other comprehensive income as components of other comprehensive income.

Foreign Currency

Our significant foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Mexican pesos, Canadian dollars and the Euro). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period and shareholder’s equity accounts are translated at historical rates. Adjustments resulting from these translations are reflected in “accumulated other comprehensive income (loss),” a component of shareholders’ equity, in accordance with FASB Statement No. 52, “Foreign Currency Translation” (SFAS 52), and SFAS 130. See Note 18 — Other Comprehensive Income (Loss) for additional information.

Foreign currency transaction gains or losses are credited or charged to income as incurred. Transaction gains and losses reflected in income were a gain of $1.0 million during fiscal year 2009, a gain of $6.6 million during fiscal year 2008 and a loss of $5.3 million during fiscal year 2007. Additionally, during fiscal years 2009, 2008 and 2007, we incurred foreign currency translation losses on the Westinghouse Bonds associated with our investment in Westinghouse of $198.1 million, $69.7 million and $33.2 million, respectively.

Recently Adopted Accounting Standards

On September 1, 2008, we adopted the provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. In accordance with FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. Such assets and liabilities, which include our costs and estimated earnings in excess of billings on uncompleted contracts, advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts, deferred contract costs, property and equipment (net) and goodwill, will be subject to the provisions of SFAS 157 on September 1, 2009. For additional information, see Note 2 — Fair Value Measurements.

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

We adopted SFAS No. 165, “Subsequent Events” (SFAS 165) for the fiscal year ending August 31, 2009. In May 2009, the FASB issued SFAS 165 to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 requires an evaluation of subsequent events through the date the financial statements are issued and defines the circumstances under which a subsequent event should be recognized and the circumstances for which a subsequent event should be disclosed. SFAS 165 also requires that we disclose the date through which we have evaluated subsequent events. The adoption of SFAS 165 did not have a material impact on our financial statements.

Insurance Programs

Our employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through stop-loss insurance policies. Our workers’ compensation, automobile and general liability insurance is provided through a premium plan with a deductible applied to each occurrence. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of August 31, 2009 and August 31, 2008, liabilities for unpaid and incurred but not reported claims for all insurance programs totaling $53.0 million and $45.7 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred Financing Costs

We defer qualifying debt issuance costs, which are amortized over the term of the related debt. Unamortized deferred financing costs are included in non-current other assets on the consolidated balance sheets and related amortization expense is included in interest expense in the accompanying consolidated statements of operations. Deferred financing costs related to our Westinghouse bonds were fully amortized in our third quarter of fiscal year 2009. See Note 8 — Debt and Revolving Lines of Credit for additional information.

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

Statement 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Share-based compensation cost that has been included in income from continuing operations amounted to $33.4 million, $21.0 million and $19.4 million for the years ended August 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $9.5 million, $8.2 million and $7.6 million for the years ended August 31, 2009, 2008 and 2007, respectively.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We include any estimated interest and penalties on tax related matters in income taxes payable. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of September 1, 2007, we recognize the effect of income tax positions only if those position are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense

Contingencies and Commitments

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

LandBank Assets and Liabilities

LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. We recognize gains and losses on sales of these assets when the sales transaction is complete.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of their short-term nature. The fair value of long-term notes receivable approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made. The fair value of fixed rate bonds approximates the carrying value based on estimated current rates available to us for bonds of the same maturities. The fair value of our floating rate bonds approximates the carrying value. Our foreign currency forward contracts and interest rate swap liability are recorded at their fair values. See Note 2 — Fair Value Measurements for additional information.

Reclassifications

Certain reclassifications have been made to prior period’s consolidated financial statements in order to conform to the 2009 presentation.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Fair Value Measurements

At August 31, 2009, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

			Fair Value Measurements Using
				Significant
			Quoted Prices in	Other	Significant
			Active Markets for	Observable	Unobservable
	Location on		Identical Assets	Inputs	Inputs
	Balance Sheet	Total	(Level 1)	(Level 2)	(Level 3)

Derivatives Designated as Hedging Instruments
Interest rate swap liability	Current liabilities	$31,369	$—	$31,369	$—
Derivatives Not Designated as Hedging Instruments
Foreign currency forward assets	Other current assets	$1,461	$—	$1,461	$—
Foreign currency forward liabilities	Other accrued liabilities	$45	$—	$45	$—

Location and Amount of Gain (Loss)
Recognized in Income on Derivatives
Fiscal Year Ended
August 31, 2009

Derivatives Designated as Hedging Instruments
Interest rate swap liability	Other comprehensive income. See Note 18
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other foreign currency transaction gains (losses), net $(2.7) million

We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the firm’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 8 — Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.

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

Note 3 —	Cash, Cash Equivalents, Short-term Investments and Restricted and Escrowed Cash

Cash and cash equivalents primarily consist of deposits held at major banks and money market funds. Short-term investments consist of time deposits held at major banks. The amortized principal amounts of our cash, cash equivalents and short-term investments approximated their fair values at August 31, 2009. We use

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the specific identification method to determine any realized gains or losses from the sale of our short-term investments.

The components of our cash equivalents, restricted and escrowed cash and short-term investments held were as follows:

	August 31,
(In thousands)	2009	2008

Deposit in banks and money market funds	$1,191,063	$936,657
Time deposits	342,219	—

Total investments	$1,533,282	$936,657

Balance sheet classification:
Cash and cash equivalents	$1,029,138	$927,756

Restricted and escrowed cash	$81,925	$8,901

Short-term investments	$342,219	—

Restricted and escrowed short-term investments	$80,000	—

At August 31, 2009 and August 31, 2008, we had a total of restricted short-term investments and escrowed cash of $161.9 million and $8.9 million, respectively. At August 31, 2009 and August 31, 2008, the total of our restricted short-term investments and escrowed cash consisted of: $0.4 million and $0.7 million, respectively, related to deposits designated to fund remediation costs associated with a sold property; $23.1 million and $7.2 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers; $0.3 million and $1.0 million, respectively, related to insurance loss reserves and $138.1 million at August 31, 2009 related to cash secured letters of credit.

Note 4 —	Inventories, Accounts Receivable and Concentrations of Credit Risk

The major components of inventories were as follows (in thousands):

	August 31,
	2009			2008
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total

Raw materials	$13,940	$110,469	$124,409	$11,778	$129,716	$141,494
Work in process	2,778	40,923	43,701	3,831	20,242	24,073
Finished goods	94,174	—	94,174	75,896	—	75,896

	$110,892	$151,392	$262,284	$91,505	$149,958	$241,463

Accounts receivable include the following (in thousands):

	August 31,
	2009	2008

Trade accounts receivable, net	$671,324	$556,711
Unbilled accounts receivable	11,382	11,770
Retainage	133,156	97,389

Total accounts receivable, including retainage, net	$815,862	$665,870

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2009	2008

Beginning balance, September 1	$27,391	$26,634
Provision	25,355	12,445
Write offs	(22,128)	(8,352)
Other	(2,349)	(3,336)

Ending balance, August 31	$28,269	$27,391

Included in our trade accounts receivable at August 31, 2009 and 2008 are approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has raised issues with our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ from amounts currently recorded.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $110.3 million and $66.9 million at August 31, 2009 and August 31, 2008, respectively.

Costs and estimated earnings in excess of billings on uncompleted contracts include $217.1 million and $157.9 million at August 31, 2009 and August 31, 2008, respectively, related to the U.S. government agencies and related entities.

Note 5 —	Property and Equipment:

Property and equipment consisted of the following (in thousands):

	August 31,
	2009	2008

Transportation equipment	$20,977	$31,252
Furniture, fixtures and software	146,905	142,311
Machinery and equipment	219,753	184,619
Buildings and improvements	151,708	130,018
Assets acquired under capital leases	5,651	9,102
Land	12,404	13,026
Construction in progress	79,004	8,977

	636,402	519,305
Less: accumulated depreciation	(250,796)	(233,755)

Property and equipment, net	$385,606	$285,550

Assets acquired under capital leases, net of accumulated depreciation, were $2.0 million and $2.3 million at August 31, 2009 and 2008, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Depreciation and amortization expense of $52.3 million, $43.7 million and $37.8 million for the fiscal years ended August 31, 2009, 2008, and 2007, respectively, is included in cost of revenues and general and administrative expenses in the accompanying consolidated statements of operations.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal year 2009, we recorded an increase of $64.4 million to construction in progress for our nuclear modular fabrication facility.

In fiscal year 2009, we recorded an asset impairment charge of $5.5 million for a consolidated joint venture. The impairment charge reduced the property, plant and equipment to its salvage value.

Note 6 —	Equity Method Investments and Variable Interest Entities

As is common in the engineering, procurement and construction (EPC) industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a Variable Interest Entity (VIE) as defined by FASB Financial Interpretation No. 46 (as revised) [FIN 46(R)], “Consolidation of Variable Interest Entities— an interpretation of ARB No. 51 (revised December 2003)”, and we are determined to be the primary beneficiary of that VIE because we are subject to a majority of the risk of loss from the VIE’s activities or entitled to receive the majority of the VIE’s residual returns or both, the joint venture is consolidated in accordance with FIN 46(R). If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations, except for certain joint ventures with construction activities for which our percentage share of revenues and costs from the joint ventures are reflected in our consolidated statements of operations.

Equity Method Investments

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. On October 16, 2006, we acquired our Investment in Westinghouse in two companies that, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). We financed this investment partially through our subsidiary Nuclear Energy Holdings, LLC (NEH), issuing limited recourse to us (except NEH) Japanese Yen (JPY)-denominated bonds (Westinghouse Bonds). We entered into the following agreements in connection with our Westinghouse Equity purchase including: (1) an agreement that allows us to put all or part of our newly-acquired 20% equity interest in Westinghouse to Toshiba Corporation (Toshiba); (2) a commercial relationship agreement; and (3) a shareholder agreement, each of which is described below. We issued JPY-denominated bonds on October 13, 2006, for U.S. dollar equivalent net proceeds of approximately $1.1 billion to provide financing for the acquisition of the Westinghouse equity interest and the related agreements. See Note 8 — Debt and Revolving Lines of Credit for additional information on our Westinghouse bonds. We also paid cash of approximately $50.5 million and issued a promissory note in the amount of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of approximately $1.1 billion for this transaction is accounted for under the equity method of accounting.

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. (TNEH-UK) and subsidiaries (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, provided 77% by Toshiba, 20% by us (through our wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (NEH)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse) from British Nuclear Fuels plc (BNFL). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment and the related agreements, including related acquisition costs, but excluding deferred financing costs of approximately $11.0 million related to the Westinghouse Bonds, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese-market private placement, on October 13, 2006, of approximately

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 billion face value of JPY-denominated bonds (the Westinghouse Bonds). If we do not exercise the Put Option, described below, we are obligated to pay a third party consultant $3.3 million.

In connection with our Investment in Westinghouse, we entered into JPY denominated Put Option Agreements (Put Option) with Toshiba Corporation (Toshiba), providing us the option to sell to Toshiba all or part of our Westinghouse Equity during a defined “Exercise Period.” Per the Put Option, the Exercise Period commences the earlier of March 31, 2010, or the occurrence of a “Toshiba Event” that is caused by, among other things, certain Toshiba financial metrics. The Put Option provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized primarily by the Westinghouse Equity. If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and any proceeds received from the Put Option must be used to repay the Westinghouse Bonds. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth of JPY 800 billion, thus triggering the Exercise Period. A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreement, but due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option. See Note 8 — Debt and Revolving Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.

Under generally accepted accounting principles, the Put Option is not considered a freestanding financial instrument or a derivative instrument, and therefore, has not been separated from our equity investment in Westinghouse. The Put Option is JPY-denominated and does not require or permit net settlement. Therefore, neither the Put Option nor its foreign currency component meet the definition of a derivative instrument under SFAS 133 and therefore are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option).

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

In connection and concurrent with the acquisition of our Investment in Westinghouse, we also executed a Commercial Relationship Agreement (Westinghouse CRA) with Toshiba that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP1000tm nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the Westinghouse CRA is six years and contains renewal provisions. We concluded that, for accounting purposes, no value should be allocated to the Westinghouse CRA and that the Westinghouse CRA should not be recognized as a separate asset.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Reliable financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% interest in the equity earnings (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods, or two months in arrears of our current periods. Under this policy, our fiscal 2009 and 2008 equity in earnings include Westinghouse’s operations for the period July 1, 2008 through June 30, 2009 and July 1, 2007 through June 30, 2008, respectively. Our fiscal 2007 equity in earnings include Westinghouse’s operations from the effective date of our acquisition, October 1, 2006 through June 30, 2007.

Summarized financial information for Westinghouse, assuming a 100% ownership interest, is as follows (in thousands):

Balance Sheets	June 30, 2009	June 30, 2008

Current assets	$2,318,455	$2,031,501
Noncurrent assets	6,059,812	6,359,794
Current liabilities	2,072,395	1,660,093
Noncurrent liabilities	1,148,347	979,562
Noncontrolling interest	85,324	4,632

	July 1, 2008	July 1, 2007	October 1, 2006
Statements of Operations	to June 30, 2009	to June 30, 2008	to June 30, 2007

Revenues	$3,525,889	$2,911,399	$1,712,165
Gross profit	743,996	712,426	433,608
Income from continuing operations before income taxes	108,930	153,098	31,151
Net income attributable to shareholders	57,441	123,351	17,868

For all other jointly owned operations that are accounted for using the equity method of accounting, aggregated summarized financial information assuming a 100% ownership interest is as follows (in thousands):

	At August 31,
Balance Sheets	2009	2008

Current assets	$35,603	$79,755
Noncurrent assets	42,255	371,150
Current liabilities	38,659	86,699
Noncurrent liabilities	6,528	273,263

	For the Year Ended August 31,
Statements of Operations	2009	2008	2007

Revenues	$116,868	$260,022	$429,451
Gross profit	21,600	39,301	49,991
Income (loss) from continuing operations before income taxes	(696)	(711)	44,648
Net income (loss)	(1,147)	(825)	44,648

The following is a summary of our investments in and advances to unconsolidated entities, joint ventures and limited partnerships that are accounted for under the equity method (in thousands, except percentages):

	Ownership	At August 31,
	Percentage	2009	2008

Investment in Westinghouse	20%	$1,008,442	$1,158,660
Other	23% - 50%	21,295	19,535

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,029,737	$1,178,195

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows:

	For the Year Ended August 31,
	2009	2008	2007

Investment in Westinghouse	$9,240	$15,026	$2,176
Other	1,779	2,655	(25,896)

Total earnings (losses) from unconsolidated entities, net income of taxes	$11,019	$17,681	$(23,720)

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

The following is a summary of our significant VIEs at August 31, 2009:

Consolidated VIEs

•	In November 1993, Shaw-Nass Middle East, W.L.L. (Shaw-Nass) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We acquired a 49% equity interest in the joint venture, and have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. This entity which is included in our Fabrication & Manufacturing (F&M) segment had total assets of approximately $33.7 million and total liabilities of $9.1 million at August 31, 2009. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest of $12.3 million at August 31, 2009.

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. (Badger) contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing. Creditors of Badger Licensing, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to LLC. This entity had total assets and liabilities of $18.3 million and $0.5 million at August 31, 2009, respectively and is included in our E&C segment. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $6.5 million at August 31, 2009 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb, estimated to be approximately $3.6 million annually. We also have a funding commitment of up to $10.0 million for any third-party claim that Badger does not have the surplus cash to cover.

•	In October 2006, NEH was created to issue the Westinghouse bonds and hold our 20% equity interest in Westinghouse.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unconsolidated VIEs — Equity Method

•	On November 4, 2008, we sold our interests in Little Rock Family Housing LLC, Hanscom Family Housing LLC and Patrick Family Housing LLC. With this sale, we have sold all remaining interests in our housing privatization projects. We received no proceeds as part of the sale transaction but were released from certain liabilities, obligations and funding of further equity.

•	In February 2005, we contributed cash of $2.8 million to American Eagle Northwest, LLC for a 50% equity interest. This entity was established to undertake the privatization of military family housing for U.S. Navy personnel and their families under a design, build and rental housing contract in the State of Washington. On November 20, 2007, American Eagle Northwest, LLC sold its interest in Pacific Northwest Communities, LLC for net proceeds of approximately $12.8 million. We were released from all further obligations under the guarantee but remained liable for certain potential claims or lawsuits up to a maximum of $7.1 million. At August 31, 2009 all claims and lawsuits were settled with respect to our obligations under terms of the sale.

Guarantees Related to Military Housing Privatization Construction Entities

We entered into an indemnity agreement with a third party to guarantee the payment of performance bonds issued on behalf of construction entities performing services on a series of military housing privatization projects that were being built by us and our joint venture partner. This indemnity agreement supports surety bonds issued on our behalf at the following military sites: Hanscom Air Force Base, Patrick Air Force Base, Little Rock Air Force Base and Fort Leonard Wood. Under this indemnity agreement, the parent of our joint venture partner and we were jointly and severally liable for the performance of the bonded construction work up to a maximum of $30.0 million. However, each partner’s individual maximum liability was capped at $15.0 million. In February 2007, we recorded a liability for the maximum exposure of $15.0 million. As of August 31, 2009, we have paid $13.8 million under this indemnity agreement, and while the indemnity agreement remains in full force and effect, no amounts are outstanding, due or payable.

Related Party Transactions

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements at August 31, 2009 and 2008 and for the fiscal years ending August 31, 2009, 2008 and 2007 (in thousands):

	Privatization
	Entities	Other(1)

Revenue from unconsolidated entities for years ended
2009	$782	$3,746
2008	38,893	10,738
2007	28,674	5,651
Accounts and other receivables from unconsolidated entities at August 31,
2009	$—	$3,534
2008	3,503	5,857
Advances to unconsolidated entities at August 31,
2009	$—	$—
2008	—	—

(1)	includes activity with Westinghouse

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Goodwill, Other Intangibles and Contract Adjustments and Accrued Contract Losses

Goodwill

The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2007 to August 31, 2009(in thousands):

	Fossil
	Renewables
	& Nuclear	Maintenance	E&I	E&C	F&M	Total

Balance at September 1, 2007	$148,577	$42,027	$194,174	$111,862	$17,311	$513,951
Resolution of acquired tax contingency (see Note 13)	(9,400)	—	—	—	—	(9,400)
Currency translation adjustment	—	—	—	2,153	651	2,804

Balance at August 31, 2008	$139,177	$42,027	$194,174	$114,015	$17,962	$507,355
Remeasurement of acquired tax contingency	—	—	(4,366)	—	—	(4,366)
Currency translation adjustment	—	—	—	(1,440)	(244)	(1,684)

Balance at August 31, 2009	$139,177	$42,027	$189,808	$112,575	$17,718	$501,305

We had tax-deductible goodwill of approximately $92.1 million and $107.2 million at August 31, 2009 and August 31, 2008, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Intangible Assets

At August 31, 2009 and 2008, amortizable intangible assets included in other assets (other than contract (asset) adjustments discussed below) consisted of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal year 2000, certain petrochemical process technologies, patents and tradenames acquired in the Badger Technologies acquisition in fiscal year 2003 (both of which are being amortized over fifteen years) and patents acquired in the IT Group acquisition in fiscal year 2002 (which are being amortized over ten years). Additionally, we recorded a client relationship intangible related to the IT Group acquisition (which is being amortized over ten years) and technology patents in the Envirogen acquisition (which are being amortized over three to seven years).

We amortize all of these intangible assets using the straight line method. Amortization expense included in cost of revenues was $3.2 million, $3.2 million and $3.3 million for the fiscal years ended August 31, 2009, 2008, and 2007, respectively.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Client Relationships
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

August 31, 2007 balance	$44,661	$(18,246)	$2,016	$(1,075)
Adjustments	(135)	—	—	—
Amortization	—	(2,954)	—	(202)

August 31, 2008 balance	$44,526	$(21,200)	$2,016	$(1,277)
Adjustments	(572)	541	—	—
Amortization	—	(2,875)	—	(202)

August 31, 2009 balance	$43,954	$(23,534)	$2,016	$(1,479)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies,	Client
	Patents and Tradenames	Relationships

2010	$2,772	$202
2011	2,772	202
2012	2,769	133
2013	2,766	—
2014	2,766	—
Thereafter	6,575	—

Total	$20,420	$537

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	— Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	August 31, 2009		August 31, 2008
	Short-term	Long-term	Short-term	Long-term

Notes payable on purchase of Gottlieb, Barnett & Bridges; 0% interest; due and paid on January 10, 2009	$—	$—	$2,716	$—
Notes payable of Liquid Solutions LLC, a VIE; interest payable monthly at an average interest rate of 8.2% and 8.3% and monthly payments of $0.02 million and $0.08 million, through May and June 2011, respectively	1,197	1,269	946	2,466
Notes payable on purchases of equipment; 0% to 1.3% interest; payments discounted at imputed rate of 5.9% interest; due September through October 2010	10,610	2,146	—	—
Notes payable on purchases of equipment; 5.2% to 6.0% interest; due June 2011 through July 2012	1,188	1,824	—	—
Other notes payable	1,608	1,008	833	833
Capital lease obligations	796	1,380	1,509	280

Subtotal	15,399	7,627	6,004	3,579
Westinghouse Bonds (see description below)	1,387,954	—	—	1,162,007

Total	$1,403,353	$7,627	$6,004	$1,165,586

The notes payable on purchases of equipment are collateralized by the purchased equipment. The carrying amount of the equipment pledged as collateral was approximately $19.3 million at August 31, 2009.

Annual scheduled maturities of debt and minimum lease payments under capital lease obligations during each year ending August 31 are as follows (in thousands):

	Capital
	Lease Obligations	Debt

2010	$945	$14,603
2011	478	5,360
2012	401	887
2013	399	1,387,954
2014	266	—
Thereafter	—	—

Subtotal	2,489	1,408,804
Less: amount representing interest	(313)	—

Total	$2,176	$1,408,804

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As discussed in Note 6 — Equity Method Investments and Variable Interest Entities, the Put Option provides us the option to sell all or part of our Westinghouse Equity to Toshiba during the Exercise Period. Toshiba notified us on May 11, 2009 that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth of JPY 800 billion, thus triggering the Exercise Period. A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreement, but due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise of the Put Option. To do so, a “supermajority’ of the bondholders representing a majority of not less than an aggregate 75% of the principal amount outstanding, must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approve a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by bondholders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively an “Extraordinary Resolution”).

If the Westinghouse Bonds are repaid with the proceeds of a Put Option exercise, the Westinghouse Bond JPY-denomination mitigates the risk to bondholders of a proceeds shortfall that could result from currency fluctuation. Further if we decide to exercise or an Extraordinary Resolution directs an exercise of the Put Option following a Toshiba Event, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $45.8 million using exchange rates at August 31, 2009) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. If the Put Option expires unexercised on February 28, 2013, we will be required to repay the Westinghouse Bonds using some combination of internally generated cash flows, new borrowings or proceeds from the issuance of equity. We may not be able to obtain credit in the future on terms similar to the terms reflected in the Westinghouse Bonds should we elect to pursue such a financing.

Due to the Toshiba Event, we reclassified our Investment in Westinghouse and the corresponding JPY-denominated debt from long-term to short-term in our consolidated balance sheet. Further, we were required to expense in our consolidated statement of operations the original issuance bond discount of $22.8 million (including $5.9 million in foreign exchange loss) and the remaining deferred financing costs of $6.6 million during the third quarter of our fiscal year 2009.

Neither our nor Toshiba’s obligations under the Westinghouse CRA, as discussed in Note 6 — Equity Method Investments and Variable Interest Entities, will be affected should we exercise the Put Option at the direction of an Extraordinary Resolution through its original term which expires in 2013.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Westinghouse Bonds consisted of the following (in thousands):

	August 31,	August 31,
	2009	2008

Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.60% at August 31, 2009)	653,125	653,125
Original Discount on Westinghouse Bonds	—	(30,535)
Accumulated Discount Accretion	—	9,323
Increase in debt due to foreign currency translation adjustments since date of issuance	307,954	103,219

Total short-term portion of debt	1,387,954	—
Total long-term portion of debt	—	1,162,007

Total Westinghouse debt	$1,387,954	$1,162,007

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At August 31, 2009 and August 31, 2008, the fair value of the swap totaled approximately $31.4 million and $8.8 million, respectively, and is included as a current and non-current liability, respectively, and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the fiscal year ended August 31, 2009.

Credit Facility

On April 25, 2005, we entered into a five year $450.0 million Senior Secured Credit Facility (Facility). On the effective date, the entire $450.0 million Facility was available for the issuance of performance letters of credit and the lesser of the unused portion of the $450.0 million facility or $200.0 million, was available for revolving credit loans and the issuance of financial letters of credit. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type. As part of this transaction, we expensed the deferred financing fees of $3.4 million associated with our previous credit facility during the third quarter of fiscal year 2005.

On October 15, 2008, we entered into Amendment VI to our Credit Agreement to extend the maturity from April 25, 2010 to April 25, 2011. We received commitments to the one year extension totaling $829 million. We also received a new incremental commitment to the full remaining term of the facility of $3 million making the amount currently effective under the facility $1.053 billion until April 25, 2010. The amount then effective reduced to $829 million thereafter until April 25, 2011. However, we retained our ability to seek additional commitments to increase the Facility up to a total capacity of $1.25 billion subject to the consent of the Administrative Agent and, in some instances, those lenders who issue letters of credit under the Facility on the Company’s behalf. With Amendment VI, we also received consent to pledge up to $200 million of our unrestricted cash on hand to collateralize additional letters of credit, incremental to amounts available under the Facility, provided that at the time we pledge the cash and immediately thereafter, we have at least $500 million in unrestricted cash on hand. The amended Facility retained its other substantive terms.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2008, we received an additional commitment from an existing lender to extend $45.0 million of its commitment until April 25, 2011. As a result, the aggregate amount then effective under our Facility remained at $1.053 billion until April 25, 2010 and reduces to $874.0 million during the period from April 26, 2010 to April 25, 2011.

On September 24, 2009, we entered into the Restated Credit Agreement (Restated Agreement) with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and / or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduce the amount otherwise available for borrowing under the Facility. The Restated Agreement includes new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitment. Accordingly, the Restated Agreement contemplates three groups of lenders, the “2010 Lenders, the “2011 Lenders” and the “2012 Lenders”, with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Agreement makes available $1,214.0 million in commitments through April 25, 2010 (up from $1,053.0 million), $1,095.0 million from April 26, 2010 through April 25, 2011 (up from $874.0 million), and $1.0 billion from April 26, 2011 through October 25, 2012, where there had been no previous commitments. The Facility is available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures and general corporate purposes.

The Restated Agreement allows the Company to seek new or increased lender commitments under this Facility subject to the consent of the Administrative Agent and, in some instances, those lenders who issue letters of credit under the Facility on the Company’s behalf, and/or seek other supplemental credit facilities on a pari passu basis with the Facility, of up to an aggregate of $400.0 million. Additionally, the Company may pledge up to $300.0 million of unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The borrowing base restrictions that were set forth in the original credit agreement are not included in the Restated Agreement.

The Restated Agreement contains certain financial covenants that were effective August 31, 2009, replacing the Facilities then existing financial covenants, including:

•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Restated Agreement and adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets; (Amendment IV to the Facility had increased the maximum leverage ratio to 2.75x our EBITDA for quarters ending prior to August 31, 2007 and 2.5x on or thereafter);

•	a minimum debt service charge coverage ratio of 3.0x EBITDA. The previous Credit Agreement contained a minimum fixed charge coverage ratio of 2.5x EBITDA (Amendment IV to the Facility had decreased the minimum fixed charge coverage ratio to 2.25x our EBITDA for quarters ending on or prior to February 29, 2008 and 2.5x thereafter); and

•	a minimum consolidated net worth as defined by the Restated Credit Agreement.

At August 31, 2009, we were in compliance with the financial covenants contained in the Facility agreement.

The Restated Agreement continues to be secured by, among other things: (1) a first priority security interest in all of our tangible and intangible assets (including, without limitation, equipment, real estate and intellectual property) and a pledge of all of our domestic capital stock and the capital stock of our guarantor subsidiaries; (2) guarantees by our domestic subsidiaries; and (3) 66% of the capital stock in certain of our

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign subsidiaries. The Restated Agreement permits the release of such liens if (a) the Company obtains a corporate credit rating of at least BBB- from Standard & Poor’s and Baa3 from Moody’s Investment Services, (b) all liens securing any supplemental credit facilities are released, and (c) other conditions specified in the Restated Credit Agreement are satisfied.

The Restated Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents after giving effect to any dividend or stock repurchase is at least $500 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Agreement to $250 million. In situations where our unrestricted cash and cash equivalents is less than $500 million, our ability to pay dividends or repurchase our shares is limited to $25 million per fiscal year.

Under the Restated Agreement, we are required, with certain exceptions, to prepay loans outstanding under the Facility with: (1) the proceeds of new indebtedness; (2) insurance proceeds or condemnation awards in excess of $5.0 million that are not applied or contractually committed to rebuild, restore or replace the property within 180 days of the receipt thereof; and (3) the sale of certain assets or the stock of any subsidiaries in excess of $5.0 million the proceeds of which are either (a) not used to finance a permitted acquisition as defined in the Restated Agreement or (b) that are not reinvested within one year of the receipt thereof.

Under the Restated Agreement, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00% for the 2010 Lenders and the 2011 Lenders and LIBOR plus 2.5% to 4.25% for the 2012 Lenders; or (2) the defined base rate plus 0.00% to 0.50% for the 2010 Lenders and the 2011 Lenders and 1.0% to 2.75% for the 2012 Lenders. Under the previous Facility, the margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00%; or (2) the defined base rate plus 0.00% to 0.50%. Although there were no borrowings as of August 31, 2009, the interest rate that would have applied to any borrowings under the Facility was 3.5%. The total amount of fees associated with letters of credit issued under the Facility were approximately $12.5 million, $13.2 million and $9.1 million for fiscal year 2009, 2008 and 2007, respectively. Commitment fees associated with unused credit line availability were approximately $1.1 million, $0.7 million and $1.1 million for fiscal year 2009, 2008 and 2007, respectively.

For the years ended August 31, 2009, 2008 and 2007, we recognized, $3.0 million, $2.9 million and $1.9 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility. At August 31, 2009 and 2008, unamortized deferred financing fees related to our Facility were approximately $5.0 million and $5.3 million, respectively.

At August 31, 2009, the portion of the Facility available for financial letters of credit and/or revolving credit loans was limited to the lesser of: (1) $455.3 million, representing the total Facility ($1.053 billion at August 31, 2009) less outstanding letters of credit ($597.7 million at August 31, 2009); or (2) $236.8 million, representing $425.0 million less the current outstanding amount of financial letters of credit ($188.2 million at August 31, 2009).

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the outstanding and available amounts under our Facility at August 31, 2009 (in millions):

Total Facility	$1,053.0
Less: outstanding performance letters of credit	(409.5)
Less: outstanding financial letters of credit	(188.2)
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$455.3

Other Revolving Lines of Credit

Shaw Nass, a consolidated VIE, has an available credit facility with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At August 31, 2009, Shaw Nass had no borrowings under its revolving line of credit and approximately $0.4 million in outstanding bank guarantees under the facility. The interest rate applicable to any borrowings is variable (1.54% at August 31, 2009) plus 2.25% per annum. We have provided a 50% guarantee related to this credit facility.

We have an uncommitted, unsecured bilateral line of credit for the issuance of performance letters of credit with a bank. Fees under this facility are paid quarterly. At August 31, 2009 and 2008, there were $24.8 million and $27.3 million of letters of credit outstanding under this facility, respectively.

On March 12, 2008, a bank extended to us a $25.0 million uncommitted, unsecured bilateral line of credit for the issuance of performance letters of credit in Saudi Arabia. On May 21, 2008, the bank increased its uncommitted line of credit from $25.0 million to $50.0 million. Fees under this facility are paid quarterly. At August 31, 2009 and 2008, there were $29.8 million and $49.0 million letters of credit outstanding under this facility, respectively.

Note 9 —	Income Taxes

Intraperiod Allocation of Income Taxes:

	For the Fiscal Year Ended August 31,
(In thousands)	2009	2008	2007

Provision for income taxes	$11,880	$71,384	$10,747
Income from 20% investment in Westinghouse	2,247	9,645	1,397
Earnings (losses) from unconsolidated entities	1,119	1,707	(18,221)

Total income tax from continuing operations	15,246	82,736	(6,077)

Shareholders equity:
Compensation expense for tax purposes less than (in excess of) amounts recognized for financial reporting	1,389	(37,464)	(3,850)
Pension liability	(6,422)	(736)	(5,942)
Other comprehensive income of investment in Westinghouse	(50,744)	4,206	12,526
Adoption of FIN 48	—	4,943
Derivative instrument	(8,711)	(775)	(2,667)

Total income taxes	$(49,242)	$52,910	$(6,010)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax attributable to income before income taxes, minority interest, and earnings (losses) from unconsolidated entities:

	For the Fiscal Year Ended August 31,
(In thousands)	2009	2008	2007

Current:
U.S. federal	$69,779	$56,871	$—
State and local	18,027	12,133	3,482
Foreign	6,009	11,587	12,862

Total current tax provision	93,815	80,591	16,344

Deferred:
U.S. federal	(66,592)	3,480	(3,695)
State and local	(17,834)	(2,038)	(1,002)
Foreign	2,491	(10,649)	(900)

Total deferred tax provision	(81,935)	(9,207)	(5,597)

Total provision for income taxes	$11,880	$71,384	$10,747

Other current liabilities include $8.6 million and $25.4 million at August 31, 2009 and 2008, respectively, of current income taxes payable, including amounts due for foreign and state income taxes. We paid no federal income taxes in the year ended August 31, 2007 primarily due to the utilization of U.S. operating losses.

Income before income taxes, minority interest, and earnings (losses) from unconsolidated entities (pre-tax income):

	For the Fiscal Year Ended August 31,
(In thousands)	2009	2008	2007

Domestic	$(5,454)	$196,606	$(8,176)
Foreign	38,043	23,884	41,342

Income before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$32,589	$220,490	$33,166

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on pretax income is as follows:

	For the Fiscal Year Ended August 31,
	2009	2008	2007

U.S. Federal statutory tax rate	35%	35%	35%
State taxes, net of federal income tax benefit	—	4%	5%
Foreign tax differential	(6)%	2%	(13)%
Work Opportunity Tax Credit	(4)%	—	(22)%
Foreign tax credits	(9)%	(5)%	(6)%
Section 199 — Domestic Manufacturer Deduction	(9)%	(2)%	—
Valuation allowance	(2)%	(5)%	—
Minority interest	(18)%	(4)%	(19)%
Compensation and stock options	13%	2%	11%
Uncertain tax positions	25%	—	30%
Nondeductible meals and entertainment	14%	3%	8%
Other, net	(2)%	2%	3%

	37%	32%	32%

The Company’s effective tax rate for pre-tax income excluding minority interest for the years ended August 31, 2009, 2008 and 2007 was 75%, 37% and 51% respectively.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts:

(In thousands)	2009	2008

Deferred tax assets:
Receivables	$9,264	$5,756
Net operating loss and tax credit carryforwards	54,535	70,174
Other expenses not currently deductible	51,343	22,624
Investments in affiliates, primarily due to impairment	—	16,569
Foreign currency	115,527	39,629
Derivative instrument	12,108	3,441
Deferred financing costs	10,583	—
Equity in other comprehensive income of Westinghouse	34,227	—
Compensation related expenses	66,030	41,599

Total gross deferred tax assets	353,617	199,792
Less valuation allowance	(22,025)	(12,923)

Net deferred tax assets	331,592	186,869

Deferred tax liabilities:
Goodwill and other intangibles	(45,735)	(44,773)
Property, plant and equipment	(26,976)	(25,172)
Equity in other comprehensive income of Westinghouse	—	(16,732)
Investments in affiliates	(11,148)	—
Employee benefits and other expenses	(3,034)	(3,124)

Total gross deferred tax liabilities	(86,893)	(89,801)

Net deferred tax assets	$244,699	$97,068

Unremitted Earnings

We have not recognized a deferred tax liability of approximately $54.0 million for the undistributed earnings of our foreign operations that arose in 2009 and prior years as we consider these earnings to be indefinitely invested. As of August 31, 2009, the undistributed earnings of these subsidiaries were approximately $140.0 million. A deferred tax liability will be recognized when we can no longer demonstrate that we plan to permanently reinvest the undistributed earnings.

Losses and Valuation Allowances

The valuation allowance for deferred tax assets at August 31, 2009 and 2008 was $22.0 million and $12.9 million, respectively. These valuation allowances were related to foreign and state net operating loss carryforwards. The net change in the total valuation allowance for each of the years ended August 31, 2009, 2008, and 2007 was an increase (decrease) of $9.1 million, ($11.1) million and $1.1 million, respectively. During fiscal 2008, $1.5 million of the reduction in valuation allowance for deferred tax assets was allocated to shareholders’ equity. During fiscal 2009, a valuation allowance was established for certain additional state net operating losses which, if realizable, would reduce future state taxes payable totaling $10.8 million. Additionally, valuation allowances totaling $3.1 million associated with certain state net operating losses were released.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2008, we utilized all of our remaining U.S. federal net operating loss carryforward except for $24.4 million that is limited to use at $1.8 million a year against future federal taxable income and expires through 2022. At August 31, 2009, we have $3.5 million of U.S. federal credits available for carryforward which expire at various times and amounts through 2027. Additionally, we have $39.2 million of foreign net operating losses and $8.5 million of foreign capital losses available for carryforward with varying expiration dates. A full valuation allowance has been established for the capital losses. There are also state net operating losses available for carryforward which would reduce future state taxes payable by up to $23.9 million of which we currently believe that $6.0 million will be utilized. A valuation allowance has been established for the difference.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at August 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

FASB Interpretation No. 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) effective September 1, 2007. Under FIN 48, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. A reconciliation of unrecognized tax benefits, interest and penalties is as follows:

Unrecognized
Tax
(In thousands)	Benefits

Balance at September 1, 2007	$28,179
Increase in Tax Positions	1,728
Settlements	(121)
Increase, Interest — Net	239
Increase, Penalties — Net	19
Currency Translation Adjustment — Net	82

Balance at August 31, 2008	30,126
Increase in Tax Positions — prior years	25,406
Increase in Tax Positions — current year	732
Settlements	(9,902)
Increase, Interest — Net	3,910
Increase, Penalties — Net	1,915
Currency Translation Adjustment — Net	(47)

Balance at August 31, 2009	$52,140

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of the balance at August 31, 2009 that would affect our effective tax rate is $34.5 million. Interest, penalties and currency translation adjustments included in the balance at August 31, 2009 is $4.3 million. The remaining difference represents the amount of unrecognized tax benefits for which the ultimate tax consequence is certain, but for which there is uncertainty about the timing of the tax consequence recognition. Because of the impact of deferred tax accounting, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including the U.S., most U.S. states and certain non-U.S. jurisdictions. Tax returns are also filed in certain jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2002. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different than the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.

Certain tax years are under audit by relevant tax authorities including the beginning of an examination of the fiscal years 2006 through 2008 U.S. federal tax returns by the Internal Revenue Service (IRS). We have extended the statute of limitations on our U.S. federal returns for the fiscal years involved in the IRS appeal (see Note 13 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.

While the IRS appeal of fiscal years 2004 and 2005 may be concluded in the foreseeable future, including in fiscal year 2010, it is not possible at this time to estimate the impact of changes over the next 12 months in unrecognized tax benefits.

Note 10 —	Capital Stock

We are authorized to issue an aggregate of two hundred twenty million (220,000,000) shares, of which two hundred million (200,000,000) shares shall be common stock, no par value (“Common Stock”), and twenty million (20,000,000) shares shall be preferred stock, no par value (“Preferred Stock”). Each outstanding share of Common Stock entitles its holder to one vote on each matter properly submitted to our shareholders for their vote, waiver, release or other action. There are no preemptive rights with respect to any class of stock.

Preferred Stock:  Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges and preferences as the Board of Directors shall from time to time determine. Of the Preferred Stock, 2,000,000 shares are designated as “Series A Junior Participating Preferred Stock” (the “Series A Preferred Stock”) related to the preferred share purchase rights discussed below. We had no shares of Series A Preferred Stock outstanding at August 31, 2009 and 2008.

Common Stock:  At August 31, 2009 and 2008, we had 89,316,057 and 89,195,901 shares issued and 83,606,808 and 83,535,441 shares outstanding, respectively.

Treasury Stock:  Treasury stock is recorded at cost. At August 31, 2009 and 2008, we had 5,709,249 and 5,660,460 shares classified as Treasury Stock at a cost of $116.1 million and $115.0 million, respectively. For the years ended August 31, 2009 and 2008, we repurchased 48,789 and 145,976 shares at a cost of $1.2 million and $9.9 million, respectively. The repurchases of treasury stock were the result of tax withholdings on stock compensation transactions.

Shareholder Rights Plan:  On July 9, 2001, our Board of Directors adopted a Shareholder Rights Plan (“Plan”) pursuant to a Rights Agreement dated July 9, 2001, by and between us and First Union National Bank, as Rights Agent. Under the Plan, a dividend of one preferred share purchase right (“Right”), was

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

declared and paid for each share of our common stock outstanding on July 31, 2001. As to shares of our common stock issued after July 31, 2001, a Right automatically attaches to each share after its issuance.

The Rights are intended to deter and protect shareholders from coercive and otherwise unfair takeover tactics, and to thereby better enable all of our shareholders to realize the long-term value of their investment in us. The Rights work by imposing a significant penalty upon any person or group which acquires 15% or more of our outstanding common stock without the approval of our Board of Directors by diluting such person or group’s voting power as well as significantly increasing the aggregate purchase price it must pay to acquire our company. Accordingly, we believe that the Rights will encourage anyone seeking to acquire our company to negotiate with our Board of Directors prior to attempting a takeover. The Rights should not interfere with a merger or other business combination approved by our Board of Directors.

The Rights become exercisable only if a person or group (an “Acquiring Person”) either: (1) acquires 15% or more of our outstanding common stock; or (2) commences a tender offer, which would result in the acquisition of 15% or more of our outstanding common stock. Our Board of Directors is authorized to reduce the threshold at which a person or group becomes an Acquiring Person from 15% to not less than 10% of our outstanding common stock, unless such reduction would cause a person or group to become an Acquiring Person by virtue of its existing ownership interest at such time.

Once the Rights become exercisable, each Right entitles its holder (other than the Acquiring Person) to purchase from us, for the exercise price of the Right (currently set at $170.00) either: (i) one one-hundredth of a share of our Series A Preferred Stock; or (ii) a number of shares of our common stock having a market value equal to two times the exercise price of the Right (“Flip In”). In addition, if the company is later acquired in a merger or similar transaction after the Rights have become exercisable, each Right will entitle its holder (other than the Acquiring Person) to purchase, for the exercise price of the Right (currently set at $170.00), a number of shares of the acquiring corporation having a market value equal to two times the exercise price of the Right based on the market price of the acquiring corporation’s stock prior to such merger (“Flip Over”).

After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of our outstanding common stock, our Board of Directors may extinguish the Rights by exchanging one share of our common stock or an equivalent security for each Right, other than the Rights held by the Acquiring Person.

Our Board of Directors may redeem the Rights for $0.01 per Right at any time before any person or group becomes an Acquiring Person. If our Board redeems any Rights, it must redeem all of the Rights. Until a Right is exercised, the holder of the Right has no rights as a shareholder, including no rights to vote or to receive dividends. The issuance of the Rights alone has no dilutive effect. The Rights will automatically expire on July 9, 2011.

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

	Authorized
Plan	Shares	Types of Equity Instrument Authorized

1993 Employee Stock Option Plan (1993 Plan)	3,844,000	Qualified and non-qualified stock options and restricted stock awards
1996 Non-Employee Director Stock Option Plan (1996 Plan)	300,000	Non-qualified stock options
Stone & Webster Acquisition Stock Option Plan (Stone & Webster Plan)	1,070,000	Non-qualified stock options
2001 Employee Incentive Compensation Plan (2001 Plan)	9,500,000	Qualified and non-qualified stock options, stock appreciation rights, performance shares and restricted stock awards
2005 Non-Employee Director Stock Incentive Plan (Directors’ Plan)	300,000	Non-qualified stock options and phantom stock awards
2008 Omnibus Incentive Plan	4,500,000	Non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and other stock-based awards

Shares not awarded that were previously available under the 1993 and 1996 Plans have expired. Upon adoption of the 2008 Omnibus Incentive Plan, our existing share-based compensation plans, including the 2001 Plan and the Director’s Plan (collectively the Prior Plans), terminated. No new awards will be granted under the Prior Plans, and there is no longer any authority to issue the remaining shares of common stock available under the Prior Plans. All awards granted under these plans that were outstanding as of January 28, 2009 remain outstanding and continue to be governed by the Prior Plans.

Shares available for future stock option and restricted stock awards to employees and directors under existing plans were 2,845,364 and 2,744,633 at August 31, 2009 and August 31, 2008, respectively.

Stock Options

We use the modified Black-Scholes option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods:

	For the Year Ended August 31,
	2009	2008	2007

Expected volatility	64.0%	52.0%	42.0%
Risk-free interest rate	3.0%	3.6%	4.7%
Expected term of options (in years)	4.9	5.4	6.2
Grant-date fair value	$9.96	$32.79	$13.33

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity from September 1, 2007 to August 31, 2009:

		Weighted	Weighted-Average
		Average	Remaining
	Shares	Exercise Price	Contract Term

Outstanding at September 1, 2007,	5,291,809	$18.86	5.8
Granted	406,072	65.86
Exercised	(2,492,602)	16.78
Forfeited	(102,200)	30.18

Outstanding at August 31, 2008,	3,103,079	26.27	6.0
Granted	1,218,011	18.38
Exercised	(76,828)	16.64
Forfeited	(93,131)	37.28

Outstanding at August 31, 2009	4,151,131	23.89	6.3

Exercisable at August 31, 2009	2,195,754	$21.46	4.3

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these stock option grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2009	2008	2007

Stock Option Compensation Expense	$9.7	$9.3	$8.5

The aggregate intrinsic value of options outstanding was $36.7 million and $78.5 million at August 31, 2009 and August 31, 2008, respectively. The aggregate intrinsic value of options exercisable was $21.6 million and $53.3 million at August 31, 2009 and August 31, 2008, respectively. The total intrinsic value of options exercised was $1.0 million, $113.8 million and $10.2 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

Net cash proceeds from the exercise of stock options for the fiscal years ended August 31, 2009 and August 31, 2008 were $1.3 million and $41.8 million, respectively. The actual income tax benefit realized from stock option exercises were $0.3 million, $40.4 million and $2.9 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively.

At August 31, 2009 we have $19.7 million of unrecognized compensation expense related to unvested stock options awards expected to be recognized over a weighted-average period of 1.3 years. The grant date fair value of stock awards vested was $9.1 million, $8.2 million and $9.5 million for the fiscal years 2009, 2008 and 2007, respectively.

Restricted Stock

The compensation expense for restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest. At August 31, 2009, we have unrecognized compensation expense of $52.6 million associated with unvested restricted stock awards. This amount is expected to be recognized over a weighted average period of 1.3 years.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these restricted stock grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2009	2008	2007

Restricted Stock Compensation Expense	$23.6	$11.7	$10.9

The following table summarizes our unvested restricted stock activity from September 1, 2007 to August 31, 2009:

		Grant-Date
	Shares	Fair Value

Unvested restricted stock at September 1, 2007	995,620	$24.70
Granted	252,620	65.28
Vested	(441,228)	22.41
Forfeited	(67,295)	33.74

Unvested restricted stock at August 31, 2008	739,717	39.01
Granted:
Liability-classified restricted stock units granted 10/31/08	1,288,761	17.95
Equity-classified restricted stock units regranted 1/28/09	1,281,512	29.39
Restricted stock granted	1,111,247	18.20

Total granted	3,681,520
Vested	(332,855)	32.27
Forfeited:
Liability-classified restricted stock units granted 10/31/08 and cancelled 1/28/09	(1,281,512)	29.39
Restricted stock forfeited	(77,808)	25.31

Total forfeited	(1,359,320)

Unvested restricted stock at August 31, 2009	2,729,062	$27.29

As a result of shareholder approval of the 2008 Omnibus Incentive Plan, 1,281,512 restricted stock units with an average market value of $17.95 per share previously classified as liability awards were modified for accounting purposes to be equity awards. Awards classified as liabilities result in variable compensation expense based upon the closing price of our stock at the date of each reporting period while equity awards result in fixed compensation expense based upon the weighted-average price per share on the date of grant. On January 28, 2009, the price used to re-measure the liability awards was our closing stock price of $29.39, and the modified equity awards have a weighted-average price per share of $29.39

We receive a tax deduction for certain stock option awards when exercised, generally for the excess of the fair value at the date of exercise over the option exercise price. In addition, we receive a tax deduction when restricted stock awards vest at a higher value than the value used to recognize compensation expense at the date of award. Prior to adoption of SFAS 123(R), we reported all tax benefits resulting from the grant of equity incentive awards as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS 123(R), we report gross excess tax benefits from equity incentive awards as financing cash flows.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Operating Leases

We lease certain office buildings, fabrication and warehouse facilities, machinery and equipment under various lease arrangements. Leases that do not qualify as capital leases are classified as operating leases and the related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which we have the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period, is used to determine the appropriate lease classification and to compute periodic rental expense.

Certain of our operating lease agreements are non-cancelable and expire at various times and require various minimum rentals. The non-cancelable operating leases with initial non-cancelable periods in excess of twelve months that were in effect as of August 31, 2009 require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2010	$80,914
2011	70,833
2012	60,999
2013	50,557
2014	43,751
Thereafter	115,139

Total future minimum lease payments	$422,193

Future minimum lease payments as of August 31, 2009 have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $0.9 million.

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

We also enter into lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2009 are not included as part of total minimum lease payments shown above.

The total rental expense for the fiscal years ended August 31, 2009, 2008, and 2007 was approximately $178.1 million, $170.6 million and $166.6 million, respectively. Deferred rent payable (current and long-term) aggregated $30.3 million and $28.9 million at August 31, 2009 and 2008, respectively.

Note 13 —	Contingencies and Commitments

Tax Matters

In connection with the IRS examinations of our U.S. federal tax returns for the 2002 through 2005 fiscal years, the IRS proposed certain adjustments relating to the sourcing of procurement income to one of our overseas entities and to our U.S. parent company. We protested our disagreement with these adjustments and the related penalties to the Appeals level within the IRS for fiscal years 2002 through 2005 and have now resolved through fiscal year 2003 the amount of procurement income to be recognized by our U.S. parent

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company. An agreement was reached whereby approximately $5.8 million of additional federal and state income taxes will be paid plus a non-deductible penalty of $2.0 million. Interest accrues on the added taxes from the time net operating loss carryovers are expected to be used in the 2007 fiscal year. The agreement reached also effectively resolves the procurement income matter for the 2004 and 2005 fiscal years. Other proposed adjustments to the 2004 and 2005 fiscal years, unrelated to the procurement income matter, have been protested to the Appeals level. These protested adjustments cover approximately $14.0 million of additional federal and state income tax for which the interest would likewise begin running from fiscal 2007. Tax and interest accrual provisions have been made in our financial statements for the agreed adjustments in the two IRS audit cycles covering the 2002 through 2005 fiscal years and for uncertain tax provisions as discussed in Note 8 — Income Taxes.

In a separate matter, the Louisiana Department of Revenue (LDR) has filed a collection suit against our Louisiana domiciled parent corporation for franchise taxes in the amount of $1.7 million for fiscal years 2001 and 2002 plus interest of $1.6 million (computed through June 15, 2008). The LDR’s lawsuit sets forth their theory that cash pooled by our parent corporation and invested on behalf of our operating subsidiaries creates additional asset and revenue apportionment to Louisiana. We are also under audit by the LDR for fiscal years 2003-2006. A resolution of the matter has been arrived at with the LDR whereby franchise tax fiscal years 2001 through 2009 will be resolved by way of a franchise tax and interest payment to the LDR by October 31, 2009 with the LDR and Shaw then moving to dismiss both the LDR’s collection suit and a protective refund suit filed by Shaw for its 2009 franchise tax fiscal year.

While management cannot predict the ultimate outcome of the above matters, provisions have been made in our financial statements where appropriate. The matters, if decided adversely to us or settled by us, individually or in the aggregate, could have a material adverse effect on our financial statements.

Military Housing Privatization Entities

See Note 6 — Equity Method Investments and Variable Interest Entities for discussion of commitments and contingencies related to privatization entities.

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We attempt to limit our exposure under these penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims from clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts (see Note 19 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for further discussion).

Other Guarantees

Our lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was $790.3 million and $726.1 million at August 31, 2009 and August 31, 2008, respectively. Of the amount of outstanding letters of credit at August 31, 2009, $602.2 million are performance letters of credit issued to our clients. Of the $602.2 million, five clients held $356.7 million or 59.2% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued to a single client on a single project is $117.0 million.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of our estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.

Legal Proceedings

During fiscal year 2005, the U.S. District Court for the District of Delaware rendered a judgment against us and in favor of Saudi American Bank (SAB) in the amount of $11.4 million, inclusive of interest and attorneys’ fees but exclusive of post-judgment legal interest, while pending appeal. In the suit against us (and others), SAB claimed that as part of our July 2000 Stone & Webster Incorporated asset acquisition, we assumed certain liabilities under an existing loan agreement and guarantee. We appealed the decision to the U.S. Court of Appeals for the Third Circuit, which issued its decision on December 30, 2008. In that decision, the Third Circuit reversed the District Court’s summary judgment ruling, vacated the District Court’s awards to SAB and remanded the matter to the District Court for further consideration consistent with the Third Circuit’s findings. On January 13, 2009, SAB filed a petition for rehearing. On February 24, 2009, the Third Circuit granted that petition and that same day issued a new, broader opinion that again reversed, vacated and remanded the District Court’s decision. On September 11, 2009, the District Court entered a Stipulation of Dismissal that dismissed the case with prejudice and without costs to any party.

We currently have pending before the American Arbitration Association (AAA) the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W seeks approximately $38.0 million in damages from Mitsubishi. Mitsubishi denies liability and has asserted a counterclaim totaling approximately $29.0 million. On November 16, 2007, a majority of the AAA Tribunal transmitted a “Partial Final Award” granting certain relief to S&W contingent upon further proceedings with the Tribunal. Mitsubishi filed in U.S. District Court for the Southern District of New York (S.D.N.Y.) a petition to vacate the award. On November 14, 2008, S&W filed with the S.D.N.Y. a petition and motion to confirm the Tribunal’s Partial Final Award. The District Court dismissed Mitsubishi’s petition to vacate and S&W’s petition and motion to confirm without prejudice, which the parties may re-file after there is a final award. Meanwhile, the Tribunal is moving forward with its proceedings. We previously made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If Mitsubishi prevails on its counterclaim and/or its petition to vacate as described above, we may not receive our claim for liquidated damages. In such an event, the individual or combined rulings could have a material adverse effect on our financial statements for the period in which any judgment becomes final.

In connection with a services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our client before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

client approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The client further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the client’s counterclaims. We have initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The proceedings in the U.S. District Court have come to an end when the Court declined jurisdiction based on a finding of forum non conveniens. The client has initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award, which are all still underway. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the client prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.

In connection with an international fixed price contract executed by our Fossil, Renewables & Nuclear segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction, we filed a Request for Arbitration with the London Court of International Arbitration. In the request, we currently seek claims of approximately $24.0 million in additional compensation from our client, the prime contractor on the project, related to delay and disruption, loss of profit on descoped areas and changed labor practices. In addition, we have requested additional compensation relative to remeasurements of quantities and scope variations from our client of approximately $14.3 million. On August 12, 2009, the client, who holds a $2.2 million performance letter of credit from us, filed its Statement of Defenses and Counterclaim. Although the Statement of Defenses contests most of our claims, in the submittal our client did concede three of our claims that have a total value of $12.3 million. The client’s counterclaim seeks an amount totaling approximately $25.6 million related to certain alleged costs associated with completing work that the client removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. The performance letter of credit was reduced from $4.3 million to $2.2 million effective June 19, 2009. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our statement of operations and statement of cash flows. The value of the claims and our letter of credit stated herein in U.S. dollars do fluctuate because of changes in the exchange rate of the GBP.

Our subsidiary, Stone & Webster, Inc. (“S&W”), is nearing completion of work for Xcel Energy (d/b/a Public Service of Colorado) on Xcel’s Comanche project in Colorado. There are material claims by S&W against Xcel for contract changes relating to coordination of the work, delays, and resulting impacts to our work. The resulting change order request submitted by S&W was denied. As a result, S&W filed a lawsuit, 2009-CV-6913, in the District Court, City and County of Denver, Colorado, against Xcel on July 14, 2009, seeking damages in excess of $71.0 million. Xcel counterclaimed, alleging nearly $56.0 million in damages or set-offs against S&W. We believe S&W has a sound legal and factual basis for its claims, and we expect a favorable resolution to these matters. However, the litigation could be lengthy, and if Xcel were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our financial statements.

Environmental Liabilities

LandBank, a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $17.7 million of such real estate assets recorded in other assets on the accompanying balance sheet at August 31, 2009 as compared to $27.5 million at August 31, 2008. In the third quarter of fiscal 2009, we reclassified the net book value of $9.4 million associated with one real estate asset to property and equipment as the company is an occupant of this property. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At August 31, 2009, our E&I segment had $5.0 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.7 million at August 31, 2008.

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

For management and internal reporting purposes, we have organized our business into seven reportable segments — Fossil, Renewables & Nuclear; Maintenance; Environmental and Infrastructure (E&I); Energy and Chemicals (E&C); Pipe Fabrication and Manufacturing (F&M); Corporate and Investment in Westinghouse.

The Fossil, Renewables & Nuclear segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the global fossil and nuclear power generation industries.

The Maintenance segment performs routine and outage/turnaround maintenance, predictive and preventative maintenance, as well as construction and major modification services, to clients’ facilities in the industrial markets primarily in North America.

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

The E&C segment provides a full range of project-related services including proprietary technology, project management, engineering, procurement, construction, commissioning/start-up and consulting to the oil and gas, refining, and petrochemical industries globally.

The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for energy and chemical plants. We operate several pipe fabrication facilities in the U.S. and abroad. We also operate two manufacturing facilities that provide products for our pipe fabrication services operations, as well as to third parties. In addition, we operate several distribution centers in the U.S., which distribute our products to our clients.

The Investment in Westinghouse segment includes our Westinghouse Equity and the $1.1 billion in Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants.

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

The following table presents information about segment profit and assets (in millions):

	Fossil,					Investment
	Renewables					in	Corporate
	& Nuclear	Maintenance	E&I	E&C	F&M	Westinghouse	and Other	Total

Fiscal Year 2009
Revenues from external clients	$2,581.2	$864.1	$1,835.5	$1,371.5	$623.4	$	$4.0	$7,279.7
Intersegment revenues	5.3	27.2	25.9	1.4	—	—	—	59.8
Interest income	1.1	1.1	0.5	1.5	0.4	—	5.4	10.0
Interest expense	1.0	—	0.6	—	—	68.7	3.3	73.6
Depreciation and amortization	13.8	2.9	9.9	7.7	10.6	—	2.9	47.8
Income (loss) before income taxes	29.3	6.7	91.0	153.0	106.6	(267.0)	(87.0)	32.6
Earnings (losses) from unconsolidated entities	—	—	0.8	2.9	—	9.3	(2.0)	11.0
Goodwill	139.2	42.0	189.8	112.6	17.7	—	—	501.3
Total assets	1,629.9	180.7	1,002.8	853.4	698.0	1,171.2	846.9	6,382.9
Investment in and advances to equity method investees	—	—	12.6	7.5	—	—	1.2	21.3
Purchases of property and equipment	67.0	2.3	10.1	3.6	77.8	—	9.0	169.8
Increases (decreases) in other assets, long-term, net	(6.4)	1.4	(14.3)	(2.3)	(0.2)	(7.8)	1.5	(28.1)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fossil,					Investment
	Renewables					in	Corporate
	& Nuclear	Maintenance	E&I	E&C	F&M	Westinghouse	and other	Total

Fiscal Year 2008
Revenues from external clients	$2,655.1	$1,018.2	$1,462.1	$1,283.3	$576.6	$—	$2.7	$6,998.0
Intersegment revenues	5.9	7.7	4.1	9.3	—	—	—	27.0
Interest income	3.8	0.3	1.5	7.8	1.7	—	5.8	20.9
Interest expense	1.3	—	0.8	1.7	(0.6)	37.3	5.4	45.9
Depreciation and amortization	11.0	3.1	15.5	7.2	7.9	—	2.5	47.2
Income (loss) before income taxes	112.7	33.8	39.3	97.4	126.8	(107.9)	(81.6)	220.5
Earnings (losses) from unconsolidated entities	—	—	—	1.5	0.3	15.0	0.9	17.7
Goodwill	139.2	42.0	194.2	114.0	18.0	—	—	507.4
Total assets	1,019.9	175.2	784.7	714.0	533.6	1,167.9	966.9	5,362.2
Investment in and advances to equity method investees	—	—	11.3	6.1	—	1,158.7	2.1	1,178.2
Purchases of property and equipment	22.9	4.5	17.3	13.0	45.7	—	25.7	129.1
Increases (decreases) in other assets, long-term, net	(3.8)	—	(0.7)	3.0	1.5	(1.7)	(5.5)	(7.2)

	Fossil,					Investment
	Renewables					In	Corporate
	& Nuclear	Maintenance	E&I	E&C	F&M	Westinghouse	and other	Total

Fiscal Year 2007
Revenues from external clients	$1,635.6	$1,081.5	$1,469.3	$1,063.9	$472.8	$—	$0.6	$5,723.7
Intersegment revenues	0.1	4.1	4.2	0.4	—	—	—	8.8
Interest income	3.0	1.9	1.2	4.5	0.9	—	2.3	13.8
Interest expense	1.5	—	0.9	0.5	0.3	30.6	9.6	43.4
Depreciation and amortization	3.6	3.5	11.6	5.7	5.9	—	11.0	41.3
Income (loss) before income taxes	42.3	9.3	18.3	35.2	91.2	(66.7)	(96.4)	33.2
Earnings (losses) from unconsolidated entities	—	—	(27.4)	1.4	—	2.2	0.1	(23.7)
Goodwill	148.6	42.0	194.2	111.9	17.3	—	—	514.0
Total assets	700.2	123.9	803.1	422.1	492.8	1,136.1	972.7	4,650.9
Investment in and advances to equity method investees	—	0.5	32.7	4.7	3.1	1,126.7	0.3	1,168.0
Purchases of property and equipment	6.9	2.8	23.2	2.4	21.5	—	8.4	65.2
Increases (decreases) in other assets, long-term, net	(0.3)	(0.1)	(5.3)	(6.0)	(0.1)	9.5	13.9	11.6

Segment net income (loss) before income taxes does not include any corporate management fees. Corporate management charges to segments were $63.4 million, $56.3 million and $145.7 million for the years ended August 31, 2009, 2008 and 2007, respectively. All expenses related to the award of options prior to the adoption of FAS 123R were accounted for as general and administrative expenses and allocated to the Corporate segment.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	At August 31,
	2009	2008	2007

Total segment assets	$6,382.9	$5,362.2	$4,650.9
Elimination of intercompany receivables	(414.0)	(299.1)	(305.7)
Elimination of investments in subsidiaries	(412.1)	(412.1)	(397.1)
Income tax entries not allocated to segments	0.4	(63.7)	(53.6)

Total consolidated assets	$5,557.2	$4,587.3	$3,894.5

The following tables present geographic revenues and long-lived assets (in millions):

	For the Year Ended August 31,
	2009	2008	2007

Revenues:
United States	$5,669.7	$5,422.2	$4,525.1
Asia/Pacific Rim countries	978.4	573.0	224.3
Middle East	386.3	719.5	789.4
United Kingdom and other European countries	127.9	193.9	133.8
South America and Mexico	51.8	33.6	22.4
Canada	37.7	25.4	15.2
Other	27.9	30.4	13.5

	$7,279.7	$6,998.0	$5,723.7

	At August 31,
	2009	2008	2007

Long-Lived Assets:
United States	$450.6	$1,245.6	$1,173.8
United Kingdom	5.9	309.3	301.2
Other foreign countries	46.1	32.7	43.8

	$502.6	$1,587.6	$1,518.8

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” such as deferred income taxes.

Major Customers

Our clients are principally major multi-national industrial corporations, regulated and merchant energy producers, governmental agencies and equipment manufacturers. Revenues related to U.S. government agencies or entities owned by the U.S. government were $1,543.3 million, $1,111.0 million and $1,129.3 million for the fiscal years ended August 31, 2009, 2008 and 2007, respectively, representing approximately 21.2%, 16% and 20% of our total revenues for fiscal years 2009, 2008 and 2007, respectively. These revenues were recorded primarily in our E&I segment.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about our revenues by segment for major clients is as follows (in millions):

			Percentage of
	Number of		Segment
Segment	Clients	Revenues	Revenues

Fossil, Renewables & Nuclear	1	$223.2	9%
Maintenance	2	296.3	34
E&I	1	1,458.8	80
E&C	2	679.1	50
F&M	1	116.4	19%

U.S. government agencies or entities are considered to be under common control and are treated as a single client of our E&I segment in the table above.

Export Revenues

For the fiscal years ended August 31, 2009, 2008 and 2007, our international revenues include approximately $1,262.8 million, $721.9 million and $315.8 million, respectively, of exports from our domestic facilities.

Note 15 —	Supplemental Disclosure to Earnings (Loss) Per Common Share

	For the Year Ended August 31,
	2009	2008	2007

Weighted average shares outstanding (in thousands):
Basic	83,244	82,063	79,857
Diluted:
Stock options	669	1,766	—
Restricted stock	498	323	—

	84,411	84,152	79,857

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	For the Year Ended August 31,
	2009	2008	2007

Weighted-average shares:
Stock options	1,578	301	5,451
Restricted stock	283	45	1,101

Note 16 —	Employee Benefit Plans

The employee benefit and others plans described below cover eligible employees.

Defined Contribution Plans

We sponsor voluntary defined contribution plans for substantially all U.S. employees who are not subject to collective bargaining agreements. Contributions by eligible employees are matched by Company contributions up to statutory levels. We also sponsor similar plans in certain foreign locations. Our expense for the plans for the fiscal years ended August 31, 2009, 2008 and 2007, was approximately $31.9 million, $24.5 million and $20.8 million, respectively. Our plans offer employees a number of investment options,

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including a limited amount for investment in our common stock. Stock held in the plans is purchased on the open market. At August 31, 2009 and 2008, our plans owned 1,593,660 shares and 1,075,260 shares, respectively, of our common stock. The fair value of the common stock owned by the plans was $46.7 million and $53.3 million at August 31, 2009 and 2008, respectively.

Defined Benefit Plans

Certain of our foreign subsidiaries sponsor both contributory and noncontributory defined benefit plans for their employees. These plans have been closed to new entrants, and during the current fiscal year, two of the plans also curtailed future retirement benefits for all active members. Benefits payable under these plans will be limited to those benefits accumulated at the time of curtailment adjusted by statutory inflation indices where applicable. Our funding policy is to contribute for current service costs plus minimum special payments when warranted by applicable regulations. Additionally, we may elect to make discretionary contributions. During the current fiscal year we made a special contribution of $13.0 million to one of our foreign plans.

As discussed in Note 1 — Description of Business and Summary of Significant Accounting Policies, we adopted the provisions of SFAS 158 for the year ended August 31, 2007, which require us to recognize the funded status of our defined benefit plans directly in our consolidated balance sheets. SFAS 158 requires companies to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income to the extent those changes are not included in the net periodic cost. The funded status reported on the balance sheet at August 31, 2007 under SFAS 158 was measured as the difference between the fair value of plan assets and the benefit obligation on a plan-by-plan basis. The adoption of SFAS 158 did not impact our compliance with debt covenants or our cash position. Other comprehensive income will reflect gain or loss and prior service costs or credit amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic benefit cost during the year, net of tax.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

Below is a reconciliation of projected benefit obligations, plan assets and the funded status of our defined benefit plans (in thousands):

	For the Year Ended August 31,
	2009	2008

Change in Projected Benefit Obligation:
Projected benefit obligation at the start of the year	$154,822	$170,500
Service cost	1,108	2,049
Interest cost	8,255	8,740
Prior service cost	—	—
Participants’ contributions	522	902
Actuarial loss (gain)	12,536	(5,657)
Benefits paid	(6,925)	(7,202)
Curtailment (gain)	(3,179)	—
Other	(956)	—
Foreign currency exchange	(15,024)	(14,510)

Projected benefit obligation at the end of the year	$151,159	$154,822

Change in Fair Value of Plan Assets:
Fair value of the plan assets at the start of the year	$119,939	$133,131
Actual return on plan assets	1,508	(2,909)
Company contributions	18,587	7,058
Participants’ contributions	522	902
Benefits paid	(6,925)	(7,202)
Foreign currency exchange	(11,364)	(11,041)

Fair value of the plan assets at the end of the year	122,267	119,939

Funded Status at end of the year	$(28,892)	$(34,883)

The funded status of our defined benefit pension plans totaling $28.9 million and $34.9 million at August 31, 2009 and August 31, 2008, respectively, are included in non-current liabilities on our consolidated balance sheet.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Periodic Benefit Cost and Other Changes Recognized in Other Comprehensive Income (Loss)

The following tables presents the components of net periodic benefit cost and changes recognized in other comprehensive income (in thousands):

	For the Year Ended August 31,
	2009	2008	2007

Net Periodic Benefit Cost:
Service cost	$1,063	$2,049	$2,976
Interest cost	7,904	8,740	8,231
Expected return on plan assets	(6,420)	(8,859)	(8,497)
Amortization of net loss	2,472	2,170	2,632
Curtailment (gain)	(2,725)	—	—
Other	36	—	—

Total net periodic benefit cost	$2,330	$4,100	$5,342

Unrecognized net actuarial losses totaling $63.3 million and $49.4 million at August 31, 2009 and August 31, 2008, respectively, are classified in accumulated other comprehensive loss.

Assumptions

	For the Year Ended August 31,
	2009	2008	2007

Weighted — Average Assumptions Used to Determine Benefit Obligations at August 31:
Discount rate	5.60-5.75%	6.00-6.20%	5.50-5.75%
Rate of compensation increase	4.00%	4.00-4.70%	4.00-4.50%
Weighted — Average Assumptions Used to Determine Net Periodic Benefit Cost for Years Ended August 31:
Discount rate at end of the year	6.00-6.20%	5.50-5.75%	5.00-5.25%
Expected return on plan assets for the year	6.40-7.00%	7.00-7.25%	6.40-7.25%
Rate of compensation increase at end of the year	4.00-4.70%	3.25-4.50%	4.00-4.75%

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

Accumulated Benefit Obligation and Estimated Future Benefit Payments

The accumulated benefit obligations for the plans were $151.2 and $139.3 million at August 31, 2009 and 2008, respectively. We estimate that $3.4 million of net actuarial loss will be amortized from accumulated other comprehensive income into net pension expense during fiscal year 2010.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets

Pension plan asset allocations at August 31, 2009 and 2008, by asset category, are as follows:

	At August 31,
Asset Category	2009	2008

Equity securities	52.7%	48.6%
Debt securities	42.7	45.6
Other	4.6	5.8

Total	100.0%	100.0%

The plan trustees are responsible for ensuring that the investments of the plans are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the benefits as they mature. To this end, the investment objective is to balance return and funding risks.

Each plan has a target asset allocation. On a combined basis, target asset allocations range from 20%-56% for equity securities, 30%-60% for debt securities, and 0%-20% for other investments. Asset class targets may vary from the stated allocations depending upon prevailing market conditions. In estimating the expected return on plan assets, the Company considers past performance and future expectations for both the types and expected mix of investments held.

Contributions and Benefit Payments

We expect to contribute $4.6 million to the plans in fiscal year 2010. The following benefit payments are expected to be paid from plans (in thousands):

Fiscal Year	Pension Benefits

2010	$7,125
2011	6,226
2012	6,394
2013	6,567
2014	6,735
2015 — 2019	36,030

In addition to the pension plans disclosed above, we sponsor a defined benefit pension plan for certain former employees of one of our subsidiaries. No new participants have been admitted to the plan in the last thirteen years. The plan’s benefit formulas generally base payments to retired employees upon their length of service. The plan’s assets are invested in fixed income and equity based mutual funds. At August 31, 2009 and 2008, the fair market value of the plan assets was $1.1 million and $1.3 million, respectively, which exceeded the estimated accumulated projected benefit obligation each year. Pension assets included in non-current assets at August 31, 2009 and 2008 were $0.9 million and $1.1 million, respectively.

Supplemental Deferred Compensation Plans

We deposited cash of $1.1 million and $2.4 million during the years ended August 31, 2009 and August 31, 2008, respectively, for a limited number of key employees under the terms of our Deferred Compensation Plans. These are non-qualified plans for a select group of our highly compensated employees and are utilized primarily as vehicles to provide discretionary deferred compensation amounts, subject to multi-year cliff vesting requirements, in connection with the recruitment or retention of key employees. These long-term deferral awards are evidenced by individual agreements with the participating employees and generally require the employee to maintain continuous employment with us or an affiliate for a minimum

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of time. Participating employees direct the funds into investment options, and earnings and losses related to the investments are reflected in each participating employees’ account. At August 31, 2009 and August 31, 2008, other assets include $11.0 million and $11.4 million, respectively, related to these plans.

We previously deposited $15.0 million for our Chief Executive Officer into an irrevocable trust (often referred to as a Rabbi Trust) for purposes of a non-compete agreement. At August 31, 2009 and August 31, 2008, other current assets include $18.1 million and $18.0 million, respectively, related to this non-compete agreement. The amount of the initial deposit was previously expensed.

In addition to our contributions to the Deferred Compensation Plan, we deposited cash of $1.0 million as of August 31, 2008 into interest bearing accounts pursuant to employment agreements entered into with certain employees. As of August 31, 2009 and August 31, 2008, other assets include $2.1 million related to these employment agreements.

Compensation expense recognized in the years ended August 31, 2009, 2008 and 2007 was $3.9 million, $4.2 million and $3.3 million, respectively, for these agreements.

Note 17 —	Related Party Transactions

In January 2003, our subsidiary, Stone & Webster, Inc., was awarded a subcontract to perform engineering services (ESA) for Bernhard Mechanical Contractors, Inc. (BMC). Our Chairman, President and Chief Executive Officer’s brother is an executive officer and a significant owner of BMC. The total consideration for the engineering services provided was approximately $2.0 million. In connection with the ESA, we entered into an assignable guaranty agreement (Guaranty) with BMC under which we agreed, subject to several conditions precedent, to guarantee possible BMC obligations which could be owed by BMC to its client pursuant to a separate performance-based services and equipment contract. We recorded the Guaranty at its fair value of approximately $0.3 million. As consideration for the Guaranty, we entered into an indemnification and fee agreement (Fee Agreement) with BMC pursuant to which, among other things, BMC must pay us an annual fee. In June 2009 we amended the Fee Agreement to include quarterly financial certifications in lieu of other obligations. BMC and the client are engaged in protracted litigation, to which Shaw is not a party. We do not believe the litigation will affect the probability of our obligation to make a payment under the Guaranty, which we believe remains remote. While we expect that we will not be required to make any payments under the Guaranty, we estimate the maximum potential amount of any future payment obligation (undiscounted) to be approximately $13.0 million over the remaining term of the contract.

During fiscal 2009, we subcontracted a portion of our work, primarily related to construction services, with two companies owned by L. Lane Grigsby, a member of our Board until January 28, 2009. There were no material payments made to these companies during fiscal year 2009 and there was a balance of $0.2 million due to the other company as of August 31, 2009. We believe this subcontracted work was performed under similar terms as would have been negotiated with an unrelated party.

During fiscal year 2009, Steven Tritch served as Chairman of the Board of Directors of Westinghouse Electric Company (“Westinghouse”), a group company of Toshiba. Through our Investment in Westinghouse, we have exclusive rights to bid on EPC services on future AP1000 nuclear power technology units to be built in the U.S. and other locations. Mr. Tritch became a member of our Board effective April 22, 2009, and his term on the Westinghouse Board ended on July 1, 2009.

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse (see Note 6 — Equity Method Investments and Variable Interest Entities).

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Accumulated Other Comprehensive Income (Loss)

The after-tax components of accumulated other comprehensive income (loss) are as follows (in thousands):

		Equity in
		Westinghouse’s	Interest
		Pre-tax other	Rate Swap		Accumulated
	Foreign	Comprehensive	Contract on		Other
	Currency	Income (loss),	JPY-	Pension	Comprehensive
	Translation	Net of	Denominated	Liability	Income
	Adjustments	Shaw’s tax	Bonds	Adjustments	(Loss)

Balance at August 31, 2006	$(7,824)	$—	$—	$(17,539)	$(25,363)
Current period change	1,404	19,593	(4,000)	(8,707)	8,290

Balance at August 31, 2007	(6,420)	19,593	(4,000)	(26,246)	(17,073)
Current period change	6,837	6,467	(1,360)	(4,480)	7,464

Balance at August 31, 2008	417	26,060	(5,360)	(30,726)	(9,609)
Current Period Change	(10,339)	(80,717)	(13,857)	(7,444)	(112,357)

Balance at August 31, 2009	$(9,922)	$(54,657)	$(19,217)	$(38,170)	$(121,966)

Note 19 —	Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives

Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Profit recognition on claims is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs in excess and estimated earnings and billings on uncompleted contracts on the accompanying consolidated balance sheets.

We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract value. While the terms of such contracts indicate costs are to be reimbursed by our clients, we typically process change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders. While we have no history of significant losses on this type of work, potential exposure exists relative to costs incurred in excess of agreed upon contract value.

Unapproved Change Orders and Claims

The table below summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded as of August 31, 2009 and excludes all unrecorded amounts and

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individually small unapproved change orders and claims. The amounts included in determining the estimated contract gross profit or loss on contracts and the amounts accrued in revenues is as follows (in millions):

Amounts included in project estimates-at-completion at September 1, 2008	63.6
Changes in estimates-at-completion	197.2
Approved by client	(37.9)

Amounts included in project estimates-at-completion August 31, 2009	222.9

Amounts accrued in revenues (or reductions to contract costs) at August 31, 2009	$86.9

Included in our project estimates-at-completion at August 31, 2009 and shown in the table above are expected cost recoveries associated with a claim of approximately $100.0 million for price adjustments on a new construction project. To date, we have recorded less than $0.9 million in revenue in our financial statements, which is reflected in the “Amounts accrued in revenues” above. The remainder of these costs is expected to be incurred over the life of the contract. While the client has disputed the period covered in the calculation of the price adjustment, we believe we are entitled to the amount claimed under our existing contract with the client.

In addition, we have incorporated in our project estimate-at-completion approximately $66.2 million related to unapproved change orders associated with permitting delays on a coal-plant construction project. Of this amount, we have recorded approximately $23.4 million based on percentage completion accounting, which is included in the “Amounts accrued in revenues” in the above table.

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

Also included in unapproved change orders and claims are two matters currently in arbitration or in litigation. See Note 13 — Contingencies and Commitments for additional detail.

In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs approximately $25.3 million, based on percentage completion accounting, in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. These expected recoveries are included in our “Costs and estimated earnings in excess of billings on uncompleted contracts, including claims” in the current assets section on our balance sheet.

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

Our revenue estimates-at-completion include an estimate of amounts that we expect to earn if we achieve a number of agreed upon criteria. These amounts are generally based on historic performance either on the specific contract or with the specific client. At August 31, 2009 and August 31, 2008, our project estimates included $32.9 million and $68.2 million related to estimated achievement of these criteria. On a percentage of completion basis, we have recorded $29.4 million and $31.4 million of these estimated amounts in revenues for the related contracts and equal amount in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheet based on our progress as of August 31, 2009. If we do not achieve the criteria at the amounts we have estimated, our revenues and profit related to this project may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.

Contract Losses

Accrued contract losses recorded on projects in progress are included in billings in excess of estimated earnings on uncompleted contracts and were $7.3 million and $3.8 million at August 31, 2009 and 2008, respectively.

Note 20 —	Supplemental Cash Flow Information

	For Year Ended August 31,
(In thousands)	2009	2008	2007

Supplemental disclosures:
Cash payments for:
Interest (net of capitalized interest)	$31,134	$32,628	$23,072

Income taxes	$82,079	$14,498	$8,879

Non-cash investing and financing activities:
Financed insurance premiums	$—	$12,782	$11,138

Additions to property, plant, and equipment	$37,627	$—	$—

Release of purchase accounting tax contingency	$—	$9,400	$—

Interest rate swap contract on Japanese Yen-denominated bonds, net of tax benefit of $8,711, $775 and $2,667, respectively	$13,857	$1,360	$4,000

Acquisition of businesses through issuance of debt	$—	$—	$7,067

Equity in Westinghouse accumulated other comprehensive income, net of tax (benefit) of $(50,744), $4,206 and $12,526, respectively	$(80,717)	$6,467	$19,593

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21 —	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended August 31, 2009 and 2008 are as follows:

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Year ended August 31, 2009
Revenues	$1,900,433	$1,667,517	$1,848,442	$1,863,298

Gross profit	$188,093	$102,358	$162,985	$153,994

Operating income	$114,987	$31,953	$84,351	$67,456

Interest expense, net	$(7,684)	$(9,642)	$(38,501)	$(7,740)

Foreign currency translation/transaction gains (losses)	$(163,601)	$33,993	$(31,924)	$(35,543)

Income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$(58,159)	$55,419	$14,273	$21,056

Net income (loss)	$(39,917)	$36,335	$7,898	$10,679

Basic net income (loss) per share	$(0.48)	$0.44	$0.09	$0.13

Diluted net income (loss) per share	$(0.48)	$0.43	$0.09	$0.13

	First	Second	Third	Fourth
(In thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Year ended August 31, 2008
Revenues	$1,712,160	$1,644,561	$1,813,064	$1,828,226

Gross profit	$135,018	$123,946	$172,896	$154,173

Operating income	$66,130	$52,283	$100,569	$90,723

Interest expense, net	$(6,241)	$(5,541)	$(7,053)	$(6,174)

Foreign currency translation/transaction gains (losses)	$(56,074)	$(33,901)	$(6,529)	$33,479

Income before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$3,520	$13,235	$88,232	$115,503

Net income	$2,230	$3,950	$51,954	$82,582

Basic net income per share	$0.03	$0.05	$0.63	$1.00

Diluted net income per share	$0.03	$0.05	$0.62	$0.98

Note 22 —	New Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation in computing earnings per share. FSP EITF 03-6-1 is effective for our fiscal year beginning September 1, 2009. We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial statements. We do not anticipate that the adoption of FSP EITF 03-6-1 will have a material effect on our consolidated financial statements.

In June 2008, the FASB issued EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (EITF 08-3). EITF 08-3 requires a maintenance deposit paid by a lessee under an arrangement accounted for as a lease that is refunded only if the lessee performs specified maintenance activities to be accounted for as a deposit asset. The cumulative effect of the change in accounting principle shall be recognized as an adjustment to the opening balance of retained earnings. This consensus is effective for our fiscal year beginning September 1, 2009. We are currently evaluating the impact of EITF 08-3 on our consolidated financial statements. We do not anticipate that the adoption of EITF 08-3 will have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income be clearly identified, labeled and presented in the consolidated financial statements. It also requires, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for our fiscal year beginning September 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We do not believe adopting SFAS 160 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS 141R-1). FSP FAS 141R-1 amends and clarifies SFAS 141R to address initial application, subsequent measurement and disclosure issues. These standards are effective, on a prospective basis, for business combinations that occur in our fiscal year beginning September 1, 2009. We do not believe that adopting SFAS 141R and FSP FAS 141R-1 will have a material impact on our consolidated financial statements.

In November 2007, the FASB issued EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. EITF 07-1 is effective for our fiscal year beginning September 1, 2009, and the effects of applying the consensus should be reported as a change in accounting principle through retrospective application to all prior periods presented for all arrangements in place at the effective date unless it is impracticable. We do not expect EITF 07-1 to have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132R-1). FSP FAS 132R-1 amends SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. FSP FAS 132R-1 is effective for annual financial statements for fiscal years ending after December 31, 2009. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our fiscal year 2010 Form 10-K.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP SFAS 107-1 and APB 28-1 is effective for our interim period ending November 30, 2009. We do not expect FSP SFAS 107-1 and APB 28-1 to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. SFAS 167 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codificationtm and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codificationtm (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. The Codification is effective for us during our interim period ending November 30, 2009 and will not have an impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 “Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13) which updates Topic 605, Revenue Recognition, of the Codification. ASU 2009-13 provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. We are currently evaluating the impact of adopting ASU 2009-13 on our consolidated financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2009 and 2008, and
The Six-Month Period Ended March 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Toshiba Nuclear Energy Holdings (US), Inc. Toshiba Nuclear Energy Holdings (UK) Ltd.

We have audited the accompanying combined balance sheets of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. (the Company) as of March 31, 2009 and 2008, and the related combined statements of operations and comprehensive income, stockholders’ equity, and cash flows for the fiscal years ended March 31, 2009 and 2008, and for the period from inception (October 1, 2006) to March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. at March 31, 2009 and 2008, and the combined results of their operations and their cash flows for the fiscal years ended March 31, 2009 and 2008, and for the period from inception (October 1, 2006) to March 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 6 to the combined financial statements, at March 31, 2007, and during the fiscal year ended March 31, 2009, the Company adopted the liability provisions and measurement date provisions of FASB Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in Note 7 to the combined financial statements, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, during the fiscal year ended March 31, 2008.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 25, 2009

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED BALANCE SHEETS
(In thousands)

	March 31
	2009	2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192,267	$287,431
Receivables, net of allowance for doubtful accounts of $368 and $213, respectively	361,034	384,221
Related-party receivables (Note 18)	213,824	252,520
Inventories (Note 8)	514,879	474,564
Costs and estimated earnings in excess of billings on uncompleted contracts	587,480	307,478
Amounts earned in excess of billings	57,783	53,246
Deferred income tax assets (Note 7)	67,857	76,774
Other current assets (Notes 3, 10)	133,391	162,496

Total current assets	2,128,515	1,998,730
NONCURRENT ASSETS:
Property, plant and equipment, net (Note 9)	568,076	514,816
Goodwill (Notes 2, 5)	2,761,429	3,058,418
Other intangible assets, net (Note 5)	1,805,850	2,041,048
Uranium working stock (Note 11)	460,919	702,751
Other noncurrent assets (Notes 6, 10)	93,265	141,335

Total noncurrent assets	5,689,539	6,458,368

TOTAL ASSETS	$7,818,054	$8,457,098

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$413,339	$251,855
Related-party payables (Note 18)	51,788	389
Billings in excess of costs and estimated earnings on uncompleted contracts	949,115	687,411
Amounts billed in excess of revenue	165,882	176,623
Reserves for settlement obligations (Note 15)	15,806	22,517
Secured borrowings (Note 12)	—	50,000
Other current liabilities (Notes 3, 6, 13)	464,077	433,708

Total current liabilities	2,060,007	1,622,503
NONCURRENT LIABILITIES:
Reserves for settlement obligations (Note 15)	13,081	28,751
Reserves for decommissioning matters (Note 4)	223,596	253,193
Benefit obligations (Note 6)	337,912	220,687
Deferred income tax liabilities (Note 7)	310,390	476,892
Other noncurrent liabilities (Note 13)	84,417	99,989

Total noncurrent liabilities	969,396	1,079,512
MINORITY INTEREST	4,691	4,728
STOCKHOLDERS’ EQUITY (NOTES 3, 6, 14)	4,783,960	5,750,355

TOTAL LIABILITIES AND EQUITY	$7,818,054	$8,457,098

See notes to financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands)

			Six-Month
			Period Ended
	Year Ended March 31		March 31,
	2009	2008	2007

NET REVENUES (NOTES 2, 3)	$3,395,298	$2,710,455	$1,124,119
COST OF GOODS SOLD	2,662,412	2,043,109	823,022

GROSS PROFIT	732,886	667,346	301,097
MARKETING, ADMINISTRATIVE AND GENERAL EXPENSES	526,487	484,860	235,619
AMORTIZATION OF INTANGIBLES (NOTES 2, 5)	77,523	78,508	39,109

INCOME FROM OPERATIONS	128,876	103,978	26,369
INTEREST AND OTHER INCOME (EXPENSE):
Interest income	16,775	23,961	9,712
Interest expense	(6,470)	(12,915)	(9,445)
(Loss) gain on foreign currency transactions, net	(23,267)	17,381	773
Other (expense) income, net	(422)	2,090	(4,411)

Total interest and other income (expense)	(13,384)	30,517	(3,371)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN INCOME FROM CONSOLIDATED SUBSIDIARIES	115,492	134,495	22,998
INCOME TAX PROVISION (NOTE 7)	47,648	24,176	9,863

INCOME BEFORE MINORITY INTERESTS’ SHARE	67,844	110,319	13,135
MINORITY INTEREST IN INCOME OF CONSOLIDATED SUBSIDIARIES	(264)	(779)	(566)

NET INCOME	67,580	109,540	12,569
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized loss on derivatives (Note 3)	(15,550)	(6,890)	(856)
Unrealized (loss) income related to pension and other postretirement benefit plans (Note 6)	(96,823)	23,161	3,430
Unrealized foreign currency (loss) gain on translation adjustment	(844,488)	104,998	112,573

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX	(956,861)	121,269	115,147

COMPREHENSIVE (LOSS) INCOME	$(889,281)	$230,809	$127,716

See notes to financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Accumulated
			Other
			Comprehensive	Stockholders’
	Capital Stock	Retained Earnings	(Loss) Income	Equity

Invested capital	$5,400,000	$—	$—	$5,400,000
Comprehensive income (loss):
Net income	—	12,569	—	12,569
Unrealized loss on derivatives, net of tax effect of $570	—	—	(856)	(856)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $2,286	—	—	3,430	3,430
Unrealized foreign currency gain on translation adjustment	—	—	112,573	112,573

Total comprehensive income (loss)	—	12,569	115,147	127,716
Dividends	—	—	—	—

BALANCE AT MARCH 31, 2007	5,400,000	12,569	115,147	5,527,716
Comprehensive income (loss):
Net income	—	109,540	—	109,540
Unrealized loss on derivatives, net of tax effect of $1,271	—	—	(6,890)	(6,890)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $15,755	—	—	23,161	23,161
Unrealized foreign currency gain on translation adjustment	—	—	104,998	104,998

Total comprehensive income (loss)	—	109,540	121,269	230,809
Dividends	—	(8,170)	—	(8,170)

BALANCE AT MARCH 31, 2008	5,400,000	113,939	236,416	5,750,355
Cumulative effect of accounting for the SFAS No. 158 remeasurement adjustment, net of tax effect of $3,687	—	(5,913)	—	(5,913)
Comprehensive (loss) income:
Net income	—	67,580	—	67,580
Unrealized loss on derivatives, net of tax effect of $2,902	—	—	(15,550)	(15,550)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $(59,572)	—	—	(96,823)	(96,823)
Unrealized foreign currency (loss) on translation adjustment	—	—	(844,488)	(844,488)

Total comprehensive income (loss)	—	67,580	(956,861)	(889,281)
Dividends	—	(71,201)	—	(71,201)

BALANCE AT MARCH 31, 2009	$5,400,000	$104,405	$(720,445)	$4,783,960

See notes to financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

			Six-Month
			Period Ended
	Year Ended March 31		March 31,
	2009	2008	2007

OPERATING ACTIVITIES
Net income	$67,580	$109,540	$12,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	148,597	139,808	69,065
Deferred income taxes	(1,109)	(29,402)	(4,573)
Loss (gain) on sale of property, plant, and equipment	2,185	318	(36)
Loss (gain) on foreign currency translation	23,267	(17,381)	(773)
Minority interest	264	779	566
Changes in:
Receivables	(21,553)	(105,628)	67,718
Notes repaid by related parties	927,630	542,967	—
Notes issued to related parties	(884,872)	(444,448)	(351,008)
Inventories	(82,574)	73,245	(146,091)
Costs and estimated earnings in excess of billings on uncompleted contracts	(323,942)	(150,427)	(17,207)
Other current assets	30,072	(99,057)	17,254
Other noncurrent assets	47,864	(36,976)	(55,697)
Accounts payable and other current liabilities	85,069	187,131	127,462
Billings in excess of costs and estimated earnings on uncompleted contracts	303,716	130,500	105,597
Amounts billed in excess of revenue	(1,375)	53,833	(13,643)
Amounts earned in excess of billings	(6,269)	(7,088)	10,402
Other noncurrent liabilities	(52,653)	14,409	57,861

Net cash provided by (used in) operating activities	261,897	362,123	(120,534)
INVESTING ACTIVITIES
Cash paid for acquisition of Westinghouse, net of cash acquired	—	(47,972)	(5,135,502)
Acquisitions of businesses and intangible assets, net of cash acquired	(2,000)	(65,289)	—
Proceeds from sale of property, plant and equipment	17	49	1,480
Purchases of property, plant and equipment	(168,503)	(86,830)	(43,086)

Net cash used in investing activities	(170,486)	(200,042)	(5,177,108)
FINANCING ACTIVITIES
Invested capital	—	—	5,400,000
Payment of secured debt	(50,000)	—	—
Dividends paid	(71,201)	(8,170)	—

Net cash (used in) provided by financing activities	(121,201)	(8,170)	5,400,000
EFFECT OF FOREIGN CURRENCY TRANSLATION	(65,374)	20,809	10,353

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(95,164)	174,720	112,711
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287,431	112,711	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$192,267	$287,431	$112,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,145	$5,504	$3,179

Cash paid for income taxes	$46,173	$63,078	$18,702

Noncash financing of business acquisition	$—	$8,000	$—

See notes to financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS
Fiscal Years Ended March 31, 2009 and 2008, and
Six-Month Period Ended March 31, 2007

1.	DESCRIPTION OF BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The combined financial statements include the accounts of the holding companies Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK) Ltd. (TNEH-UK) and subsidiaries (collectively, the Company). On October 16, 2006, Toshiba Corporation (Toshiba) acquired BNFL USA Group Inc. and Westinghouse Electric UK Ltd. (collectively, Westinghouse) from BNFL, plc through TNEH-US and TNEH-UK for its extensive expertise in nuclear power generation and nuclear fuel and its worldwide market presence. Toshiba acquired a 77% ownership and control of the Company. The remaining 23% at the acquisition date was held by two strategic partner companies: the Shaw Group Inc. (Shaw), 20% and IHI Corporation (IHI), 3%. On October 1, 2007, National Atomic Company Kazatomprom (Kazatomprom), a Kazakhstan joint stock company, acquired a 10% interest in each of the holding companies from Toshiba, reducing the Toshiba ownership of the Company to 67%. Toshiba, Shaw, IHI and Kazatomprom have entered into Shareholders Agreements for TNEH-US (U.S. Shareholders Agreement) and TNEH-UK (UK Shareholders Agreement), which define the owners’ rights and obligations with respect to capitalization, management, control, dividends, shareholdings, and certain other matters relating to TNEH-US and TNEH-UK.

For accounting purposes, the effective date of the acquisition was October 1, 2006. The acquisition has been accounted for under the purchase method of accounting, with the total purchase price being allocated to Westinghouse’s identifiable assets acquired and liabilities assumed based on fair values. The excess of the purchase price over the identifiable tangible and intangible assets was recorded as goodwill and is attributable to the renewed global interest in nuclear energy and the related potential earnings that may result from this interest. The allocation of the purchase price for property and equipment, intangible assets and deferred income taxes was based upon valuation data at the date of the transaction.

TNEH-US and TNEH-UK are under common ownership, control and management, and therefore, their accounts have been combined. The Company operates on a fiscal year ended March 31. These combined financial statements are for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007. All significant intercompany transactions and balances have been eliminated in combination.

The Company serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of commercial nuclear power plants.

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying combined financial statements include the assets and liabilities of the Company as of March 31, 2009 and 2008, and the results of operations for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007. Unless otherwise indicated, all dollar amounts in these combined financial statements and notes thereto are presented in thousands. Certain amounts for prior periods have been reclassified to conform to presentation for the fiscal year ended March 31, 2009.

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

Revenue recognition — The Company’s products are generally sold based upon purchase orders or contracts with customers that do not include right of return provisions or other significant postdelivery obligations, beyond warranty obligations. Products are manufactured by a standard production process, even if manufactured to customers’ specifications. Revenue is recognized from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured.

Revenue from contracts to provide construction, engineering, design, or other services is reported on the percentage-of-completion method of accounting, in accordance with Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP No. 81-1). The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. In the case of modifications to the contract, revenue is recognized when the change order has been agreed to by the customer and approval is probable, but no margin is recognized until a final executed change order is obtained.

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

Revenue for sales of multiple deliverables (which could be different combinations of the Company’s products and services in one or a series of related contracts) is recognized based on the relative fair value of the deliverables in accordance with Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. Relative fair value is generally determined based on sales of similar products and services in stand-alone contracts.

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

Under certain contracts to supply nuclear fuel to operating plants, the Company may receive advanced payments ahead of shipments or it may ship and defer billing for a short period of time. Revenue is recognized when the product is shipped and risk of loss is transferred to the customer for these contracts. Cash received prior to revenue recognition for these contracts is reported as amounts billed in excess of revenue in the accompanying combined balance sheets. Deferred billings after product has shipped are reported as amounts earned in excess of billings in the accompanying combined balance sheets.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Goodwill and other intangible assets — Impairment of goodwill and intangible assets with indefinite lives is assessed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which requires goodwill and intangible assets with indefinite lives to be tested annually for impairment, with more frequent tests required if indications of impairment exist. Under SFAS No. 142, impairment of intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is considered to be impaired under SFAS No. 142 if the carrying value of a “reporting unit” exceeds its estimated fair value. The Company conducts its tests of goodwill impairment on an annual basis as of October 1, and on an interim basis as necessary in accordance with SFAS No. 142. The Company primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance and general and administrative costs. In estimating cash flows, the Company incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors into its revenue and expense forecasts. Management believes that there was no impairment of goodwill or indefinite-lived intangible assets for the fiscal year ended March 31, 2009 and 2008. (See Note 5 for additional information.)

Other intangible assets with definite lives are recorded at fair market value at the time of acquisition and are amortized on a straight-line basis over their estimated useful lives. (See Notes 2 and 5 for additional information.)

Impairment of long-lived assets and definite-lived intangible assets — The carrying values of long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value, and if required, such adjustments would be measured based on discounted cash flows. Management believes that there was no impairment of long-lived assets or definite-lived intangible assets for the fiscal year ended March 31, 2009 and 2008.

Income taxes — The Company and its U.S.-based subsidiaries file a consolidated federal income tax return. The Company files other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Valuation allowances are recorded against deferred tax assets in situations where significant uncertainty exists relative to sufficient future taxable income in certain jurisdictions to use the benefits associated with the deferred tax assets. At March 31, 2009 and 2008, the Company recorded $18,030 and $21,878, respectively, as valuation reserves, which are included as a reduction to deferred tax assets in the accompanying combined balance sheets.

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective as of April 1, 2007. FIN 48 provides guidance on accounting for income tax positions about which the Company has concluded there is a level of uncertainty with respect to the recognition in the Company’s financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The effect of adopting FIN 48 was treated as a preacquisition contingency, and an adjustment to goodwill of $8,903 was recorded in the fiscal year ended March 31, 2008.

Translation of foreign currencies — The local currencies of the Company’s foreign operations have been determined to be their functional currencies. Assets and liabilities of foreign operations are translated into U.S. dollars at exchange rates at the balance sheet date. Translation adjustments resulting from fluctuations in

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

exchange rates are included as a separate component of accumulated other comprehensive income. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of all foreign operations to be permanently reinvested.

Cash and cash equivalents — For the purposes of the combined financial statements, all highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents may at times exceed federally insured amounts for United States bank accounts.

Receivables — Credit is regularly extended to customers for purchases made in the ordinary course of business based upon the Company’s assessment of creditworthiness. Collection of customer receivables generally occurs within 90 days from billing; billing generally occurs according to terms provided in contractual agreements. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. Increases in the allowance are charged to marketing, general and administrative expenses in the accompanying combined statements of operations and comprehensive income. Accounts are judged to be delinquent principally based on contractual terms. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the customer.

Inventories — Inventories are stated at the lower of cost determined on an average basis, or market. The elements of cost included in inventories are direct labor, direct material and certain overhead including depreciation.

Uranium assets — Uranium, held in various forms, is primarily used in the operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company holds some uranium as inventory for sale pursuant to a long-term contract with one customer and an additional amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. The Company classifies all uranium working stock as a noncurrent asset. Uranium inventory is stated at the lower of cost or market. At March 31, 2009, the spot price for natural uranium dropped below the carrying value of the surplus uranium inventory, and the Company recorded a reserve against the uranium inventory of $2,951. (See Note 11 for additional information)

Property, plant and equipment — Property, plant and equipment (other than construction in progress) are recorded at cost (including decommissioning costs where appropriate) less accumulated depreciation. Construction in progress is stated at cost and is not depreciated until placed in service.

Depreciation is calculated using the historical cost of assets, generally on a straight-line basis, over their estimated useful lives. The estimated lives used for depreciation purposes are:

Buildings and improvements	13 to 60 years
Machinery and equipment	3 to 20 years

Leasehold improvements are amortized over the shorter of remaining lease term or the asset useful life.

Assets held under capital leases are capitalized in the accompanying combined balance sheets and are depreciated over their useful lives. Interest expense related to the capital lease obligations is charged to the accompanying combined statements of operations and comprehensive income over the period of the lease.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When property, plant and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation and amortization accounts are relieved and any resulting gain or loss is reflected in earnings.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The Company recognizes asset retirement obligations (ARO) in accordance with SFAS No. 143, Accounting For Asset Retirement Obligations, for decommissioning and other legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset, and FIN 47, Accounting for Conditional Asset Retirement Obligations, for conditional ARO in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. (See Note 4 for additional information).

Settlement obligations — The Company has provided for estimated future costs pursuant to the resolution of various settlements related to litigation as more fully described in Note 15. These agreements generally require the Company to provide cash and/or certain products and services at discounted prices.

The Company has estimated the future discounts and other costs associated with these matters and has provided for their net present value in the reserves for settlement obligations in the combined balance sheets. The Company reflects changes in estimates to the settlement obligations as events occur and uncertainties are resolved.

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

Segment reporting — SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and evaluate performance. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of the Company’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 2. There is no aggregation within the Company’s defined business segments.

Research and development expenditures — Research and development expenditures on projects not specifically recoverable directly from customers are charged to operations in the year in which incurred. The Company recorded $43,133, $41,688 and $47,091 of research and development costs, which are included in marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, respectively.

The NuStart Energy Development, LLC (NuStart) was formed in 2004 with the purpose of obtaining a Construction and Operating License (COL) from the U.S. Nuclear Regulatory Commission (NRC) for an advanced nuclear power plant and to complete the design engineering for the two selected reactor technologies. The NuStart consortium participants consist of ten members and two reactor vendors, one of which is Westinghouse for its AP1000 reactor design. Under the NuStart consortium arrangement, work is

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

performed and the Company receives funding through a Direct Cooperative Agreement with the Department of Energy (DOE) for research and development costs, design finalization costs and costs associated with COL activities. The Company recorded $8,316, $7,869, and $4,200 of proceeds as a reduction of marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income for the fiscal years ended March 31, 2009, 2008, and the six month period ended March 31, 2007, respectively.

Precontract costs — Pursuant to the provisions of SOP No. 81-1, the Company began accounting for the design finalization and COL activity costs as precontractual costs, and at March 31, 2009 and 2008, $34,600 and $23,800, respectively, of such costs were included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheets. That amount is net of proceeds from the DOE of $41,200 and $36,300, respectively. (See Note 16 for a discussion of sales of AP1000 nuclear plants.)

Shipping and handling costs — The Company expenses shipping and handling costs as incurred. These costs are included in cost of goods sold.

Pensions and postretirement benefits — The Company provides postretirement benefits in the form of pensions, defined medical, dental and life insurance for eligible retirees and dependents for the benefit of the majority of employees.

The contributions to each of the funded pension plans are based on independent actuarial valuations designed to secure or partially secure the benefits as defined by local country rules. The plans are funded by contributions, from the Company, and for certain plans partly from the contributions of employees, to separately administered funds. Actuarially calculated costs are charged in the accompanying combined statements of operations and comprehensive income so as to spread the cost of pensions over the employees’ working lives. The normal cost is attributed to years of employment using a projected unit credit method. Variations in projected net pension liability from the actuarial assumptions, which are identified as a result of actuarial valuations, are amortized over the average expected remaining working lives of employees. The disclosures for the Company’s pension plans as required by SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, are detailed in Note 6.

Derivative instruments — The Company enters into derivative contracts to minimize the risk to cash flows from exposure to fluctuations in foreign exchange rates. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value and reflected through the results of operations. If the derivative is designated as a hedge, in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Cash inflows and outflows related to derivative instruments are a component of operating cash flows in the accompanying combined statements of cash flows. Recognized gains or losses on hedged derivative instruments are included in foreign currency gains and losses in the accompanying combined statements of operations and comprehensive income. A nonhedged derivative’s change in fair value is recognized in earnings.

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

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, in some cases, the application of SFAS 157 may change the Company’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. The Company has adopted SFAS 157 effective April 1, 2008, for financial assets and liabilities, including derivatives. See Note 3 for the derivative effects of implementing SFAS 157 at the reporting date. The fair value of the Company’s remaining financial assets and liabilities was not impacted by no SFAS 157.

Operating leases — Rentals under operating leases are charged on a straight-line basis over the lease term, although the payments may not be made on such a basis. (See Note 17 for additional information.)

Recently issued accounting pronouncements — The following new accounting standards have been issued, but have not yet been adopted by the Company, as of March 31, 2009:

SFAS 157, Fair Value Measurements, will be adopted as of April 1, 2009, for all nonfinancial items that are not included as part of the 2008 adoption within financial assets and liabilities. SFAS 157 must be applied prospectively except in certain limited cases. The Company is currently evaluating the impact, if any, of adopting SFAS 157 on its non-financial assets and liabilities within the combined financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. For the Company, SFAS No. 159 is effective as of April 1, 2009, and will have no impact on amounts presented for periods prior to the effective date. The Company is currently evaluating the impact of SFAS No. 159 on its combined financial statements and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changes the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The Company will apply the provisions of SFAS No. 141(R) to its accounting for applicable business combinations consummated after March 31, 2009. At March 31, 2009, the Company had deferred transactions costs of $3.6 million related to the business combination discussed in Note 19 included in other current assets in its combined balance sheets that will be expensed in the fiscal year ended March 31, 2010, pursuant to the provisions of SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting, reporting and disclosure standards for noncontrolling interests in a subsidiary. Accounting Research Bulletin No. 51 (ARB No. 51) is amended to require that the balance of the noncontrolling interest in a subsidiary be reported as a component of equity rather than as presented separately outside of equity in the accompanying combined balance sheets. ARB No. 51 is further amended to require that combined net income shall include the net income or loss attributable to the noncontrolling interest, rather than as a

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

deduction (or increase in the case of a loss) to net income as reported in the accompanying combined statements of operations and comprehensive income. SFAS No. 160 is required to be adopted by the Company in its fiscal year beginning April 1, 2009, and is not expected to have a significant effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 will require disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company will include the required disclosures in future combined financial statements.

In December of 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This statement amends SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 is required to be adopted by the Company in its March 31, 2010 financial statements. The Company is currently evaluating the impact, if any, on its combined financial statements.

2.	BUSINESS SEGMENTS

Reportable segments were identified by the Company’s management based on the service provided or product sold by the segment. The segments mirror the way the Company’s chief operating decision-maker regularly reviews operating results, assesses performance and allocates resources across the Company.

The segments used for management reporting are as follows:

Nuclear Fuel — Nuclear Fuel is a vertically integrated provider of uranium procurement, specialty metal alloy production, conversion of enriched uranium to fuel pellets, fuel assembly fabrication and engineering services to the global market of pressurized water reactors, boiling water reactors, and the United Kingdom fleet of advanced gas cooled and Magnox reactors.

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

Nuclear Power Plants — Westinghouse Nuclear Power Plants offers new plant designs, licensing, engineering and component design. Nuclear Power Plants enters into contracts to build nuclear power plants around the world that range from project management activities to full Engineer, Procure and Construct (EPC) contracts.

Eliminations/Corporate Center — Eliminations relate to intercompany sales. Corporate Center expenses relate to unallocated expenses. Corporate Center assets include cash and cash equivalents, prepaid assets, deferred tax assets and property, plant and equipment.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue, operating profit (loss), total assets, goodwill, and certain other amounts of income and expense consisted of the following by business segment for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, respectively.

	2009	2008	2007

Net revenue:
Nuclear Fuel	$962,432	$1,152,042	$417,182
Nuclear Services	1,674,957	1,316,420	644,766
Nuclear Power Plants	769,679	254,173	63,521
Eliminations	(11,770)	(12,180)	(1,350)

Total	$3,395,298	$2,710,455	$1,124,119

Income (loss) from operations:
Nuclear Fuel	$37,527	$94,634	$24,023
Nuclear Services	124,636	81,451	58,936
Nuclear Power Plants	(8,494)	(54,755)	(31,255)
Corporate Center	(24,793)	(17,352)	(25,335)

Total	$128,876	$103,978	$26,369

Depreciation expense:
Nuclear Fuel	$23,802	$23,564	$11,637
Nuclear Services	21,435	19,445	9,514
Nuclear Power Plants	1,682	1,669	875
Corporate Center	24,155	16,622	7,930

Total	$71,074	$61,300	$29,956

Amortization expense of definite-lived intangible assets:
Nuclear Fuel	$20,379	$20,669	$10,298
Nuclear Services	25,719	26,051	12,976
Nuclear Power Plants	31,425	31,788	15,835

Total	$77,523	$78,508	$39,109

Total assets consist of the following by business segment at March 31, 2009 and 2008:
Nuclear Fuel	$1,917,280	$2,133,523
Nuclear Services	2,461,816	2,520,812
Nuclear Power Plants	2,471,473	2,700,504
Corporate Center	967,485	1,102,259

Total	$7,818,054	$8,457,098

Goodwill consists of the following by business segment at March 31, 2009 and 2008:
Nuclear Fuel	$45,305	$54,738
Nuclear Services	1,108,772	1,226,048
Nuclear Power Plants	1,607,352	1,777,632

Total	$2,761,429	$3,058,418

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue by geographical region is determined based on the location of the customers to whom the services are provided and products are sold. Revenue consists of the following by geographical region for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, respectively.

	2009	2008	2007

United States	$1,807,825	$1,318,455	$658,468
China	283,360	190,186	3,322
France	253,822	198,499	32,840
UK	191,188	226,993	95,729
Sweden	182,598	195,781	62,654
Other European countries	328,103	285,503	125,809
South Korea	202,073	199,187	115,835
Other	146,329	95,851	29,462

Total	$3,395,298	$2,710,455	$1,124,119

Total assets consist of the following by geographical region at March 31, 2009 and 2008:

	2009	2008

United States	$5,282,182	$4,971,238
UK	1,886,241	2,939,469
Other European countries	608,287	506,860
South Africa	27,266	28,545
Asia	14,078	10,986

Total	$7,818,054	$8,457,098

3.	DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND CREDIT RISK

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

The Company has adopted SFAS 157 effective April 1, 2008, for financial assets and liabilities, including derivatives. In accordance with SFAS 157, assets and liabilities are classified based on the inputs, observable and unobservable, utilized in the fair value measurement. Observable inputs are valuation inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are valuation inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information in the circumstances. The fair value hierarchy established by SFAS 157 prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company has classified all of its foreign exchange contracts as Level 2 with respect to the fair value hierarchy.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The Company determines the fair value using a mark-to-market model, incorporating real market pricing with probable variables. Changes in the fair value of a derivative designed and qualified as a cash flow hedge, to the extent effective, are included in the combined statement of stockholders’ equity as accumulated other comprehensive (loss) income until earnings are affected by the hedged transaction. The Company discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge.

The Company does not enter into derivative instruments for speculative or trading purposes. Forward foreign exchange contracts are primarily utilized to reduce the risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services and principal and interest payments denominated in a foreign currency. Forward foreign exchange contracts, which are commitments to buy or sell a specified amount of a foreign currency at a specified price and time, are generally used to manage identifiable foreign currency commitments and exposures related to assets and liabilities denominated in a foreign currency. These contracts generally have an expiration date of eight years or less.

HEDGING INSTRUMENTS

The fair value of derivative instruments designated as hedging instruments were net liabilities of $44,990 and $9,193 as of March 31, 2009 and March 31, 2008, respectively. The derivative instruments designated as hedging instruments are all cash flow hedges. The Company included the gross fair value of these derivative instruments in the accompanying combined balance sheets.

The Company included a net unrealized loss on these cash flow hedges of $18,452, $8,161 and $1,426 for the 12-month period ended March 31, 2009 and March 31, 2008, and the six-month period ended March 31, 2007, respectively. These balances are included in other comprehensive income, component of stockholders’ equity in the accompanying combined balance sheets. The ineffective portion and amount excluded from effectiveness testing on derivatives designated as hedging instruments for the 12-month period ended March 31, 2009 is a loss in the amount of $16,952. For the 12-month period ended March 31, 2008 this amount is a gain of $394 and for the 6-month period ended March 31, 2007 this amount is a loss of $554. These amounts are classified in other income and expense in the accompanying combined statements of operations.

Assuming market rates remain the same, the Company estimates $9,909 of the unrealized net losses on these cash flow hedges to be reclassified into earnings in the 12-month period ended March 31, 2010. Due to market rate fluctuations on the March 31, 2008, cash flow hedges that matured during 2009, a loss of $3,733 was recognized during the current year. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective, and as a result, the amount of unrealized gain or loss associated with those hedges would be reclassified from other comprehensive income into earnings. The Company included the net loss on these cash flow hedges in other income as a gain on foreign exchange translation in the accompanying combined statements of operations and comprehensive income. At March 31, 2009, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transactions is through September 2016.

NONHEDGING INSTRUMENTS

As of March 31, 2009, the fair value of derivative instruments not designated as hedging instruments was a net liability of $26,482. As of March 31, 2008, the fair value of derivative instruments not designated as hedging instruments was a net asset of $15,816. The Company included the gross fair value of these derivative instruments in the accompanying combined balance sheets.

The change in fair value is classified in other income and expense as a (loss) gain on foreign exchange transaction in the accompanying combined statements of operations and comprehensive income in the amount

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

of $(42,296), $18,606 and $863, for the 12-month period ended March 31, 2009 and March 31, 2008 and the six-month period ended March 31, 2007.

The consolidation table below summarizes the fair value of derivative instruments designated as hedging and nonhedging instruments with SFAS 157 impact.

	2009			2008
	Hedge	Nonhedge		Hedge	Nonhedge
	Accounting	Accounting	Total	Accounting	Accounting	Total

Fair value of derivative hedge
Other current assets:
Excluding SFAS 157	$12,374	$2,860	$15,234	$12,430	$21,163	$33,593
SFAS 157 adjustment	(1,054)	(30)	(1,084)	—	—	—

Net other current assets	11,320	2,830	14,150	12,430	21,163	33,593
Other current liabilities:
Excluding SFAS 157	(62,646)	(30,029)	(92,675)	(21,623)	(5,347)	(26,970)
SFAS 157 adjustment	6,336	717	7,053	—	—	—

Net other current liabilities	(56,310)	(29,312)	(85,622)	(21,623)	(5,347)	(26,970)
Net position:
Net asset (liability) excluding SFAS 157	(50,272)	(27,169)	(77,441)	(9,193)	15,816	6,623
Net SFAS 157 adjustment	5,282	687	5,969	—	—	—

Net asset (liability)	$(44,990)	$(26,482)	$(71,472)	$(9,193)	$15,816	$6,623

Other comprehensive income
Excluding SFAS 157	$23,734	$—	$23,734	$8,161	$—	$8,161
Net SFAS 157 adjustment	(5,282)	—	(5,282)	—	—	—

Adjusted other comprehensive income	18,452	—	18,452	8,161	—	8,161
Income taxes	(2,902)	—	(2,902)	(1,271)	—	(1,271)

Other comprehensive income, net of tax	$15,550	$—	$15,550	$6,890	$—	$6,890

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company’s practice to place its cash equivalents in high-quality securities with various investment institutions. The Company derives the majority of its revenue from sales and services, including engineering and construction, to the energy industry. For the 12-month period ended March 31, 2009, there were no customers who individually accounted for greater than 10% of total revenue. Trade receivables are generated from a broad and diverse group of customers. At March 31, 2009, there were no customers who accounted for more than 10% of receivables reported in the accompanying combined balance sheets. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.

There are no significant concentrations of credit risk with any individual counterparty related to the Company’s derivative contracts. The Company selects counterparties based on their credit ratings, profitability, balance sheets, and a capacity for timely payment of financial commitments, which is unlikely to be adversely affected by foreseeable events.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

4.	ASSET RETIREMENT OBLIGATIONS (ARO)

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

The Company’s ARO relate primarily to the decommissioning of licensed nuclear facilities. These obligations address the decommissioning, cleanup and release for acceptable alternate use of such facilities.

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

During the fiscal year ended March 31, 2009, the Company reduced its liability by $14,821 based on an updated estimate at its Columbia, South Carolina, facility. This asset is being depreciated over 21 years, and the liability is being accreted through cost of goods sold in the accompanying combined statements of operations and comprehensive income.

During the year ended March 31, 2008, the Company increased the liability and related asset by $5,682 based on an updated estimate at its Nivelles, Belgium facility. This asset is being depreciated over 15 years, and the liability is being accreted through cost of goods sold in the accompanying combined statements of operations and comprehensive income.

In accordance with SOP No. 96-1, Environmental Remediation Liabilities, the Company has included the estimated recovery related to certain indemnities for cleanup costs at its Hematite, Missouri facility. The amount is reflected in other noncurrent assets on the accompanying combined balance sheets. In addition, the Company has settled a claim against the former owner of the Company’s leased facility at Waltz Mill, Pennsylvania related to certain activities at the site not related to the Company’s current operations. The gross liability for ARO is included in the amounts below.

Changes to the ARO presented as reserve for decommissioning matters in the accompanying combined balance sheets, for the fiscal years ended March 31, 2009 and 2008, are as follows:

	2009	2008

Balance, beginning of year	$277,561	$268,257
Liabilities settled	(14,479)	(7,843)
Foreign currency translation effect	(7,422)	4,006
Liabilities (reduced)/incurred	(14,821)	5,682
Accretion expense	11,947	7,459

Balance, end of year	$252,786	$277,561

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Of the above balances as of March 31, 2009 and March 31, 2008, $29,190 and $24,368, respectively, are included in other current liabilities in the accompanying combined balance sheets, which represent the expected settlement of liabilities over the year after the combined balance sheet dates.

5.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2009 and 2008, goodwill consisted of the following:

	2009	2008

Balance, beginning of year	$3,058,418	$2,960,476
FIN 48 adoption	—	8,903
Final purchase price adjustment	—	47,972
Business acquisitions	—	55,036
Purchase price allocation adjustments	(4,406)	(36,901)
Foreign currency translation adjustment	(292,583)	22,932

Balance, end of year	$2,761,429	$3,058,418

Of the above amount of goodwill at March 31, 2009, only $831,075 is amortizable for income tax purposes. Approximately $60,000 of amortization will be deducted in tax returns for the fiscal year ended March 31, 2009.

During the 12-month period ended March 31, 2008, Westinghouse acquired the assets of the three separate businesses for a total of $72,900, which resulted in an increase of $55,036 in goodwill and an additional $12,720 in intangible assets. The final valuation adjustments to goodwill and intangible assets were recorded during the allocation period as defined by SFAS No. 141.

The carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2009 and 2008, are as follows:

	Life	2009	2008

Contracted customer relationships	5-7	$32,185	$32,160
Noncontracted customer relationships	25	196,607	213,538
Developed technology	20-25	1,358,705	1,474,714
Brand name	Indefinite	398,794	431,153
Patent	20	7,500	7,500

Total		1,993,791	2,159,065
Accumulated amortization		(187,941)	(118,017)

Intangible assets, net		$1,805,850	$2,041,048

Amortization expense was $77,523, $78,508 and $39,109 for the fiscal years ended March 31, 2009, 2008 and the six-month period ended March 31, 2007, respectively.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The table below presents the expected amortization expense for definite-lived intangible assets for the next five years and thereafter as of March 31, 2009. The amortization amounts disclosed below are estimates. Actual amounts may differ from these estimates due to such factors as sales or impairments of intangible assets, acquisition of additional intangible assets and other events.

For the fiscal year ending March 31:
2010	$79,581
2011	79,581
2012	79,167
2013	77,188
2014	74,342
Thereafter	1,017,197

Total	$1,407,056

6.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

PENSION PLANS

The majority of the employees of the Company are covered under separate pension plans sponsored by the Westinghouse Electric Company LLC (WEC LLC) (U.S. Plans), and separate plans sponsored by Westinghouse Electric Belgium SA, Westinghouse Electric Germany GmbH, Westinghouse Electrique France SAS, Westinghouse Electric Sweden AB and the Westinghouse Electric UK/Uranium Assets Management, Ltd. (WEC UK/UAM) Section of the BNFL Group Pension Scheme (Non-U.S. Plans). Details of the aforementioned plans can be found in the following tables.

Prior to the Transaction, the WEC UK/UAM employees were part of the Combined Pension Scheme (CPS) in the UK. As a result of the Transaction, these employees were given the option to either receive a lump-sum distribution from the CPS or have their assets transferred to a WEC UK/UAM section of the new BNFL Group Pension Scheme (GPS). As of March 31, 2008, all of the assets and liabilities of the CPS were transferred to the WEC UK/UAM section of the GPS. This transfer changed the GPS to a sectionalized Multiple Employer Scheme, and the Company was required to account for the plan as a Defined Benefit Plan for the 12-month periods ended March 31, 2008.

Due to the fact that all employees had not made a decision to transfer to the GPS by March 31, 2007, the Company elected to transfer all assets and liabilities during the fiscal year ended March 31, 2008, and thus the net benefit obligation for the UK Plan at this date was zero. This transfer is included within the Business Combinations line item within the Non-U.S. Plans category of the Change in Benefit Obligation and Change in Plan Assets sections of the table presented later in this note.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The following table presents the net periodic pension costs covering current and former employees of the Company for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007:

	2009			2008			2007
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Service cost	$40,013	$2,008	$42,021	$37,331	$2,909	$40,240	$17,127	$634	$17,761
Interest cost	23,343	7,691	31,034	19,752	6,700	26,452	7,987	2,901	10,888
Expected return on plan assets	(26,113)	(3,155)	(29,268)	(21,445)	(2,015)	(23,460)	(8,926)	(871)	(9,797)
Amortization prior service cost	234	—	234	169	—	169	—	—	—
Amortization of unrecognized
Net (gain) loss	(46)	(22)	(68)	—	—	—	—	—	—

Ongoing periodic pension cost	37,431	6,522	43,953	35,807	7,594	43,401	16,188	2,664	18,852
Settlement charges	—	1,420	1,420	—	—	—	—	—	—

Net periodic benefit cost	$37,431	$7,942	$45,373	$35,807	$7,594	$43,401	$16,188	$2,664	$18,852

For the fiscal year ended March 31, 2009, the Company adopted the measurement date provision of SFAS No. 158 under the alternative transition method, which requires the measurement date to coincide with the fiscal year-end date. The Company recorded an after-tax charge of approximately $5,913 to beginning retained earnings ($9,600 before tax) upon adoption of this requirement. The assumptions used to develop the net periodic pension cost and the present value of benefit obligations for the fiscal year ended March 31, 2009, are shown below.

	U.S.	Non-U.S. Ranges

Discount rate for obligations	6.25%	3.80	% - 6.70%
Discount rate for expense	6.00%	4.00	% - 6.00%
Compensation increase rate for obligations	4.00%	2.50	% - 5.40%
Compensation increase rate for expense	3.50%	2.50	% - 5.60%
Long-term rate of return on plan assets	8.00%	5.90	% - 6.00%

Based on the requirements of SFAS No. 87, the Company adjusts the discount rate to reflect current and expected-to-be-available interest rates on high-quality, fixed-income investments expected to be available to the Company at the end of each year.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the aggregate funded status and changes in benefit obligations and plan assets of the defined benefit pension plans and amounts recognized in the accompanying combined balance sheets as of March 31, 2009 and 2008, respectively:

	2009			2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Accumulated benefit obligation	$417,633	$143,184	$560,817	$344,409	$190,050	$534,459

Change in benefit obligation
Benefit obligation, beginning of year	$382,670	$197,143	$579,813	$337,659	$143,890	$481,549
Service cost	40,013	2,008	42,021	37,331	2,909	40,240
Interest cost	23,344	7,690	31,034	19,752	6,700	26,452
Employee contributions	8,893	366	9,259	5,662	496	6,158
Plan amendments	1,821	—	1,821	2,047	—	2,047
Actuarial (gain) loss	(1,191)	(6,032)	(7,223)	(15,119)	(5,844)	(20,963)
Business combinations	—	—	—	—	28,846	28,846
Adjustment for change in measurement date	15,839	—	15,839	—	—	—
Foreign currency exchange rate changes	—	(42,478)	(42,478)	—	26,747	26,747
Benefits paid	(7,558)	(10,574)	(18,132)	(4,662)	(6,601)	(11,263)

Benefit obligation, end of year	$463,831	$148,123	$611,954	$382,670	$197,143	$579,813

Change in plan assets
Plan assets at fair value, beginning of year	$334,795	$69,474	$404,269	$286,756	$32,710	$319,466
Actual return on plan assets	(114,983)	(8,819)	(123,802)	16,205	(1,625)	14,580
Employee contributions	8,893	366	9,259	5,662	496	6,158
Employer contributions	51,503	11,089	62,592	30,834	6,068	36,902
Business combinations	—	—	—	—	32,345	32,345
Benefits paid from plan assets	(7,558)	(10,574)	(18,132)	(4,662)	(6,601)	(11,263)
Foreign currency exchange rate changes	—	(15,265)	(15,265)	—	6,081	6,081

Plan assets at fair value, end of year	$272,650	$46,271	$318,921	$334,795	$69,474	$404,269

Accrued cost as included in the combined balance sheets
Noncurrent assets	$—	$1,648	$1,648	$849	$3,060	$3,909
Other current liabilities	(681)	(4,791)	(5,472)	(528)	(5,567)	(6,095)
Noncurrent benefit obligation	(190,500)	(98,709)	(289,209)	(48,196)	(125,162)	(173,358)

Net benefit obligation	$(191,181)	$(101,852)	$(293,033)	$(47,875)	$(127,669)	$(175,544)

Amounts recognized in accumulated other comprehensive (loss) income consist of
Net actuarial (loss) gain	$(124,637)	$(6,516)	$(131,153)	$21,854	$(1,660)	$20,194
Prior service cost	(3,407)	—	(3,407)	(1,878)	—	(1,878)

Net amount recognized, before tax effect	$(128,044)	$(6,516)	$(134,560)	$19,976	$(1,660)	$18,316

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

Investment objectives are designed to provide quantitative standards against which to measure and evaluate the progress of the plans, their major asset class composites and each individual investment manager. The overall objective for the Trust is to generate a rate of return, net of all fees and expenses, in excess of a policy index that is comprised of a weighted average of the market benchmarks for each asset class. The policy indices are as follows:

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

THE NON-U.S. PLANS

The investment management of the Non-U.S. Plans is handled by an appointed Asset Manager located in the country of the plan sponsor. This Asset Manager is required to meet established targets by investing the plan assets following the prudent person principle in a mix of different adequate assets.

There is an established Strategic Asset Allocation agreed to by the Company for these plans, but in some cases, the Asset Manager has the flexibility to modify the allocation while still adhering to set minimal and maximal bounds for each class of asset. This allows the Asset Manager to optimize the portfolio within defined risk guidelines.

The benchmark of the long-term portfolio (Strategic Asset Allocation) for the Non-U.S. Plans is as follows:

Average Policy
Index Weight	Asset Category	Market Benchmark Index

25.0%	EMU	MSCI EMU net dividends reinvestment
25.0%	Global ex EMU	MSCI World ex-EMU net dividends reinvestment
32.5%	Bonds EMU	JPM EMU
10.0%	Bonds EMU Corporate	iBoxx Euro Corporate Bonds
7.5%	Real Estate EMU	EPRA Eurozone

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Pension plan assets consist of the following at March 31, 2009:

Asset Category	Target	Actual

U.S. Plans:
U.S. equity securities	50%	44%
Non-U.S. equity securities	20	16
Debt securities	30	40

Total	100%	100%

Non-U.S. Plans:
Equity securities	34%	35%
Corporate bonds	21	25
Government bonds	18	20
Cash and cash equivalents	27	20

Total	100%	100%

The assumed long-term rate of return for U.S. and Non-U.S. plan assets was determined by taking a weighted average of the expected rates of return on the asset classes. The weights are equal to the portion of the portfolio invested in each class.

Annual benefit payments for the year subsequent to March 31, 2009 are estimated as follows:

	U.S.	Non-U.S.	Total

Twelve-month period ending March 31:
2010	$8,911	$7,344	$16,255
2011	11,818	6,675	18,493
2012	14,977	7,689	22,666
2013	18,524	8,746	27,270
2014	22,509	7,469	29,978
2015-2019	183,538	48,777	232,315

Additionally, the Company anticipates funding its defined benefit pension plans with the following cash contributions to be paid during the fiscal year ended March 31, 2010:

	U.S.	Non-U.S.	Total

Expected contributions	$24,301	$6,693	$30,994

OTHER POSTRETIREMENT BENEFIT PLANS

The Company also sponsors a postretirement benefits plan that provides defined medical, dental and life insurance for eligible retirees and dependents.

In prior years, the previous sponsor of this plan (CBS Corporation (CBS), formerly known as Viacom, Inc.) was required to reimburse Westinghouse for the costs of this plan under the Assets Purchase Agreement (APA) dated June 25, 1998, between CBS and BNFL. Due to BNFL’s sale of Westinghouse to Toshiba on October 16, 2006, CBS has successfully asserted that it is not obligated to make such reimbursements because it claims the recent sale constituted a “Disposition” as defined in the APA mentioned above.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Currently, Westinghouse and Toshiba have requested, pursuant to the Purchase Sales Agreement of October 16, 2006, that BNFL reimburse Westinghouse for its postretirement benefit costs subsequent to the sale date that would otherwise have been reimbursed by CBS. To date, BNFL has continued to reimburse the Company for the service costs. The actual costs that have been or are expected to be reimbursed by BNFL to Westinghouse for the fiscal years ended March 31, 2009 and 2008 are $5,487 and $2,536, respectively. The net present value of the expected reimbursements from BNFL is included as noncurrent asset in the accompanying combined balance sheets at March 31, 2009 and 2008, in the amount of $28,693 and $32,338, respectively.

The components of net periodic postretirement benefit cost for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, were as follows:

	2009	2008	2007

Service cost	$1,837	$2,577	$1,177
Interest cost	2,826	3,799	1,918
Expected return on plan assets	(2,150)	(2,157)	(1,120)
Net (gain) loss	(1,546)	—	—

Net periodic postretirement benefit costs	$967	$4,219	$1,975

A plan amendment was made in January 2009 to eliminate the prescription drug benefit for post-65 retirees. This amendment caused a decrease in the net period benefit costs for the year ended March 31, 2009.

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations for the fiscal year ended March 31, 2009, are shown below. A measurement date of March 31, 2009, was used.

Discount rate for obligations	6.00%
Discount rate for expense	6.00%
Healthcare cost trend rates:
Pre-age 65	5.00%
Post-age 65	8.00%
Compensation increase rate for obligations	4.00%
Compensation increase rate for expense	3.50%
Long-term rate of return on plan assets	7.25%

The healthcare cost trend rate is assumed to decrease to 5% by 2012 and remain at that level thereafter. The sensitivity to changes in the assumed healthcare cost trend rates are as follows:

	1% Increase	1% Decrease

Effect on total service and interest costs	$56	$(49)
Effect on postretirement benefit obligation	$486	$(433)

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. The funded status and amounts recognized in the accompanying combined balance sheets as of March 31, 2009 and 2008, are as follows:

	2009	2008

Change in benefit obligation
Benefit obligation, beginning of year	$47,329	$72,472
Service cost	1,838	2,577
Interest cost	2,826	3,799
Plan amendments	(2,216)	—
Adjustment for change in measurement date	1,166	—
Actuarial loss (gain)	3,084	(27,254)
Benefits paid	(5,324)	(4,265)

Benefit obligation, end of year	$48,703	$47,329

Net actuarial gain recognized in accumulated other comprehensive income, before tax effect	$22,797	$26,316

Annual benefit payments for the fiscal years subsequent to March 31, 2009 are estimated to be as follows:

2010	$3,076
2011	3,612
2012	4,082
2013	4,204
2014	4,498
2015-2019	24,955

SAVINGS PLANS

The Company also provides a defined contribution (DC) plan to U.S. employees. Employees may contribute from 2% to 35% of their compensation on a pretax or posttax basis. WEC LLC matches 50% of the first 6% of an employee’s compensation contribution and WEC LLC contributed approximately $14,343, $12,307 and $5,488, to the defined contribution plan for the years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, respectively.

In addition, the Company offers similar plans to employees in other countries outside of the U.S. Westinghouse Technology Services, S.A. in Spain is the sponsor of an occupational, DC plan where employees’ annual contributions equal to 1%-2% of their pension-qualifying salary, which is matched by the sponsor with a contribution equal to 250% of the participant’s annual basic contribution. Westinghouse Electric South Africa (Pty) Ltd. is a sponsor of a DC plan, where employees can contribute 5%-20% of their annual salary to this fund, but the sponsor does not contribute to the fund.

7.	INCOME TAXES

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

The following provides detail of income tax expense (benefit) reported in the accompanying combined statements of operations and comprehensive income for the fiscal years ended March 31, 2009 and 2008 and the six-month period ended March 31, 2007.

	2009	2008	2007

Current income taxes:
U.S. federal	$6,444	$(2,752)	$1,327
State	—	(752)	(404)
Foreign	42,313	57,082	13,513

Total current income taxes	48,757	53,578	14,436
Deferred income taxes:
U.S. federal	11,288	(9,936)	712
State	3,177	(729)	250
Foreign	(15,574)	(18,737)	(5,535)

Total deferred income taxes	(1,109)	(29,402)	(4,573)

Total income tax provision presented in combined statements of operations and comprehensive income	$47,648	$24,176	$9,863

The following provides detail of income before taxes and minority interest reported in the accompanying combined statements of operations and comprehensive income for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007.

	2009	2008	2007

U.S. income (loss)	$26,939	$(34,032)	$3,360
Foreign income	88,553	168,527	19,638

Income before income taxes and minority interest	$115,492	$134,495	$22,998

The actual income tax expense (benefit) of continuing operations differs from the amount computed by applying the statutory U.S. federal tax rate of 35%. A reconciliation of income tax expense at the U.S. Federal Statutory Tax Rate to the actual tax expense from continuing operations for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, is as follows:

	2009	2008	2007

Income tax expense, computed at the statutory rate of 35%	$40,422	$47,073	$8,049
State income taxes, net of U.S. federal income tax effect	916	(963)	(100)
Rate differential on foreign earnings	(3,282)	(9,074)	2,495
Changes to valuation allowances	2,262	1,808	—
Foreign tax on U.S. earnings	1,299	5,311	—
Effect of enacted non-U.S. tax rate changes on deferred income taxes	(1,073)	(18,320)	—
Nondeductible expenses	1,492	(1,659)	(581)
Reserve for uncertain tax positions	3,311	—	—
Provision-to-return adjustments	2,301	—	—

Total income tax expense	$47,648	$24,176	$9,863

Effective tax rate	41.3%	18.0%	42.9%

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Changes in the statutory income tax rate in Sweden resulted in a reduction to deferred income taxes and income tax expense of $1,073 in the fiscal year ended March 31, 2009. The effect of statutory tax rate reductions in the UK of 2.0%, Germany of 10.0% and Spain of 2.5% on deferred income tax balances resulted in a reduction in income tax expense of $19,652 in the UK and an increase in income tax expense of $1,267 in Germany and $65 in Spain for the fiscal year ended March 31, 2008.

The Company provides deferred income taxes for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. The Company has gross deferred income tax assets and liabilities of $897,685 and $(1,122,188), respectively, at March 31, 2009 and $510,153 and $(888,393), respectively, at March 31, 2008. The components of net deferred income tax assets and (liabilities) at March 31, 2009 and 2008, are presented in the table below:

	2009	2008

Current deferred income tax assets and liabilities:
Deferred revenue and contract reserves	$23,482	$3,948
Compensation and benefits	17,406	22,669
Inventory	8,633	8,267
Product warranty	4,816	6,573
General liability	4,102	1,983
Decommissioning	3,095	9,747
Other	7,022	23,832

	68,556	77,019
Valuation allowance	(699)	(245)

Net current deferred tax asset	$67,857	$76,774

The net deferred tax asset (liability) components at March 31, 2009 and 2008 were presented in the accompanying combined balance sheets as follows:

	2009	2008

Long-term deferred income tax assets and liabilities:
Net operating loss carryforwards	$342,208	$349,689
Compensation and benefits	85,596	18,325
Decommissioning	73,468	77,415
Fixed assets	(59,799)	(66,369)
Inventory	(76,865)	(124,807)
Goodwill and intangible assets	(711,625)	(757,999)
Other	53,958	48,487

Subtotal	(293,059)	(455,259)
Valuation allowance	(17,331)	(21,633)

Net long-term deferred tax liabilities	$(310,390)	$(476,892)

Total net deferred income tax liabilities	$(242,533)	$(400,118)

As of March 31, 2009, the Company has a U.S. federal net operating loss carryforward of approximately $820,000 (or tax-effected benefit of $287,000), which will expire from 2020 through 2026. The Company has a state net operating loss tax-effected benefit of approximately $45,521, which will if not used, expire from

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

2011 through 2022. The Company has non-U.S. net operating loss carryforwards in various countries of approximately $29,416 (or tax-effected benefit of $9,687), all of which have no expiration date.

The Company also has an alternative minimum tax credit carryforward of approximately $1,870 that has no expiration date.

A valuation allowance is provided when it is more likely than not that some portion or all of deferred tax assets will not be realized. The Company has recorded a valuation allowance of $14,246 for certain state net operating loss carryforwards expected to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $3,784 for certain non-U.S. net operating losses and other deferred tax assets in various countries expected to produce no benefit. Subsequent recognition of tax benefits related to valuation allowances established at the time of the Transaction will reduce income tax expense.

The Company experienced an ownership change as a result of the Transaction, causing a limitation on the annual use of the net operating loss carryforwards. Any unused limitation can be carried forward to subsequent years. The annual limitation significantly exceeds the amount utilized in the fiscal years ended March 31, 2009 and 2008.

Effective April 1, 2007, the Company adopted FIN 48, which prescribes a minimum recognition threshold for recording a tax benefit for uncertain income tax positions. An uncertain tax position is defined very broadly and includes not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. The effect of adopting FIN 48 was treated as a preacquisition contingency, and the FIN 48 reserve that was recorded resulted in an adjustment to goodwill of $8,903. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (excluding interest and penalties):

	2009	2008

Unrecognized tax benefit, beginning of year	$9,129	$11,668
Increases in tax positions in current year	1,614	2,292
Decrease in tax positions from prior year	(2,100)	—
Lapse of statute of limitations or closed audits	—	(4,831)

Unrecognized tax benefits, end of year	$8,643	$9,129

Included in the balance of unrecognized tax benefits at March 31, 2009, is $8,169 of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties related to uncertain income tax positions as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $1,357 and interest of $339 during the fiscal year ended March 31, 2009, and in total, as of March 31, 2009, has recognized a FIN 48 liability for penalties of $1,592 and interest of $404.

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, quantification of an estimated range cannot be made at this time. The Company does not expect a change to have a significant impact on the results of operations or financial position of the Company; however, actual settlements may be different from amounts accrued.

The Company’s income tax returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Internal Revenue Service (IRS) has completed its examination of the Company’s U.S. federal income tax returns filed for the March 31, 2005 year end.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2005. The Company’s tax years for 2005 through 2008 are generally subject to examination by the tax authorities in the U.S. and in various state and foreign jurisdictions.

8.	INVENTORIES

At March 31, 2009 and 2008, inventories consist of the following:

	2009	2008

Raw materials and consumables	$88,193	$77,787
Work in process	108,196	88,957
Finished goods	122,405	104,284
Engineering inventory	6,236	1,458
Uranium inventory	206,952	219,014

Gross inventories	531,982	491,500
Inventory reserve	(17,103)	(16,936)

Inventories	$514,879	$474,564

Inventories other than those related to long-term contracts are generally sold within one year.

9.	PROPERTY, PLANT AND EQUIPMENT

At March 31, 2009 and 2008, property, plant and equipment consist of the following:

	2009	2008

Land	$20,940	$18,433
Buildings and improvements	142,839	149,354
Machinery and equipment	384,460	334,280
Construction in progress	166,494	106,647

Total	714,733	608,714
Less accumulated depreciation	146,657	93,898

Property, plant and equipment, net	$568,076	$514,816

Depreciation expense for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, has been classified in the accompanying combined statements of operations and comprehensive income as follows:

	2009	2008	2007

Cost of goods sold	$53,042	$48,073	$24,268
Marketing, administrative, and general expenses	18,032	13,227	5,688

Total	$71,074	$61,300	$29,956

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

10.	OTHER CURRENT AND NONCURRENT ASSETS

At March 31, 2009 and 2008, other current assets and other noncurrent assets consist of the following:

	2009	2008

Other current assets:
Prepaid insurance, taxes and other services	$83,438	$103,178
Derivative instruments, at fair value	14,150	33,593
Indemnity for Hematite decommissioning	13,613	—
Estimated settlement of environmental claim	—	16,309
Other	22,190	9,416

Other current assets	$133,391	$162,496

Other noncurrent assets:
Indemnity for Hematite decommissioning	$51,462	$59,400
Contractual asset for postretirement benefit costs	28,693	32,338
Pension asset	1,648	3,909
Restricted cash	751	38,251
Other	10,711	7,437

Other noncurrent assets	$93,265	$141,335

Restricted cash at March 31, 2009 and 2008, is held pursuant to customer contracts in lieu of other financial security; the requirements to maintain restricted cash balances expire by October 2012.

11.	URANIUM ASSETS

Uranium, held in various forms, is primarily used in the operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company holds some uranium as inventory for sale pursuant to a long-term contract with one customer and an additional amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. Such sales depend on many factors, including market price conditions, availability of willing purchasers and projected internal needs for uranium. During the 12-month period ended March 31, 2009, the Company entered into three sales transactions to sell a total of 3 teU and 102 thousand SWU for a total of $19 million. During the 12-month period ended March 31, 2008, the Company entered into three sales transactions to sell a total of 347 teU (in various forms) for a total of $156 million.

The Company recognizes revenue on the sales of uranium when the uranium is delivered and title passes to the customer. Below is the classification of uranium assets within the accompanying combined balance sheets as of March 31, 2009 and 2008.

	2009	2008

Inventory held for long-term contract	$76,189	$104,376
Surplus available for sale	130,763	114,638

Gross uranium inventory	206,952	219,014
Reserve to reduce cost to market	(2,951)	—

Net uranium inventory	204,001	219,014
Uranium working stock	460,919	702,751

Net uranium assets	$664,920	$921,765

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

12.	DEBT AND CREDIT FACILITIES

Revolving credit facilities — In October 2006, the Company entered into a three-year revolving credit facility in the amount of $600,000 which was increased to $800,000 in August 2007. In November 2008, the Company entered into a four-year revolving credit facility in the amount of $150,000. The main purpose of these facilities is to issue standby Letters of Credit in U.S. dollars or alternative currencies.

Individual borrowings, which are allowed under the $800,000 facility, but not the $150,000 facility, are limited to maturities of 6 months, unless consent is given by the lenders for borrowings of up to 12 months. Individual borrowings mature for the purpose of being replaced with new borrowings at the prevailing market rates. Borrowings and letters of credit are not callable and the facility is not cancelable unless there is an event of default. There were no events of default as of March 31, 2009. The facilities are guaranteed by Toshiba, and interest rates paid under the facilities are tied to the credit rating of Toshiba. Depending on the Toshiba credit rating, interest rates are LIBOR plus 0.25% to 0.75%, and fees for capacity range from 0.06% to 0.175%. Under the $800,000 credit facility, there is also an option to borrow on shorter notice at the current prime rate. There were no outstanding borrowings under these facilities at March 31, 2009 and March 31, 2008; however, approximately $688,418 and $669,592 respectively was being used for standby letters of credit. As current standby letters of credit expire, the Company expects to replace them, as required, with new letters of credit under the facility. The $800,000 revolving credit facility expires in October 2010 and $150,000 revolving credit facility expires in November 2012. The Company expects to be able to negotiate a new credit agreement in equal or greater capacity to replace the $800 million facility that expires in October 2010.

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

13.	OTHER CURRENT AND NONCURRENT LIABILITIES

At March 31, 2009 and 2008, other current and noncurrent liabilities consist of the following:

	2009	2008

Other current liabilities:
Derivative instruments, at fair value	$85,622	$26,970
Accrued payroll and other employee compensation	71,702	71,892
Vacation liability	65,758	60,887
Contract and other reserves	54,319	39,126
Accrued royalties and commissions	41,472	48,979
Accrued income and other taxes	29,777	32,670
Reserve for decommissioning matters	29,190	24,368
Accrued product warranty	18,534	22,969
Contractually obligated liabilities	10,500	35,590
Environmental liabilities	7,227	4,247
Pension liability	5,472	6,095
Other	44,504	59,915

Other current liabilities	$464,077	$433,708

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	2009	2008

Other noncurrent liabilities:
Environmental liabilities	$24,391	$28,676
Accrued product warranty	19,117	19,416
Unfavorable lease reserve	4,723	7,299
Reserve for contract losses	894	11,841
Other	35,292	32,757

Other noncurrent liabilities	$84,417	$99,989

14.	STOCKHOLDERS’ EQUITY

TNEH-US’s capital structure consists of 4,400 authorized shares of common stock with a par value of $0.01, of which 2,156 are Class A shares and 2,244 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 1,960 shares of Class A stock and 2,040 shares of Class B stock issued and outstanding at March 31, 2009, for $1,960,000 and $2,040,000, respectively.

TNEH-UK’s capital structure consists of 1,550 authorized shares of common stock with a par value of one British Sterling Pound, of which 760 are Class A shares and 790 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 686 shares of Class A stock and 714 shares of Class B stock issued and outstanding at March 31, 2009, for $686,000 and $714,000, respectively.

The U.S. Shareholders Agreement and UK Shareholders Agreement describe the conditions under which dividends will be paid. The intent of the Agreements is to pay dividends of at least $22,222 (whole dollars) per share each fiscal year, prorated for partial fiscal years, on a quarterly basis if and when declared by the Boards of Directors of TNEH-US and TNEH-UK. Dividend payments of $71,201 and $8,170 were paid on December 31, 2008 and January 30, 2008, respectively.

The U.S. Shareholders Agreement and the UK Shareholders Agreement also contain call options. Call prices are at fair market value, to be determined by the parties. Call rights are triggered by an event of insolvency of one shareholder, in which case the shares of the insolvent shareholder may be called, or a change in control event, in which case the shares of one shareholder are transferred or acquired by a competitor of the Company or any other person to whom the Company has not consented. At March 31, 2009, no call options have been exercised.

15.	COMMITMENTS AND CONTINGENCIES

Settlement obligations — The Company provided for the estimated future costs for the resolution of various claims brought by utilities claiming a substantial amount of damages in connection with alleged tube degradation in steam generators sold by the Company as components of nuclear steam supply systems. Under the settlement agreements, the Company provides certain products and services at prices discounted at varying rates, and the Company has recorded a liability for the estimated future financial effects.

The reserve balances at March 31, 2009 and 2008, reflect the net present value to satisfy the estimated obligations under the existing settlement agreements and any related external costs of defending litigation. The future obligations require providing discounts on products and services or cash payments through the fiscal year ending March 31, 2017, or until such discount caps are reached. Imputed interest on the reserve was $5,126 and $6,041 for the fiscal years ended March 31, 2009 and 2008, respectively. The reserve balances of

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

March 31, 2009 and 2008, of approximately $28,887 and $51,268, respectively, in the accompanying combined balance sheets are discounted from estimated gross liabilities of approximately $34,327 and $90,000, respectively, using a weighted average discount rate of 9.04%. Of the net reserve balances at March 31, 2009 and 2008, $15,806 and $22,517, respectively, are presented as current liabilities.

The expected gross obligation payments as of March 31, 2009 are expected to be fulfilled as presented in the table below:

For the fiscal year ending March 31:
2010	$15,806
2011	6,080
2012	7,097
2013	4,699
2014-2017	645

$34,327

Under the terms of the 2000 ABB Handels (ABB) Nuclear Purchase Agreement, ABB provided the Company certain indemnities relative to cleanup costs at the Hematite, Missouri fuel facility. The indemnities provided an overall cap of $41,250 for costs classified as legacy liabilities and $71,250 for decommissioning and decontamination costs. As of March 31, 2009 and 2008, the Company had a reserve of $99,718 and $107,600, respectively, included in reserves for decommissioning matters on the accompanying combined balance sheet, to cover future expenditures. As of March 31, 2009 and 2008, the Company had an asset for the expected collections under the indemnity of $13,613 and $0, respectively, included in other current assets, and $51,462 and $59,400, respectively, included in other noncurrent assets in the accompanying combined balance sheets representing the ABB indemnities (see Note 10). Management believes that the current recorded reserve and asset are appropriate based upon current project estimates and existing indemnification clauses.

Product warranty — The Company provides various warranties on its products and contracts for specific periods of time. Warranties vary depending upon the nature of the product or contract and other factors. The liability for warranties is based upon future product performance and durability and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the provision for those warranties for the fiscal years ended March 31, 2009 and 2008, are as follows:

	2009	2008

Balance, beginning of year	$42,385	$41,693
Liabilities settled	(16,160)	(14,771)
Additional liabilities accrued	14,142	14,779
Foreign currency translation effect	(2,716)	684

Balance, end of year	$37,651	$42,385

Recorded in balance sheet as:
Other current liabilities	$18,534	$22,969
Other noncurrent liabilities	19,117	19,416

Balance, end of year	$37,651	$42,385

General — The Company is involved in various other litigation matters in the ordinary course of business. Reserves are included in the accompanying combined balance sheets for issues when a negative outcome is

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

probable and the amount is reasonably estimable. In the opinion of management, while it is possible that certain outcomes could be unfavorable to the Company, the ultimate resolution of such matters will not result in judgments that, in the aggregate, would materially affect the Company’s financial position or results of operations. The Company has recorded $3.0 million in the accompanying combined balance sheet at March 31, 2009, which is believed to be the best estimate for litigation matters where a negative outcome is probable.

Environmental matters — Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Company. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; the availability of waste disposal capacity; and the identification of new sites. The Company has, however, recognized an estimated liability of $31,618 and $32,923 as of March 31, 2009 and 2008, respectively, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Operating expenses that are recurring and associated with managing hazardous waste and pollutants in ongoing operations totaled $2,662, $2,994 and $1,071 for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, respectively. These expenses are included in cost of goods sold in the accompanying combined statements of operations and comprehensive income.

Management believes that the Company has adequately provided for its present environmental obligations and that complying with existing governmental regulations will not materially impact the Company’s financial position, liquidity or results of operations.

Commitments — In the ordinary course of business, letters of credit and surety bonds are issued on behalf of the Company. As of March 31, 2009 and 2008, the Company had $688,418 and $669,592, respectively, under letters of credit and $46,763 and $15,568 under surety bond obligations.

Other — During the fiscal year ended March 31, 2009 and 2008, the Company terminated contracts with certain customers which resulted in the extinguishment of liabilities in the amounts of $17,991 and $32,101, respectively. These extinguishments are included in the accompanying combined statement of operations and comprehensive income as reductions to marketing, administrative and general expenses.

16.	SALES OF AP1000 NUCLEAR PLANTS

The Company’s advanced design nuclear reactor, the AP1000, is based on passive safety technology and is the only such reactor design to receive Final Design Certification (DC) by the NRC. Subsequently, the Company has requested that the NRC amend the DC to support closure of the remaining COL issues and to incorporate design changes subsequent to the original certification. In the fiscal year ended March 31, 2009, the Company experienced significant commercial activity related to sales of AP1000 nuclear units.

CHINA

In July 2007, the Company signed three contracts for supply of four AP1000 units into China. The units are being constructed at sites designated by the Chinese customers, two at Sanmen and two at Haiyang. The three contracts provide for separate aspects of work, which are: the Nuclear Island (NI) contract that provides for supply of the nuclear reactor and other components to deliver steam to the turbine (being supplied separately by the Chinese customer); a Technology Transfer (TT) agreement that will enable the Chinese customer to design and build future AP1000 units for use within China only, without support from the Company; and a Fuel Assembly (FA) contract to provide the initial core fuel load for each unit.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The contracts are progressing well with major deliverables to date being achieved. The first major construction milestone, the pour of basemat structural concrete, was achieved on schedule. Many of the NI major components have been ordered and support the scheduled completion dates. Under a Consortium Agreement, Shaw is providing a portion of the scope under the NI and TT contracts. The Shaw scope is largely related to certain construction management and engineering activities.

Revenue recognition is generally on the percentage-of-completion method and for the years ended March 31, 2009 and 2008, $265,801 and $159,489, respectively, of revenue was recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2009 and 2008, cash collected exceeded costs and estimated earnings and is included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

U.S.

During fiscal year 2009, the Company signed three EPC agreements for the sale of AP1000 units to various U.S. utilities. In April 2008, the Company signed an EPC agreement with Georgia Power Company, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia and the City of Dalton, Georgia, for the sale of two AP1000 units to be constructed in the state of Georgia. In May 2008, the Company signed an EPC agreement with South Carolina Electric & Gas Company and the South Carolina Public Service Authority for the sale of two AP1000 units to be constructed in state of South Carolina. In December 2008, the Company signed an EPC agreement with Progress Energy Florida (PEF) for the sale of two AP1000 units to be constructed in the state of Florida. Unlike the sale in China, these EPC contracts provide for turnkey plant projects in which the Company will likely procure certain components from Toshiba and IHI.

In conjunction with the three signed EPC agreements noted above, the Company and Shaw (the Consortium Partners) signed a separate Consortium Agreement for each individual EPC agreement, which requires Shaw to provide substantially all of the construction components of the EPC. The consortium is not a legal entity but is a working arrangement that defines the split of work scope, sharing of risk and dispute resolution between the Consortium Partners.

The Company remains engaged in significant discussions with several other U.S. utility customers for the sale of additional AP1000 units. It is anticipated that these sales agreements will be similar to those agreements already completed.

Revenue recognition on all US AP1000 agreements is generally on the percentage-of-completion method and for the years ended March 31, 2009 and 2008, $486,253 and $0, respectively, of revenue was recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2009 and 2008, costs and estimated earnings were in excess of cash collected and are included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

SUBSEQUENT EVENT

On April 30, 2009, the Company received notice from PEF of its intention to delay the execution of the EPC contract, signed in December 2008. PEF has determined that the delay is warranted due to a decision by the NRC, which requires PEF to obtain its Combined Operating License from the NRC prior to the beginning of preconstruction work. As a result of this decision, and in consultation with PEF, the Company will begin to plan for a commercial operating date delay of at least 20 months for the first of two units covered under the EPC. The EPC addresses the potential for suspension of activity, and PEF’s notification will constitute a

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

suspension under the EPC. Neither party anticipates that this suspension will result in termination of the contract. This notification does not have a substantial impact on the Company’s combined balance sheets or statements of operations and comprehensive income as of March 31, 2009.

17.	LEASES

The Company has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Certain of these leases contain renewal options. Rental expense was $40,627, $38,587 and $16,060 for the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, respectively. The Company leased a facility used in the Nuclear Services business segment under a capital lease. The facility is used for the purpose of supplying nuclear engineering and services for commercial nuclear reactors and for related warehouse and office activities. The facility is included with buildings and improvements under property, plant and equipment on the accompanying combined balance sheets. The Company expects to exercise its bargain purchase price and acquire the facility during the fiscal year ending March 31, 2010.

Minimum lease payments under the Company’s operating leases as of March 31, 2009, are presented in the table below:

For the fiscal year ended March 31:
2010	$35,143
2011	40,560
2012	24,513
2013	23,286
2014	21,315
Thereafter	201,154

Minimum lease payments	$345,971

18.	RELATED-PARTY TRANSACTIONS

The Company had loans receivable with Toshiba companies as of March 31, 2009, as follows:

Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$77,381	$7	*0.84%
Westinghouse	Toshiba America Capital Corp.	$100,000	$3	5.29%
TNEH-UK	Toshiba International Finance (UK) plc.	$18,903	$2	5.82%
TNEH-US	Toshiba America Capital Corp.	$11,400	$—	0.44%

*	Weighted average interest rate for three separate loans.

The Company has loans receivable with Toshiba companies as of March 31, 2008, as follows:

Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$199,912	$110	*4.43%
TNEH-UK	Toshiba International Finance (UK) plc.	$50,181	$38	5.55%

*	Weighted average interest rate for four separate loans.

The loan and related interest due to the Company outstanding at March 31, 2009 and March 31, 2008, were repaid on April 3, 2009 and April 4, 2008, respectively.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The Company has entered into numerous contracts and purchase orders with its affiliates, Shaw and its affiliates, IHI and Kazatomprom. Several of the contracts include more than one of the owners. The contracts are generally to execute portions of the Company’s normal operations and other customer contracts. In addition, the Company has entered into contracts to procure components and services from Toshiba, IHI and Shaw in connection with sales of AP1000 plants (see Note 16). For the fiscal years ended March 31, 2009 and 2008, and the six-month period ended March 31, 2007, the Company had the following activity with related parties reported in the accompanying combined statements of operations and comprehensive income:

	2009	2008	2007

Revenue	$49,891	$18,897	$4,588

Cost of goods sold	$46,434	$3,711	$1,665

Marketing, administrative, and general expenses	$299	$124	$77

At March 31, 2009 and 2008, the Company had the following outstanding balances with related parties reported in the accompanying combined balance sheets:

	2009	2008

Receivables, net	$6,140	$2,427

Other current assets	$—	$814

Accounts payable	$51,788	$389

19.	ACQUISITION SUB-EVENT

On May 7, 2009, the Company acquired 52% of Nuclear Fuel Industries, Ltd. (NFI), Japan’s sole producer of nuclear fuel for boiling-water and pressurized-water reactors, for $113 million. NFI will operate within the Fuel Segment of the Company.