Form 10-Q
period 2009-11-30
SHAW GROUP INC
filed 2010-01-06
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of December 31, 2009 was 83,609,506 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(In thousands, except per share amounts)

	Three Months Ended
	2009	2008
Revenues	$1,858,515	$1,900,433
Cost of revenues	1,703,779	1,712,340

Gross profit	154,736	188,093
Selling, general and administrative expenses	75,777	73,106

Operating income	78,959	114,987
Interest expense	(980)	(1,745)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,358)	(9,862)
Interest income	1,959	3,923
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(102,339)	(161,202)
Other foreign currency transaction gains (losses), net	(417)	(2,399)
Other income (expense), net	5,046	(1,861)

Income (loss) before income taxes and earnings from unconsolidated entities	(27,130)	(58,159)
Provision for income taxes	(11,151)	(22,698)

Income (loss) before earnings from unconsolidated entities	(15,979)	(35,461)
Income (loss) from 20% Investment in Westinghouse, net of income taxes	(368)	1,543
Earnings (losses) from unconsolidated entities, net of income taxes	208	(139)

Net income (loss)	(16,139)	(34,057)

Noncontrolling interests in income of consolidated subsidiaries, net of tax	4,346	5,860

Net income (loss) attributable to Shaw	$(20,485)	$(39,917)

Net income (loss) attributable to Shaw per common share:
Basic	$(0.25)	$(0.48)

Diluted	$(0.25)	$(0.48)

Weighted average shares outstanding:
Basic	83,420	83,103
Diluted	83,420	83,103
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2009 AND AUGUST 31, 2009
(In thousands, except share amounts)

	November 30,	August 31,
	2009	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$844,033	$1,029,138
Restricted and escrowed cash and cash equivalents	19,463	81,925
Short-term investments	575,379	342,219
Restricted short-term investments	165,001	80,000
Accounts receivable, including retainage, net	846,365	815,862
Inventories	252,532	262,284
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	608,794	599,741
Deferred income taxes	315,468	270,851
Investment in Westinghouse	1,002,857	1,008,442
Prepaid expenses and other current assets	64,159	62,786

Total current assets	4,694,051	4,553,248
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	20,015	21,295
Property and equipment, net of accumulated depreciation of $257,880 and $250,796, respectively	424,139	385,606
Goodwill	501,931	501,305
Intangible assets	20,228	20,957
Other assets	67,559	74,763

Total assets	$5,727,923	$5,557,174

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$823,389	$859,753
Accrued salaries, wages and benefits	151,249	175,750
Other accrued liabilities	211,391	187,020
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,441,337	1,308,325
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,490,106	1,387,954
Interest rate swap contract on Japanese Yen-denominated bonds	31,435	31,369
Short-term debt and current maturities of long-term debt	16,346	15,399

Total current liabilities	4,165,253	3,965,570
Long-term debt, less current maturities	3,203	7,627
Deferred income taxes	23,813	26,152
Other liabilities	100,221	109,835

Total liabilities	4,292,490	4,109,184

Contingencies and commitments (Note 11)
Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 89,353,608 and 89,316,057 shares issued, respectively; and 83,600,601 and 83,606,808 shares outstanding, respectively	1,247,020	1,237,727
Retained earnings	403,166	423,651
Accumulated other comprehensive loss	(121,400)	(121,966)
Treasury stock, 5,753,007 and 5,709,249 shares, respectively	(117,353)	(116,113)

Total Shaw shareholders’ equity	1,411,433	1,423,299
Noncontrolling interests	24,000	24,691

Total equity	1,435,433	1,447,990

Total liabilities and equity	$5,727,923	$5,557,174

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

			Accumulated
		Treasury	Other		Total
	Common	Stock	Comprehensive	Retained	Shaw	Noncontrolling	Total
	Stock Amount	Amount	Income (Loss)	Earnings	Equity	Interests	Equity
Balance, August 31, 2008	$1,204,914	$(114,951)	$(9,609)	$409,376	$1,489,730	$29,082	$1,518,812
Net income (loss)	—	—	—	(39,917)	(39,917)	5,860	(34,057)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(15,258)	—	(15,258)	—	(15,258)
Change in unrealized net gains (losses) on hedging activities, net of tax	—	—	(7,273)	—	(7,273)	—	(7,273)
Equity in Westinghouse’s pre-tax other comprehensive income, net of tax	—	—	(27,210)	—	(27,210)	—	(27,210)
Additional pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	579	—	579	—	579

Total comprehensive income (loss)	—	—	—	—	(89,079)	5,860	(83,219)
Exercise of options	42	—	—	—	42	—	42
Tax benefits from stock based compensation	(384)	—	—	—	(384)	—	(384)
Stock-based compensation	5,596	(995)	—	—	4,601	—	4,601
Distributions to noncontrolling interests	—	—	—	—	—	(9,973)	(9,973)

Balance, November 30, 2008	$1,210,168	$(115,946)	$(58,771)	$369,459	$1,404,910	$24,969	$1,429,879

Balance, August 31, 2009	$1,237,727	$(116,113)	$(121,966)	$423,651	$1,423,299	$24,691	$1,447,990
Net income (loss)	—	—	—	(20,485)	(20,485)	4,346	(16,139)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	2,444	—	2,444	—	2,444
Change in unrealized net gains (losses) on hedging activities, net of tax	—	—	(41)	—	(41)	—	(41)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	—	—	(3,061)	—	(3,061)	—	(3,061)
Additional pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	982	—	982	—	982
Unrealized gain (loss) on securities, net of tax	—	—	242	—	242	—	242

Total comprehensive income (loss)	—	—	—	—	(19,919)	4,346	(15,573)
Exercise of options	330	—	—	—	330	—	330
Shares exchanged for taxes on stock based compensation	(312)	(1,240)	—	—	(1,552)	—	(1,552)
Tax benefits from stock based compensation	(131)	—	—	—	(131)	—	(131)
Stock-based compensation	9,406	—	—	—	9,406	—	9,406
Distributions to noncontrolling interests	—	—	—	—	—	(5,037)	(5,037)

Balance, November 30, 2009	$1,247,020	$(117,353)	$(121,400)	$403,166	$1,411,433	$24,000	$1,435,433

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008
(In thousands)

	2009	2008
Cash flows from operating activities:
Net loss	$(16,139)	$(34,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,819	12,572
Benefit from deferred income taxes	(44,443)	(62,141)
Stock-based compensation expense	9,406	6,836
Foreign currency transaction losses, net	102,756	163,601
Other noncash items	(942)	2,633
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
Increase in receivables	(33,042)	(258,173)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(7,024)	(85,233)
(Increase) decrease in inventories	9,795	(25,769)
Increase in other current assets	(6,018)	(5,793)
Increase (decrease) in accounts payable	(34,083)	25,432
Increase (decrease) in accrued liabilities	(1,122)	58,382
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	132,117	115,000
Net change in other assets and liabilities	(18,051)	(4,691)

Net cash provided by (used in) operating activities	108,029	(91,401)

Cash flows from investing activities:
Purchases of property and equipment	(64,617)	(19,926)
Proceeds from sale of businesses and assets, net of cash surrendered	20,232	26,522
Investments in and advances to unconsolidated entities and joint ventures	—	(1,269)
Cash withdrawn from restricted and escrowed cash	82,462	45,946
Cash deposited into restricted and escrowed cash	(14,192)	(50,660)
Purchases of short-term investments	(466,117)	—
Proceeds from sale and redemption of short-term investments	232,200	—
Purchases of restricted short-term investments	(58,674)	—

Net cash provided by (used in) investing activities	(268,706)	613

Cash flows from financing activities:
Purchase of treasury stock	(1,240)	(993)
Repayment of debt and capital leases	(9,827)	(2,084)
Payment of deferred financing costs	(9,702)	(2,765)
Issuance of common stock	330	42
Excess tax benefits from exercise of stock options and vesting of restricted stock	81	138
Distributions paid to noncontrolling interests	(5,037)	(9,973)

Net cash used in financing activities	(25,395)	(15,635)

Effects of foreign exchange rate changes on cash	967	(3,741)

Net change in cash and cash equivalents	(185,105)	(110,164)
Cash and cash equivalents — beginning of year	1,029,138	927,756

Cash and cash equivalents — end of period	$844,033	$817,592

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — General Information
The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the “Company,” “Shaw,” “we,” “us” or “our”) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational oil companies and industrial corporations, regulated electric utilities, independent and merchant power producers, government agencies and equipment manufacturers. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies.
Basis of Presentation
In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and changes in shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with United States (U.S.) generally accepted accounting principles (GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples of such estimates and assumptions include the percentage of completion method of revenue recognition, unapproved change orders and claims, estimates of loss contingencies, stock-based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, estimates of the fair value and/or goodwill impairment for our reporting units and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.
Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 (2009 Form 10-K).
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Marketable Securities
We classify our marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as short-term investments in the accompanying consolidated balance sheets. Investments are made based on the Company’s investment policy, which specifies eligible investments and credit quality requirements.
Trading securities consist of investments held in trust to satisfy obligations under our deferred compensation plans. The changes in fair values on trading securities are recorded as a component of net income (loss) in other income (expense), net.
Available-for-sale securities consist of money market mutual funds, U.S. government and agency obligations, corporate notes and bonds and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income (expense), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended November 30, 2009, no other-than-temporary impairment was recognized.
Subsequent Events
We evaluated events occurring between the end of our fiscal quarter, November 30, 2009 and January 6, 2010, when we issued the consolidated financial statements.

Recently Adopted Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification ™ (ASC) as the sole source of authoritative nongovernmental GAAP. The ASC supersedes all non-grandfathered, non-SEC accounting literature but does not change how we account for transactions or the nature of related disclosures made. Instead, when referring to guidance issued by the FASB, we refer to topics in the ASC rather than individual pronouncements. This change affects financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material effect on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance for business combinations in accordance with ASC 805, “Business Combinations” (ASC 805). The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations but introduced a number of changes, including the way assets and liabilities are valued, recognized and measured as a result of business combinations. ASC 805 requires an acquisition date fair value measurement of assets acquired and liabilities assumed. It also requires the capitalization of in-process research and development at fair value and requires acquisition-related costs to be expensed as incurred. The adoption of the ASC did not have a material effect on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance that changes the accounting and reporting for non-controlling interests in accordance with ASC 810, “Consolidation.” Non-controlling interests are now reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is now included in net income, and upon a loss of control, the interest sold, as well as any interest retained, is now recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our consolidated financial statements.
On September 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) in accordance with ASC 820, “Fair Value Measurements and Disclosures.” Adoption of the new guidance did not have a material impact on our consolidated financial statements.
On September 1, 2009, we adopted Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure,” for the fair value measurement of liabilities. Adoption of the ASU 2009-05 had no impact on our consolidated financial statements.
On September 1, 2009, we adopted FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (ASC 260). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share. Adoption of the new guidance had no impact on our consolidated financial statements.
On September 1, 2009, we adopted EITF No. 08-3, “Accounting by Lessees for Nonrefundable Maintenance Deposits” (ASC 840). ASC 840 requires a maintenance deposit paid by a lessee under an arrangement accounted for as a lease that is refunded only if the lessee performs specified maintenance activities to be accounted for as a deposit asset. Adoption of the new guidance did not have a material impact on our consolidated financial statements.
On September 1, 2009, we adopted EITF No. 07-1, “Accounting for Collaborative Arrangements” (ASC 808). ASC 808 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. Adoption of the new guidance had no impact on our consolidated financial statements.
On September 1, 2009, we adopted FSP FAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC 715). ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. ASC 715 is effective for our fiscal year ending August 30, 2010. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our fiscal year 2010 Form 10-K.
On September 1, 2009, we adopted FASB FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (ASC 825). ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Adoption of the new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). This update provides amendments to the criteria of ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. We are currently evaluating the effect the adoption of ASU 2009-13 will have on our results of operations, financial position and cash flows but do not expect the adoption will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as ASU 2009 — 17. ASU 2009 — 17 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009 — 17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. ASU 2009 — 17 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. ASU — 17 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of ASU 2009 — 17 will have on our consolidated financial statements.
Reclassifications
Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.
Note 2 — Cash, Cash Equivalents and Short-term Investments
Our major categories of investments are as follows:
Money market mutual funds — We invest in money market funds that seek to maintain a net asset value of $1.00, while limiting overall exposure to credit, market and liquidity risks.
Certificates of deposit — Certificates of deposit are short-term interest-bearing debt instruments issued by various financial institutions with which we have an established banking relationship.
U.S. government and agency securities — These U.S. government secured debt instruments are publicly traded and valued.
Foreign government and foreign government guaranteed securities — These securities are publicly traded and valued. Losses in this category are primarily due to market liquidity and interest rate increases.
Corporate notes and bonds — We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. The vast majority of our corporate debt securities are rated investment grade by the major rating agencies. Losses in this category are due primarily to market liquidity and interest rate increases.

At November 30, 2009, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet
					Classification
					Cash and
	Cost	Unrealized	Unrealized	Recorded	Cash	Short-term
	Basis	Gain	(Loss)	Basis	Equivalents	Investments

Cash	$299,825	$—	$—	$299,825	$299,825	$—
Money market mutual funds	514,115	—	—	514,115	514,115	—
Certificates of deposit	290,793	—	—	290,793	30,093	260,700
Available-for-sale:
U.S. government and agency securities	22,603	68	—	22,671	—	22,671
Foreign government and foreign government guaranteed securities	33,902	151	(141)	33,912	—	33,912
Corporate notes and bonds	257,930	739	(573)	258,096	—	258,096

Total	$1,419,168	$958	$(714)	$1,419,412	$844,033	$575,379

The proceeds and gross realized gains and losses from sales of available-for-sale securities included in “other income (expense), net” during the three months ended November 30, 2009 were as follows (in thousands):

Proceeds	$8,207
Realized gains	$3
Realized losses	$—
There were no transfers of securities from the available-for-sale category to another category during the period ended November 30, 2009. We evaluate whether unrealized losses on investments in securities indicate other-than-temporary impairment. No other-than-temporary impairment losses were recognized during the three months ended November 30, 2009.
Gross unrealized losses on investment securities for which other-than-temporary impairments have not been recognized and the fair value of those securities aggregated by length of time that individual securities have been in a continuous loss position, at November 30, 2009, were as follows (in thousands):

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
Available for sale:
Foreign government guaranteed securities	$4,732	$(141)
Corporate notes and bonds	48,575	(573)

	$53,307	$(714)

At November 30, 2009, maturities of debt securities classified as available for sale were as follows (in thousands):

	Cost	Estimated
	Basis	Fair Value
Due in one year or less	$14,108	$14,090
Due in one year through five years	300,327	300,589

	$314,435	$314,679

Note 3 — Restricted and Escrowed Cash and Equivalents and Restricted Short-term Investments
At November 30, 2009, the components of our restricted and escrowed cash and restricted short-term investments were as follows (in thousands):

			Balance Sheet
			Classification
			Restricted and
		Holding	Escrowed Cash	Restricted
	Recorded	Period	and Cash	Short-term
	Basis	(Loss)	Equivalents	Investments
Cash	$13,806	$—	$13,806	$—
Money market mutual funds	5,657	—	5,657	—
Certificates of deposit	138,674	—	—	138,674
Trading:
Stock and bond mutual funds	9,019	(1,637)	—	9,019
U.S. government, agency and corporation securities	4,464	(13)	—	4,464
Corporate bonds and notes	12,844	(15)	—	12,844

Total	$184,464	$(1,665)	$19,463	$165,001

At November 30, 2009 and August 31, 2009, our restricted and escrowed cash and equivalents and restricted short-term investments totaled $184.5 million and $161.9 million, respectively and consisted of $0.4 million related to deposits designated to fund remediation costs associated with a sold property; $13.2 million and $23.1 million, respectively, related to amounts contractually required by various other projects and primarily dedicated to the payment of suppliers; $0.2 million and $0.3 million, respectively, related to insurance loss reserves; $138.7 million and $138.1 million, respectively, related to cash secured letters of credit and $32.0 million related to investments held in trust to satisfy obligations under our non-qualified deferred compensation plans at November 30, 2009. We are able to access the $138.7 million cash we posted to secure letters of credit by delivering to the third party new letters of credit. At November 30, 2009, we had sufficient capacity under our Credit Facility to reissue letters of credit enabling us to access the $138.7 million in cash posted in lieu of letters of credit.
Note 4 — Accounts Receivable, Concentrations of Credit Risk and Inventories
Accounts Receivable
Our accounts receivable, net, were as follows (in thousands):

	November 30, 2009	August 31, 2009
Trade accounts receivable, net	$682,189	$671,324
Unbilled accounts receivable	12,929	11,382
Retainage	151,247	133,156

Total accounts receivable, including retainage, net	$846,365	$815,862

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2009	$28,269
Provision	3,544
Write offs	(1,524)
Other	(274)

Ending balance, November 30, 2009	$30,015

Included in our trade accounts receivable at November 30, 2009 and August 31, 2009, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ from amounts currently recorded.
Concentrations of Credit
Amounts due from U.S. government agencies or entities were $132.3 million and $110.3 million at November 30, 2009 and August 31, 2009, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts includes $236.2 million and $217.1 million at November 30, 2009 and August 31, 2009, respectively, related to U.S. government agencies and related entities.

Inventories
Major components of inventories were as follows (in thousands):

	November 30, 2009			August 31, 2009
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$13,421	$105,281	$118,702	$13,940	$110,469	$124,409
Work in Process	2,360	37,976	40,336	2,778	40,923	43,701
Finished Goods	93,494	—	93,494	94,174	—	94,174

	$109,275	$143,257	$252,532	$110,892	$151,392	$262,284

Note 5 — Equity Method Investments
We execute certain contracts with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a variable interest entity (VIE) as defined by ASC 810, the joint venture is consolidated in accordance with ASC 810. If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected on one line in the consolidated statement of operations.
Equity Method Investments
Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our investment in Westinghouse (“Investment in Westinghouse”). On October 16, 2006, we acquired a 20% equity interest (“Westinghouse Equity”) in two companies, which, together with their subsidiaries, are collectively referred to as the Westinghouse Group (“Westinghouse”) for approximately $1.1 billion. We financed this investment partially through our subsidiary Nuclear Energy Holdings, LLC (NEH), issuing limited recourse to us (except NEH) Japanese Yen (JPY)-denominated bonds (“Westinghouse Bonds”) for U.S Dollar (USD) equivalent of approximately $1.0 billion. The various agreements are described in Note 6 of our 2009 Form 10-K.
In connection with our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements (“Put Option”) with Toshiba Corporation (“Toshiba”), providing us the option to sell to Toshiba all or part of our Westinghouse Equity during a defined “Exercise Period.” Per the Put Option, the Exercise Period commenced upon the occurrence of a “Toshiba Event” which is caused by, among other things, certain Toshiba financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth of JPY 800 billion. Due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option.
Under GAAP, the Put Option is not considered a free-standing financial instrument or a derivative instrument and consequently, is not separated from our equity investment in Westinghouse. Therefore, neither the Put Option nor its foreign currency component are revalued at current exchange rates. However, the JPY-denominated Westinghouse Bonds must be revalued at each quarter’s end to USD at current exchange rates.
See Note 7 —Debt and Revolving Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, and us on a calendar quarter basis with a March 31 fiscal year end. Consequently, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three months ended September 30, 2009 and September 30, 2008 are included in our financial results for the three months ended November 30, 2009 and 2008, respectively.

Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

	Three Months Ended
	September 30,	September 30,
	2009	2008
	(unaudited)	(unaudited)

Revenues	$1,109,438	$743,020
Gross profit	173,424	165,099
Income (loss) before income taxes	(3,963)	17,642
Net income (loss)	(3,000)	12,664
As part of our Investment in Westinghouse, we entered into shareholder agreements on October 4, 2006, that set a targeted minimum dividend of approximately $24.0 million annually for the first six years we hold our Westinghouse Equity. Under the shareholder agreements the shareholders are due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, they retain the right to receive this shortfall to the extent Westinghouse earns net income in the future. Our right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. Accordingly, we recognize net income only to the extent of our pro rata portion of Westinghouse’s actual earnings. We have received total dividends to date of $32.4 million, which does not include a dividend for Westinghouse’s fiscal year ended March 31, 2009.
Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership	November 30,	August 31,
	Percentage	2009	2009

Investment in Westinghouse	20%	$1,002,857	$1,008,442
Other	23% – 50%	20,015	21,295

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,022,872	$1,029,737

Earnings (losses) from unconsolidated entities, net of income taxes, for the three months ended November 30, 2009 and November 30, 2008, are summarized as follows (in thousands):

	Three Months Ended
	2009	2008
Investment in Westinghouse, net of income taxes of $(232) and $990, respectively	$(368)	$1,543
Other, net of income taxes of $131 and $(88), respectively	208	(139)

Total earnings from unconsolidated entities, net of income taxes	$(160)	$1,404

Note 6 — Goodwill and Other Intangible Assets
The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2009 to November 30, 2009 (in thousands):

	Fossil,
	Renewables
	& Nuclear	Maintenance	E&I	E&C	F&M	Total
Balance at August 31, 2009	$139,177	$42,027	$189,808	$112,575	$17,718	$501,305
Currency translation adjustments	—	—	—	177	449	626

Balance at November 30, 2009	$139,177	$42,027	$189,808	$112,752	$18,167	$501,931

We had tax-deductible goodwill of approximately $88.4 million and $92.1 million at November 30, 2009 and August 31, 2009, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2009	$43,954	$(23,534)	$2,016	$(1,479)
Adjustments	—	13	—	—
Amortization	—	(693)	—	(49)

Balance at November 30, 2009	$43,954	$(24,214)	$2,016	$(1,528)

The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2010	$2,079	$151
2011	2,772	202
2012	2,770	135
2013	2,766	—
2014	2,766	—
Thereafter	6,587	—

Total	$19,740	$488

Note 7 — Debt and Revolving Lines of Credit
Our debt (including capital lease obligations) as of November 30, 2009 and August 31, 2009, consisted of the following (in thousands):

	November 30, 2009		August 31, 2009
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchases of equipment; 0% to 1.3% interest; payments discounted at imputed rate of 5.9% interest; due September 2010 through April 2011	$14,813	$867	$10,610	$2,146
Notes payable on purchases of equipment; 5.2% to 6.0% interest; due June 2011 through July 2012, and paid in full October 2009	—	—	1,188	1,824
Other notes payable	806	1,060	2,805	2,277
Capital lease obligations	727	1,276	796	1,380

Subtotal	16,346	3,203	15,399	7,627
Westinghouse Bonds (see description below)	1,490,106	—	1,387,954	—

Total	$1,506,452	$3,203	$1,403,353	$7,627

Westinghouse Bonds
To partially finance our Investment in Westinghouse, in the first quarter of fiscal year 2007, our subsidiary NEH issued JPY-denominated Westinghouse Bonds for USD equivalent net proceeds of approximately $1.0 billion. The Westinghouse Bonds are limited recourse to us (except NEH) and are collateralized primarily by the Westinghouse Equity. At the same time, we entered into the JPY-denominated Put Option which, if exercised, requires Toshiba to pay us at least JPY 124.7 billion (approximately 97% of our original JPY-equivalent purchase price) which must be used to repay the Westinghouse Bonds.
As discussed in Note 5 — Equity Method Investments, Toshiba failed to maintain a minimum consolidated net worth of JPY 800 billion, which was a “Toshiba Event” under the Put Option and triggered the Exercise Period, allowing us to exercise the Put Option at any time through February 28, 2013. A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option, but due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option. To do so, a supermajority of the holders representing a majority of not less than an aggregate 75% of the principal amount outstanding, must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of holders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approve a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by holders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively an “Extraordinary Resolution”).

If we decide to exercise or an Extraordinary Resolution directs an exercise of the Put Option following a Toshiba Event, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $49.2 million using exchange rates at November 30, 2009) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. If the Put Option expires unexercised on February 28, 2013, we will be required to repay the Westinghouse Bonds using some combination of internally generated cash flows, additional or new borrowings or proceeds from the issuance of equity. We may not be able to obtain credit in the future on terms similar to the terms reflected in the Westinghouse Bonds should we elect to pursue such financing.
In connection and concurrent with the acquisition of our Investment in Westinghouse, we also executed a Commercial Relationship Agreement (CRA) with Toshiba that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP1000TM nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. Neither our nor Toshiba’s obligations under the CRA will be affected should we exercise the Put Option at the direction of an Extraordinary Resolution through its expiration in 2013.
The Westinghouse Bonds are as follows (in thousands):

	November 30,	August 31,
	2009	2009
Westinghouse Bonds, face value JPY 50.98 billion due March 15, 2013; interest only payments; coupon rate of 2.20%	$426,875	$426,875
Westinghouse Bonds, face value JPY 78 billion due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.50% and 0.60% at November 30, 2009 and August 31, 2009, respectively)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	410,106	307,954

Total Westinghouse debt	$1,490,106	$1,387,954

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At November 30, 2009 and August 31, 2009, the fair value of the swap totaled approximately $31.4 million, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended November 30, 2009.
Credit Facility
On April 25, 2005, we entered into a five year $450.0 million Senior Secured Credit Facility (“Facility”), which we have subsequently amended from time to time. From the effective date, the Facility was available for issuing performance letters of credit and financial letters of credit and was available for revolving credit loans. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type.
On September 24, 2009, we entered into the Amended and Restated Credit Agreement (“Restated Agreement”) with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduce the amount otherwise available for borrowing under the Facility. The Restated Agreement included new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitment. Accordingly, the Restated Agreement contemplates three groups of lenders, the “2010 Lenders”, the “2011 Lenders” and the “2012 Lenders”, with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Agreement makes available $1,214.0 million in commitments through April 25, 2010 (up from $1,053.0 million), $1,095.0 million from April 26, 2010 through April 25, 2011 (up from $874.0 million), and $1,000.0 million from April 26, 2011 through October 25, 2012, a period in which there had been no previous commitments. The Facility is available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures and general corporate purposes. See Note 8 of our 2009 Form 10-K for additional information on the Restated Agreement.

The following table presents the outstanding and available amounts under our Facility at November 30, 2009 (in millions):

Total Facility	$1,214.0
Less: outstanding performance letters of credit	(390.7)
Less: outstanding financial letters of credit	(170.1)
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$653.2

At November 30, 2009, the portion of the Facility available for financial letters of credit and/or revolving credit loans was $653.2 million, representing the total Facility ($1,214.0 million at November 30, 2009) less outstanding letters of credit ($560.8 million at November 30, 2009.) Total fees associated with these letters of credit under the Facility were approximately $3.2 million for each of the three months ended November 30, 2009 and November 30, 2008.
Under the Restated Agreement, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Facility by Standard and Poor’s Rating Services or Moody’s Investor Services or, if the Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00% for the 2010 Lenders and the 2011 Lenders and LIBOR plus 2.5% to 4.25% for the 2012 Lenders; or (2) the defined base rate plus 0.00% to 0.50% for the 2010 Lenders and the 2011 Lenders and 1.0% to 2.75% for the 2012 Lenders. Although there were no borrowings at November 30, 2009, the interest rate that would have applied to any base rate borrowings under the Facility was 4.5%.
For the three months ended November 30, 2009, we recognized $0.9 million of interest expense associated with the amortization of financing fees related to our Facility, as compared to $0.8 million for the three months ended November 30, 2008. At November 30, 2009 and August 31, 2009, unamortized deferred financing fees related to our Facility were approximately $13.9 million and $5.0 million, respectively.
At November 30, 2009, we were in compliance with the financial covenants contained in the Facility.
Other Revolving Lines of Credit
Shaw Nass, a consolidated VIE located in Bahrain, has an available credit facility with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At November 30, 2009, Shaw Nass had no borrowings under its revolving line of credit and approximately $0.4 million in outstanding bank guarantees under the facility. The interest rate applicable to any borrowings is variable (1.31% at November 30, 2009) plus 2.25% per annum. We have provided a 50% guarantee related to this credit facility.
We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At November 30, 2009 and August 31, 2009, there were $24.7 million and $24.8 million of letters of credit outstanding under this facility, respectively.
A bank has extended to us a $50.0 million uncommitted, unsecured bilateral line of credit for issuing performance letters of credit in Saudi Arabia. Fees under this facility are paid quarterly. At November 30, 2009 and August 31, 2009, there were $29.8 million of letters of credit outstanding under this facility.
Note 8 — Income Taxes
Our consolidated effective tax rate was a 41% benefit as applied to the pre-tax loss for the first quarter of fiscal 2010. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.
The impact of significant discrete items is separately recognized in the quarter in which they occur. We recognize foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably.

We expect the fiscal 2010 annual effective tax rate, excluding discrete items, applicable to forecasted pre-tax income to be approximately 37%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.
We adopted the provisions of ASC 740-10, “Income Taxes,” effective September 1, 2007. Under ASC 740-10, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.
During the first quarter of fiscal 2010, unrecognized tax benefits decreased by $1.0 million due to a settlement and increased by additional tax provision of $0.2 million and accrued interest of $0.4 million. As of November 30, 2009, our unrecognized tax benefits were $51.7 million, of which $34.1 million would, if recognized, affect our effective tax rate.
Our subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Tax returns are also filed in certain jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate, thus, with few exceptions, we are no longer subject to U.S. (including federal, state and local) or foreign income tax examinations by tax authorities for years before fiscal year 2002. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different from the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.
Certain tax years are under audit by relevant tax authorities including, recently, an examination of our U.S. federal tax returns for fiscal years 2006-2008 by the Internal Revenue Service (IRS). We have extended the statute of limitations on our U.S. federal returns for the 2004 and 2005 fiscal years involved in an IRS appeal (see Note 11 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.
While the IRS appeal of fiscal years 2004 and 2005 may be concluded in the foreseeable future, and potentially in fiscal 2010, it is not possible at this time to estimate the impact of changes in unrecognized tax benefits over the next 12 months at this time.
Note 9 — Accumulated Other Comprehensive Income (Loss)
The after-tax components of accumulated other comprehensive income (loss) are as follows for the quarterly periods presented (in thousands):

		Equity in
		Westinghouse’s	Interest
		Pre-tax other	Rate Swap			Accumulated
	Foreign	Comprehensive	Contract on			Other
	Currency	Income (Loss),	JPY-	Pension	Unrealized	Comprehensive
	Translation	Net of	Denominated	Liability	Gain (Loss) on	Income
	Adjustments	Shaw’s tax	Bonds	Adjustments	Securities	(Loss)
Balance at August 31, 2008	$417	$26,060	$(5,360)	$(30,726)	$—	$(9,609)
Current Period Change	(15,258)	(27,210)	(7,273)	579	—	(49,162)

Balance at November 30, 2008	$(14,841)	$(1,150)	$(12,633)	$(30,147)	$—	$(58,771)

Balance at August 31, 2009	$(9,922)	$(54,657)	$(19,217)	$(38,170)	$—	$(121,966)
Current Period Change	2,444	(3,061)	(41)	982	242	566

Balance at November 30, 2009	$(7,478)	$(57,718)	$(19,258)	$(37,188)	$242	$(121,400)

The translation adjustments relate primarily to changes in the value of the USD in relation to other currencies such as the British Pounds Sterling (GBP), Mexican Pesos, Canadian Dollars and the Euro.
Note 10 — Share-Based Compensation
Restricted stock units totaling 547,707 shares were granted during the three months ended November 30, 2009, at a weighted-average per share price of $27.87 vesting over approximately four years. Restricted stock units totaling 2,339,651 shares were granted in the three months ended November 30, 2008, at a weighted-average per share price of $17.88, vesting over approximately three to four years. Of these, approximately 1,270,000 restricted stock units were classified as liability awards at November 30, 2008, due to the limited availability of shares under our share-based compensation plans. As a result of shareholder approval of the 2008 Omnibus Incentive Plan on January 29, 2009, these liability awards were modified for accounting purposes to be equity awards. On January 28, 2009, the price used to re-measure the liability awards was our closing stock price of $29.39, and the modified equity awards have a weighted-average price per share of $29.39.

During the three months ended November 30, 2009 and November 30, 2008, options for the purchase of 800,855 shares at a weighted-average price of $27.88 per share and 1,142,194 shares at a weighted-average price of $17.89 per share, respectively, were awarded, with vesting over approximately four years. The contractual lives of the awards during the three months ended November 30, 2009 are consistent with those of prior years. There were no significant changes in the assumptions or estimates used in the valuation of options awarded subsequent to our year-end August 31, 2009.
During the three months ended November 30, 2009 and November 30, 2008, options were exercised for the purchase of 18,027 shares at a weighted-average exercise price of $18.30 per share and 10,000 shares at a weighted-average exercise price of $4.19 per share, respectively.
For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2009 Form 10-K.
Note 11 — Contingencies and Commitments
Tax Matters
In connection with the IRS examinations of our U.S. federal tax returns for the 2002 through 2005 fiscal years, the IRS proposed certain adjustments relating to the sourcing of income to one of our overseas entities and to our U.S. parent company. We protested our disagreement with these adjustments and the related penalties to the Appeals level within the IRS for fiscal years 2002 through 2005 and have now resolved through fiscal year 2003 the amount of income to be recognized by our U.S. parent company. This agreement also effectively resolves the same matter for the 2004 and 2005 fiscal years. Other proposed adjustments to the 2004 and 2005 fiscal years, unrelated to this matter, have been protested to the Appeals level. These protested adjustments cover approximately $14.0 million of additional federal and state income tax for which the interest would begin running from fiscal 2007. Tax and interest accrual provisions have been made in our financial statements for the agreed adjustments in the two IRS audit cycles covering the 2002 through 2005 fiscal years and for uncertain tax provisions as discussed in Note 8 — Income Taxes.
In a separate matter, agreement was reached with the Louisiana Department of Revenue (LDR) whereby certain franchise tax for fiscal years 2001 through 2009 were resolved by payment of back tax and interest in October 2009. LDR will move to dismiss its claim for any additional franchise tax for fiscal years 2001 and 2002, and Shaw will likewise withdraw its refund claim for franchise tax for fiscal years 2001 and 2002, as well as a protective refund suit filed by Shaw for its 2009 franchise tax fiscal year.
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
We attempt to limit our exposure under the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to customers. We also have claims from customers as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts (see Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for further discussion).

Other Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured and cash collateralized) was $754.0 million and $790.3 million at November 30, 2009 and August 31, 2009, respectively. Of the amount of outstanding letters of credit at November 30, 2009, $583.8 million are performance letters of credit issued to our customers. Of the $583.8 million, five customers held $357.3 million or 61.2% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $117.5 million. Our borrowing capacity under our Facility is reduced by the aggregate amount of our outstanding letters of credit.
In the ordinary course of business, we enter into various agreements providing financial or performance assurances to customers on behalf of certain unconsolidated partnerships, joint ventures, consortiums or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of our estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.
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
In connection with a services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our customer before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the customer approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The customer further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the customer’s counterclaims. We have initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The proceedings in the U.S. District Court came to an end when the Court declined jurisdiction based on a finding of forum non conveniens. The customer has initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the customer prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.

In connection with an international fixed price contract executed by our Fossil, Renewables & Nuclear segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction, we filed a Request for Arbitration with the London Court of International Arbitration (LCIA). In the request, we currently seek claims of approximately $24.4 million in additional compensation from our client, the prime contractor on the project, related to delay and disruption, loss of profit on descoped areas and changed labor practices. In addition, we have requested additional compensation relative to remeasurements of quantities and scope variations from our client of approximately $14.5 million. On August 12, 2009, the client, who holds a $2.2 million performance letter of credit from us, filed its Statement of Defenses and Counterclaim. Although the Statement of Defenses contests most of our claims, in the submittal our client did concede three of our claims that have a total value of $12.5 million. The client’s counterclaim seeks an amount totaling approximately $26.0 million related to certain alleged costs associated with completing work that the client removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. The performance letter of credit was reduced from $4.3 million to $2.2 million effective June 19, 2009. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our statements of operations and cash flows. The USD value of the claims and our letter of credit stated herein fluctuate due to changes in the exchange rate of the GBP.
Our subsidiary, S&W, is nearing completion of work for Xcel Energy (d/b/a Public Service of Colorado) on Xcel’s Comanche project in Colorado. There are material claims by S&W against Xcel for contract changes relating to coordination of the work, delays and resulting impacts on our ability to perform. The resulting change order request submitted by S&W was denied. As a result, S&W filed a lawsuit, 2009-CV-6913, in the District Court, City and County of Denver, Colorado, against Xcel on July 14, 2009, seeking damages in excess of $71.0 million. Xcel counterclaimed, alleging nearly $56.0 million in damages or set-offs against S&W. We believe S&W has a sound legal and factual basis for its claims, and we expect a favorable resolution to these matters. However, the litigation could be lengthy, and if Xcel were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our financial statements.
See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for additional information related to our claims on major projects.
Environmental Liabilities
LandBank, a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $17.3 million of such real estate assets recorded in other assets on the accompanying balance sheet at November 30, 2009 as compared to $17.7 million at August 31, 2009. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At November 30, 2009, our E&I segment had $4.7 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.0 million at August 31, 2009.
Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share
Weighted average shares outstanding for the three months ended November 30, 2009 and November 30, 2008 were as follows (in thousands):

	Three Months Ended
	2009	2008
Basic	83,420	83,103
Stock options	—	—
Restricted stock	—	—

	83,420	83,103

The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three months ended November 30, 2009 and 2008 because they were anti-dilutive (in thousands):

	Three Months Ended
	2009	2008
Stock options	4,436	3,486
Restricted stock	2,826	986

Note 13 — Employee Benefit Plans
The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three months ended November 30, 2009 and November 30, 2008 (in thousands):

	Three Months Ended
	2009	2008
Service cost	$35	$520
Interest cost	2,089	2,159
Expected return on plan assets	(1,869)	(1,831)
Amortization of net loss	858	576
Other	9	9

Total net pension expense	$1,122	$1,433

We expect to contribute $12.8 million to our pension plans in fiscal year 2010. As of November 30, 2009, we have made $9.3 million in contributions to these plans.
Multi-employer Plans
We participate in various multi-employer pension plans under union and industry-wide agreements. Generally, these plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act (ERISA), a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.
Note 14 — Related Party Transactions
In January 2003, our subsidiary, S&W, was awarded a subcontract to perform engineering services (ESA) by Bernhard Mechanical Contractors, Inc. (BMC) for a cogeneration plant on Louisiana State University’s (LSU) campus. Our Chairman, President and Chief Executive Officer’s brother is an executive officer and a significant owner of BMC. The total consideration for the engineering services provided was approximately $2.0 million. In connection with the ESA, we entered into an assignable guaranty agreement (Guaranty) with BMC under which we agreed, subject to several conditions precedent, to guarantee possible BMC obligations that could be owed by BMC to LSU pursuant to a separate performance-based services and equipment contract. BMC and LSU are engaged in protracted litigation, in which among many claims and counterclaims, LSU alleges that BMC provided a faulty design for a gas-fired turbine. On December 23, 2009, BMC filed a third party demand against S&W for contribution and indemnification in the event BMC is found liable for any damages relating to the turbine design, plans or specifications S&W may have provided under the ESA. Also on December 23, 2009, BMC filed an arbitration demand against S&W asserting the same claims. S&W denies any liability to BMC and will answer these pleadings accordingly. We do not believe the litigation will affect the probability of our obligation to make a payment under the Guaranty, which we believe remains remote.
Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse (see Note 5 — Equity Method Investments).
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

We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different from the original contract value. While the terms of such contracts indicate costs are to be reimbursed by our customers, we typically process change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders. While we have no history of significant losses on this type of work, potential exposure exists relative to costs incurred in excess of agreed upon contract value.
Unapproved Change Orders and Claims
Our consolidated revenues include amounts for unapproved change orders and claims on projects recorded on a percentage-of-completion basis. For the three months ended November 30, 2009 and 2008, unapproved change orders and claims included in revenues increased (decreased) by approximately $(7.2) million and $18.1 million, respectively.
The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at November 30, 2009 and 2008, respectively, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year	Fiscal Year
	2010	2009
Amounts included in project estimates-at-completion at September 1	$222.9	$63.6
Changes in estimates-at-completion	0.7	24.9
Approved by customer	(14.4)	(14.3)

Amounts included in project estimates-at-completion at November 30	$209.2	$74.2

Amounts accrued in revenues (or reductions to contract costs) on a total project basis at November 30	$79.7	$62.2

Included in our project estimates-at-completion at November 30, 2009 and shown in the table above are expected cost recoveries associated with a claim of approximately $100.0 million for price adjustments on a new construction project. To date, we have recorded approximately $1.7 million in revenue in our financial statements, which is reflected in the “Amounts accrued in revenues” above. The remainder of these costs is expected to be incurred over the life of the contract. While the client has disputed the period covered in the calculation of the price adjustment, we believe we are entitled to the amount claimed under our existing contract with the client.
In addition, we have incorporated in our project estimate-at-completion approximately $65.8 million related to unapproved change orders associated with permitting delays on a coal-plant construction project. Of this amount, we have recorded approximately $27.5 million based on percentage completion accounting, which is included in the “Amounts accrued in revenues” in the above table.
The difference between the amounts included in project estimates-at-completion (EAC) used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts are the forecasted costs for work which has not yet been incurred (i.e. remaining percentage-of-completion revenue to be recognized on the related project).
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
Also included in unapproved change orders and claims are two matters currently in arbitration or litigation. See Note 11 — Contingencies and Commitments for additional information.
In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs approximately $25.8 million, based on percentage completion accounting, in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy.
Should we not prevail in these matters, the outcome could have an adverse effect on our statement of operations and statement of cash flows.

Project Incentives
Our contracts contain certain incentive and award fees that provide for increasing or decreasing our revenue based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees provides that all components of contract revenues, including probable incentive payments such as performance incentives and award fees, should be considered in determining total estimated revenues.
Our revenue EACs include an estimate of amounts that we expect to earn if we achieve a number of agreed upon criteria. At November 30, 2009 and August 31, 2009, our project estimates included $33.0 million and $32.9 million, respectively, related to estimated achievement of these criteria. On a percentage-of-completion basis, we have recorded $29.6 million and $29.4 million of these estimated amounts in revenues for the related contracts and equal amounts in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets based on our progress as of November 30, 2009, and August 31, 2009, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.
Note 16 — Business Segments
Our reportable segments are Fossil, Renewables & Nuclear; Maintenance; Environmental & Infrastructure (E&I); Energy and Chemicals (E&C); Fabrication and Manufacturing (F&M); Investment in Westinghouse and Corporate.
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
The Investment in Westinghouse segment includes our Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Notes 5 and 7 for additional information with respect to the circumstances in which the Westinghouse Bond holders may direct us to exercise the Put Option and sell the Westinghouse Equity to Toshiba.
The Corporate segment includes corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property and equipment related to the corporate facility and certain information technology costs.

Our segments’ revenues, gross profit and income (loss) before income taxes and earnings from unconsolidated entities for the three months ended November 30, 2009 and November 30, 2008 were as follows:

	Three Months Ended
(In millions, except percentages)	2009	2008

Revenues:
Fossil, Renewables & Nuclear	$579.5	$676.6
Maintenance	293.4	334.1
E&I	528.3	401.4
E&C	339.3	321.7
F&M	117.9	164.7
Corporate	0.1	1.9

Total revenues	$1,858.5	$1,900.4

Gross profit:
Fossil, Renewables & Nuclear	$33.0	$51.8
Maintenance	20.2	11.7
E&I	47.5	34.5
E&C	34.2	52.4
F&M	20.7	35.7
Corporate	(0.9)	2.0

Total gross profit	$154.7	$188.1

Gross profit percentage:
Fossil, Renewables & Nuclear	5.7%	7.7%
Maintenance	6.9	3.5
E&I	9.0	8.6
E&C	10.1	16.3
F&M	17.6	21.7
Corporate	NM	NM
Total gross profit percentage	8.3%	9.9%

Income (loss) before income taxes and earnings from unconsolidated entities:
Fossil, Renewables & Nuclear	$18.4	$35.9
Maintenance	17.5	8.3
E&I	30.4	18.6
E&C	22.2	41.8
F&M	12.6	30.4
Investment in Westinghouse	(111.7)	(171.2)
Corporate	(16.5)	(22.0)

Total income (loss) before income taxes and earnings from unconsolidated entities	$(27.1)	$(58.2)

NM — Not Meaningful
Our segments’ assets were as follows:

	November 30,	August 31,
(In millions)	2009	2009
Assets
Fossil, Renewables & Nuclear	$1,761.3	$1,629.9
Maintenance	201.6	180.7
E&I	1,054.5	1,002.8
E&C	817.4	853.4
F&M	690.7	698.0
Investment in Westinghouse	1,193.1	1,171.2
Corporate	839.1	846.9

Total segment assets	6,557.7	6,382.9
Elimination of investment in consolidated subsidiaries	(412.1)	(412.1)
Elimination of intercompany receivables	(418.1)	(414.0)
Income taxes not allocated to segments	0.4	0.4

Total consolidated assets	$5,727.9	$5,557.2

Major Customers
Revenues related to U.S. government agencies or entities owned by the U.S. government were $465.2 million for the three months ended November 30, 2009, representing approximately 25% of our total revenues. For the three months ended November 30, 2008, we recorded revenues related to the U.S. government of approximately $324.6 million, representing approximately 17% of our total revenues. These revenues were primarily related to work performed in our E&I segment.

Note 17 — Fair Value Measurements
We follow the authoritative guidance for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures in our condensed consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value.
The three levels of inputs that may be used are:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Significant unobservable inputs that are not corroborated by market data.
There have been no material changes to the valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet as disclosed in our 2009 Form 10-K.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information as of November 30, 2009, about our financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$399,374	$—	$399,374	$—
Stock and bond mutual funds	9,019	9,019	—	—
U.S. government, agency and corporation securities	27,134	—	27,134	—
Foreign government and foreign government guaranteed securities	33,912	—	33,912	—
Corporate notes and bonds	270,940	—	270,940	—
Foreign exchange

Total	$740,380	$9,019	$731,361	$—

Liabilities:
Interest rate swap liability	$31,435	$—	$31,435	$—

Derivatives Not Designated as Hedging Instruments
Foreign currency forward assets	$1,633	$—	$1,633	$—
Foreign currency forward liabilities	$9	$—	$9	$—

Location and Amount of Gain (Loss)
Recognized in Income on Derivatives
Three Months Ended
November 30, 2009

Derivatives Designated as Hedging Instruments
Interest rate swap liability	Other comprehensive income - See Note 9 - Accumulated Other Comprehensive Income (Loss)
Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	Other foreign currency transaction gains (losses), net $0.8 million
We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the firm’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 7 —Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.

We manage our currency exposures with foreign currency derivative instruments denominated in our major currencies, which are generally the currencies of the countries for which we do the majority of our international business. We utilize derivative instruments to manage the foreign currency exposures related to specific assets and liabilities that are denominated in foreign currencies and to manage forecasted cash flows denominated in foreign currencies generally related to engineering and construction projects. Our counterparties to these instruments are major U.S. banks. These currency derivative instruments are carried on the consolidated balance sheet at fair value and are based upon market observable forward exchange rates and forward interest rates.
We value derivative assets by discounting future cash flows based on currency forward rates. The discount rate used for valuing derivative assets incorporates counterparty credit risk, as well as our cost of capital. Derivative liabilities are valued using a discount rate that incorporates our credit risk.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Effective September 1, 2009, we adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the first quarter of fiscal year 2010, we did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
Note 18 — Supplemental Cash Flow Information (in thousands)

	Three Months Ended
	November 30,	November 30,
	2009	2008
Non-cash investing and financing activities:

Additions to property, plant and equipment	$17,551	$—

Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $25 and $4,669, respectively	$41	$7,273

Equity in Westinghouse’s accumulated other comprehensive income, net of deferred tax of $(1,924) and $(17,470), respectively	$(3,061)	$(27,210)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•	the continued depressed global economic conditions;
•	changes in demand for our products and services;
•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;
•	changes in the nature of the individual markets in which our customers operate;
•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;
•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;
•	ability of our customers to unilaterally terminate our contracts;
•	our ability to collect funds on work performed for domestic and foreign government agencies and private sector customers that are facing financial challenges;
•	delays and/or defaults in customer payments;
•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;
•	the failure to meet schedule or performance requirements of our contracts;
•	our dependence on one or a few significant customers, partners, subcontractors and equipment manufacturers;
•	potential contractual and operational costs related to our environmental and infrastructure operations;
•	risks associated with our integrated environmental solutions businesses;
•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;
•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;
•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;
•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems including union contracts up for collective bargaining;
•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;
•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;
•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;
•	the limitation or modification of the Price-Anderson Act’s indemnification authority;
•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;
•	protection and validity of patents and other intellectual property rights;
•	risks related to our Investment in Westinghouse;
•	changes in the estimates and assumptions we use to prepare our financial statements;
•	our use of the percentage-of-completion accounting method;
•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;
•	our ability to obtain waivers or amendments with our lenders or sureties or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our credit facility or surety indemnity agreements;
•	covenants in our Restated Credit Agreement that restrict our ability to pursue our business strategies;
•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our credit facility;
•	outcomes of pending and future litigation and regulatory actions;
•	downgrades of our debt securities by rating agencies;
•	foreign currency fluctuations;
•	our ability to successfully identify, integrate and complete acquisitions;
•	liabilities arising from multi-employer plans entered into by any of our subsidiaries;
•	a determination to write-off a significant amount of intangible assets or long-lived assets;
•	changes in the political and economic conditions of the foreign countries where we operate;
•	significant changes in the market price of our equity securities;
•	provisions in our articles of incorporation, by-laws and shareholder rights agreement that could make it more difficult to acquire us and may reduce the market price of our common stock;
•	the ability of our customers to obtain financing to fund their projects;
•	the ability of our customers to receive or the possibility of our customers being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Fossil, Renewables & Nuclear segment; and
•	the U.S. administration’s support of the nuclear power option and loan guarantee program.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our 2009 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.
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
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discusses our financial position at November 30, 2009, and the results of our operations for the three months ended November 30, 2009, and should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2009 Form 10-K.
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
Currently, we are organized under the following reportable segments:
•	Fossil, Renewables & Nuclear
•	Maintenance
•	Environmental & Infrastructure (E&I)
•	Energy & Chemicals (E&C)
•	Fabrication & Manufacturing (F&M)
•	Investment in Westinghouse
•	Corporate
Fossil, Renewables & Nuclear Segment
Our Fossil, Renewables & Nuclear segment provides a range of services, including design, engineering, construction, procurement, technology and consulting services, primarily to the fossil, renewables and nuclear power generation industries.
Nuclear Power Generation. During the first nine months of 2009, approximately 20% of the electric power generated in the U.S. was from nuclear power plants. We provide a wide range of technical services to meet the demands of this growing sector, including engineering, design, procurement, construction and project management that support the domestic and international nuclear power markets. As part of the Westinghouse CRA, we have been awarded a technical services contract for four AP1000 nuclear power units in the People’s Republic of China (China) and three EPC contracts to build six domestic AP1000 units — two each for Georgia Power, South Carolina Electric & Gas and Progress Energy. We recently reached several international milestones including supervising the placement of the first nuclear concrete and the first major structural module at the world’s first AP1000 nuclear power plant at the Sanmen nuclear power plant in China’s Zhejiang province. While it is unclear what impact current economic conditions might have on the timing or financing of such projects, we expect that our existing base of nuclear services work, combined with our collaboration with Westinghouse and its majority owner Toshiba on new nuclear plant work, should position us to capitalize on the long-term growth within this industry.

Clean Coal-Fired Generation. The U.S. has significant coal reserves and during the first nine months of 2009, approximately 44% of electric power generated in the U.S. comes from coal-fired power plants. Electric power companies in the U.S. have historically pursued construction of new coal-fired power plants, because, although coal-fired capacity is capital intensive to build, it generally has relatively lower operating costs as compared to other fossil fuels. Recently, however, uncertainty surrounding potential regulations targeting carbon emissions, as well as the global economic downturn and low natural gas prices, have caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe that coal will continue to be a significant component of future domestic energy generation, and we intend to continue positioning our resources to capture a significant market share of any new build or expansion projects.
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
Gas-Fired Generation. During the first nine months of 2009, approximately 24% of the electric power generated in the U.S. was generated by natural gas-fired power plants. We continue to observe renewed interest in gas-fired electric generation as electric utilities and independent power producers look to diversify their options. In many states, recent initiatives to reduce carbon dioxide and other greenhouse gas emissions and immediate demand for additional electric power generation capacity seem to be stimulating renewed demand for gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but tend to have comparatively higher and potentially more volatile operating costs. In addition, gas fired generation has the potential to complement wind, solar and other alternative generation facilities because gas fired facilities can be brought on-line quickly to smooth the inherently variable generation of these alternative energy sources. We expect power producers to increase capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain low for some time because of gas field development projects in the U.S. as well as potential liquefied natural gas (LNG) imports. Although the effect of current economic conditions on the timing or financing of such projects is unclear, we expect that gas-fired power plants will continue to be an important component in the development of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this market.
Renewable Energy Generation. During the first nine months of 2009, approximately 4% of the electric power generated in the U.S. was from renewable sources such as biomass, geothermal, solar, wind and other energy sources. We are actively pursuing international and domestic projects using a variety of renewable energy technologies, including geothermal, biomass and solar. Although the current economic climate and uncertainty of climate-control legislation have slowed development of many of these projects, we believe renewable energy projects will likely be a significant part of the energy market in the near future.
Maintenance Segment
Our Maintenance segment is a market leader, providing a full range of integrated asset life cycle capabilities that complement our power and process industrial EPC services. We provide clients with reliability engineering, plant engineering, turnaround maintenance, refueling outage maintenance, routine maintenance, modifications, capital construction, off-site modularization, offshore fabrication, support and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial facilities, as well as offer predictive and preventative maintenance. We offer comprehensive services to clients in combinations that increase capacity, reduce expenditures and optimize cost to enable the highest return on critical production assets within their facilities. Maintenance segment services are provided at client work sites located primarily in North America.

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
Fossil Plant Maintenance and Modifications. We offer fossil plant maintenance services for energy generation facilities in North America. Our nuclear refueling outage expertise, paired with our construction planning and execution skills, give us the ability to expand in this market as energy demand continues to increase.
Chemical Plant/Refinery Maintenance and Capital Construction. We have a continuous presence in various U.S. field locations serving alternative energy, petrochemicals, specialty chemicals, oil and gas, manufacturing and refining markets. Our Maintenance segment also includes a capital construction component serving a variety of customers in various industries, including existing chemicals and petrochemicals clients as well as power customers. Our construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.
In addition to our varied spectrum of maintenance and construction work, we have a strong resume of substantial rebuild projects. We successfully mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes. Our successful project completions include major petrochemicals, nuclear power, natural gas processing and refining facilities in the Gulf Coast region.
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
Design-Build. We execute all design-build phases using our proficiencies in engineering, design, operations, construction and construction management for large infrastructure projects. Our current hurricane protection project in New Orleans, Louisiana, is the largest design-build domestic civil works project ever undertaken by the U.S. Army Corps of Engineers (USACE). Also, the U.S. Department of Energy (DOE) contracted us, through our joint venture Shaw Areva Mox Services, LLC, to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, South Carolina, a first-of-a-kind facility in the U.S. to process weapons-grade plutonium into nuclear fuel. As part of our sustainability efforts, we help our clients achieve Leadership in Energy and Environmental Design certification for facilities by using green building practices. We continue to develop engineering, design and construction strategies to promote the use of sustainable development techniques. Some of those strategies include retrofitting buildings for energy efficiency and weatherizing structures, with the goal of providing a return on investment for our clients.
Environmental Remediation. We have extensive experience in environmental remediation for both government and private-sector clients, including those in the chemical, energy, real estate, manufacturing and transportation fields. We have executed many complex remediation and restoration projects for the U.S. government, including remediating military bases with unexploded ordnance exposure and residual fuel and chemical contamination, as well as former nuclear weapons production and atomic testing sites. Our technological capabilities, such as laboratory assessments, field-testing and analysis, support a wide range of client needs, including but not limited to groundwater modeling, contaminant transport and soil washing. We hold patented technologies in the bioaugmentation field, implementing microbial culture techniques to remediate groundwater contaminants, and spearheading the use of ozone, a common element in the earth’s atmosphere, to eliminate organic contaminants.

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
Other Federal Services. We offer program management, operations, engineering, design, construction, consulting and technology-based solutions to help various U.S. government clients including DOE, USACE, the Department of Defense (DoD), the EPA, Federal Transit Administration (FTA) and Federal Emergency Management Agency (FEMA) meet goals and manage challenges associated with the operation of large federal facilities and programs. Our core services include environmental remediation and restoration, regulatory compliance, facilities management and operations and emergency response services. Environmental restoration activities support client compliance with government requirements such as the Comprehensive Environmental Response Compensation and Liability Act, also known as the Superfund law, and the Resource Conservation and Recovery Act. Additionally, we support our clients’ efforts to comply with Clean Water Act, Clean Air Act and Toxic Substances Control Act requirements. We are a significant service provider for U.S. government operations at the EPA Test and Evaluation facility and other National Risk Management Research Laboratory facilities, where we provide operational support and research services.
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
In the last year, the refining sector slowed with the economic downturn, and shrinking margins led to reduced investments. The Middle East appears to be the strongest region for future growth, where oil producers are striving to own more of the supply chain by also exporting finished oil products and even petrochemicals. In the U.S., refinery utilization is decreasing, but reconfiguration of refineries to produce cleaner fuels and meet environmental legislation may create new opportunities for our services. In Europe, we expect strong diesel demand to drive investment decisions.
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
Upstream. Upstream has been successful in winning project management consultancy (PMC) work in the offshore sector and is currently pursuing additional onshore opportunities in the Middle East. In response to the rising global demand for liquefied petroleum gas (LPG), production is forecast to increase dramatically by 2012, mainly in the Middle East and North Africa. We are active in this market, with recent awards for front-end engineering design (FEED) and detailed engineering services for an LPG project in Algeria.
Syngas (short for synthesis gas), a clean gas that can be used for power generation or converted to substitute natural gas (SNG) or high value clean fuels has characteristics which make it an attractive future fuel source. Syngas can be produced through a number of processes including coal gasification and steam reforming of natural gas or liquid hydrocarbons. This area may grow with rising demand for electricity and the push for reductions in greenhouse gas emissions, especially carbon dioxide, and we are pursuing opportunities in this growing business.
Consulting. We offer consulting services to the energy, power, process, petrochemical, refining and government market segments, as well as to the broader investment and financial community. Previously known as Stone & Webster Management Consultants, the business name was changed to Shaw Consultants International in 2009. It originally was founded in Boston more than 100 years ago.
The global economic downturn has slowed the pace of new consulting engagements, as operating companies and the financial community experienced uncertainty regarding project finance availability and hydrocarbon and energy pricing. However, we expect consulting activity to increase during the early stages of the anticipated economic recovery in 2010.

F&M Segment
We believe our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries.
We provide support and work for both external clients and our internal business units. F&M provides pipe and structural steel fabrication for projects such as the E&I segment’s DOE work and several of the Fossil, Renewables & Nuclear segment’s power projects, as well as the E&C segment’s largest current project. Our F&M segment is nearing completion on a new facility that will assemble modules for the construction of nuclear power plants.
Pipe Fabrication. We fabricate fully integrated piping systems for heavy industrial clients around the world. We believe our expertise and proven capabilities in furnishing complete piping systems to a global market have positioned us among the largest suppliers of fabricated piping systems for power generation facilities in the U.S. and worldwide. Piping systems are normally on the critical path schedule for heavy industrial plants that convert raw or feedstock materials to products and piping system integration accounts for a significant portion of the total man-hours associated with constructing power generation, chemical and other processing facilities.
We fabricate complex piping systems using carbon steel, stainless, nickel, titanium and aluminum pipe. We fabricate the pipe by cutting it to specified lengths, welding fittings, flanges or other components on the pipe and/or bending the pipe to precise client specifications using our unique pipe-bending technology. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated and efficient pipe bending technology of its kind. We utilize the Cojafex technology and related equipment to bend carbon steel and alloy pipe for industrial, commercial and architectural applications. Delivering pipe bent to client specifications can provide significant savings in labor, time and material costs compared to field fabrication and greater strength than pipes and fittings welded together.
Additionally, we implemented a robotics program that we believe results in increased productivity and quality levels. By utilizing robotics, as well as automated and semi-automated welding processes and production technology, we are able to provide our clients a complete range of fabrication services.
We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela and through a joint venture in Bahrain. Our South Carolina facility is certified to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers certification.
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
Module Facility. We are constructing and expect to begin operations of a modular facility in Lake Charles, Louisiana in early fiscal year 2010. The Shaw Modular Solutions facility is believed to be the first of its kind in the U.S. and will build modules for the construction of domestic AP1000 nuclear power plants. The new facility will utilize our industry-leading technologies and our proprietary operations management systems. We have received orders for the first six nuclear reactors to be built domestically in more than 30 years, all of which are designed to use AP1000 technology and will have modules fabricated in our Lake Charles facility.

Investment in Westinghouse Segment
Our Investment in Westinghouse segment includes a 20% equity interest in Westinghouse. We financed our Westinghouse Equity purchase from Toshiba partially through our subsidiary NEH issuing limited recourse to us (except NEH) JPY-denominated bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power. We believe that Westinghouse products and services are being used in approximately half of the world’s operating nuclear plants, including 60% of those in the U.S. Internationally, Westinghouse technology is being used for six reactors under construction in South Korea, and four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.
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
The Westinghouse segment financial results continue to experience significant volatility as a result of the effect of foreign currency exchange rate fluctuations on the value of the Westinghouse Bonds. The Westinghouse Bonds are JPY-denominated, limited recourse to us (except NEH) and, under GAAP, are revalued for financial reporting purposes to USD at the exchange rate in effect on the last day of the quarter. Our option to sell the Westinghouse Equity to Toshiba for a minimum amount of JPY provides us with a natural hedge against fluctuations in the exchange rate associated with the Westinghouse Bonds. However, unlike the Westinghouse Bonds, the Put Option is not revalued to current exchange rates under GAAP. Consequently, at each quarter end we recognize, for financial reporting purposes, a loss or gain on the revaluation of the Westinghouse Bonds based upon the JPY/USD exchange rate then in effect but do not recognize what would be the offsetting gain or loss on the revaluation of the Put Option. As a result, our statement of operations frequently contains significant earnings volatility.
For additional information, see Note 5 — Equity Method Investments and Note 7 — Debt and Revolving Lines of Credit included in Part I, Item 1 — Financial Statements and in “Liquidity” below.
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

Overview of Results and Outlook
We generated strong operating income during the first quarter of fiscal year 2010 driven by the operating performance of our major business segments. Our E&I segment continued its excellent performance on its major U.S. government contracts, while execution improved on the EPC contracts for fossil fuel fired power projects. Earnings also improved in our Maintenance segment driven by strong performance and higher margins on outage work executed at existing nuclear power plants. While our E&C and F&M segments continued to perform well from an operational perspective, earnings declined as expected because of the reduced volumes of new awards received during fiscal year 2009. We believe the global economic slowdown delayed or altered client investment decisions during fiscal year 2009 for new refinery, petrochemical and chemical projects. Our consolidated earnings were adversely impacted by a $102 million non-operating, non-cash, foreign exchange translation loss in our Investment in Westinghouse segment resulting from translating the Westinghouse Bonds from JPY to USD for financial reporting purposes. The JPY/ USD exchange rate was 86.6 at November 30, 2009, the highest the JPY has been in comparison to the USD since we made our investment in Westinghouse. Finally, we continue to generate significant operating cash flow, which contributed to another record cash balance.
Our Fossil, Renewables & Nuclear segment’s financial results reflect the continued execution of a number of EPC projects for new coal and gas-fired power plants, a number of projects targeting emission reductions at existing coal-fired power plants, and a services contract for four new AP1000 reactors in China. Work on our domestic AP1000 nuclear power projects continues to ramp up, but these efforts are not yet contributing meaningfully to the company’s overall financial results.
Our Maintenance segment had a very solid first quarter fiscal year 2010 performance. While the first and third quarters of our fiscal year are typically stronger for Maintenance than the second and fourth quarters, results for this quarter were driven by higher margins in the power and construction sectors.
Our E&I segment generated strong revenue and earnings, primarily driven by increased volume in our federal sector and improved execution throughout the business. Construction activity on a hurricane protection project for the USACE in southeast Louisiana and our MOX project for the DOE in South Carolina continue to drive E&I’s earnings. U.S. government spending remains strong and the E&I segment is well positioned to benefit from an expected increase in government spending throughout 2010 under the American Recovery and Reinvestment Act of 2009 (ARRA).
Our E&C segment’s results declined from the levels seen in fiscal year 2009, reflecting the impact of lower bookings throughout the previous year. While E&C continues to successfully execute projects in its backlog, a majority of the high-margin engineering services contracts that drove record earnings in fiscal 2009 have now been completed. Nonetheless, we remain optimistic that bookings will increase towards the second half of fiscal 2010 if, and to the extent, the economy experiences a recovery.
Our F&M segment’s results also declined from the levels experienced in fiscal year 2009, as F&M experienced margin pricing pressure and a reduction in new bookings throughout fiscal 2009 (excluding the transfer of nuclear scope from our Fossil, Renewables & Nuclear segment). However, our new state-of-the-art module facility in Lake Charles, Louisiana continues to progress toward initial operations, and the nuclear work is expected to begin impacting financial results in late 2010.
During the quarter, we generated $108.0 million in operating cash flow, driven primarily by milestone payments on our domestic AP1000 nuclear power projects, as well as strong cash flow from our E&I and F&M segments.
The global economic conditions and the reduced availability of credit pose risks to our businesses as clients may defer or cancel capital-intensive projects. We believe our strong backlog and our focus on working for high quality credit clients such as regulated electric utilities, the U.S. government and national and international oil companies helps to mitigate this risk, although we can provide no assurance in this regard. To the extent our clients’ ability to access the debt and equity markets are substantially constrained, their ability to finance projects would be adversely affected, which, in turn, could have a material adverse affect on our results of operations. In addition, our growing nuclear project portfolio will require us to make commitments to third party vendors or suppliers significantly greater than has been typical of our other projects to date. Any delays or failure by our clients to pay us on a timely basis could materially adversely affect our business. We are positioning ourselves to take advantage of additional work that may become available from the ARRA, but we are unable to predict how, when or to what extent this potential additional work may impact our operating results. For additional information about the risks and uncertainties that could impact our business, please see Part I, Item 1A — Risk Factors and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 2009 Form 10-K.

Consolidated Results of Operations
Consolidated Revenues:

(dollars in millions)	November 30, 2009	November 30, 2008	$ Change	% Change

Three months ended	$1,858.5	$1,900.4	$(41.9)	(2.2)%
Consolidated revenues declined slightly during the three months ended November 30, 2009 as compared to the prior fiscal year. While revenues in our E&I segment increased significantly, this increase was offset by lower revenues in the majority of our other operating segments as compared to the same period in the prior fiscal year.
Consolidated Gross Profit:

(dollars in millions)	November 30, 2009	November 30, 2008	$ Change	% Change

Three months ended	$154.7	$188.1	$(33.4)	(17.8)%
The decrease in our consolidated gross profit for the three months ended November 30, 2009 compared to the prior fiscal year was due primarily to lower margins in our E&C and F&M segments, as well as lower margins in our Fossil, Renewables & Nuclear segment, as many of the air quality control system projects that drove margins in the prior fiscal year are nearing completion. Offsetting these declines was increased gross profit in our E&I segment, due primarily to increased volume, as well as increased gross profit in our Maintenance segment.
See Segment Results of Operations for additional information describing the performance of each of our reportable segments.
Consolidated Selling, General & Administrative Expenses (SG&A):

(dollars in millions)	November 30, 2009	November 30, 2008	$ Change	% Change

Three months ended	$75.8	$73.1	$2.7	3.7%
Consolidated selling, general and administrative expenses increased for the three months ended November 30, 2009 as compared to the same periods in the prior fiscal year due primarily to increases in business development and proposal costs, partially offset by lower non-income related tax expense and lower utilization of contract labor as compared to the prior year period.
Consolidated Interest Expense:

(dollars in millions)	November 30, 2009	November 30, 2008	$ Change	% Change

Three months ended	$10.4	$11.6	$(1.2)	(10.3)%
Consolidated interest expense for the three months ended November 30, 2009 decreased primarily due to lower interest expense on our Japanese Yen-denominated bonds, including accretion and amortization.
Consolidated Income Taxes:

(dollars in millions)	November 30, 2009	November 30, 2008	$ Change	% Change

Three months ended	$(11.2)	$(22.7)	$11.5	50.7%
Our consolidated tax rate, based on income before income taxes, minority interest and earnings from unconsolidated entities, for the three months ended November 30, 2009 and 2008, was a benefit of 41% and 39%, respectively. We treat unrealized foreign currency gains and losses on the JPY-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in reliably estimating such gains and losses. For the three months ended November 30, 2009 and 2008, we recorded provisions for other discrete items totaling $0.4 million and $2.4 million, respectively, primarily for uncertain tax positions and other identified adjustments. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains or losses, the mix and amount of earnings in various tax jurisdictions, changes in certain non-deductible expenses and the provision for uncertain tax positions. We expect our fiscal 2010 annual effective tax rate, excluding discrete items, to be approximately 37%.

Consolidated Earnings from Unconsolidated Entities, net of income taxes:

(dollars in millions)	November 30, 2009	November 30, 2008	$ Change	% Change

Three months ended	$(0.2)	$1.4	$(1.6)	(114.3)%
The decrease in earnings from unconsolidated entities for the three months ended November 30, 2009, as compared to the same period in the prior fiscal year, was primarily due to lower earnings from our Investment in Westinghouse segment.
Consolidated Net Income (loss):

(dollars in millions)	November 30, 2009	November 30, 2008	$ Change	% Change

Three months ended	$(16.1)	$(34.1)	$18.0	52.8%
The increase in consolidated net income for the three months ended November 30, 2009, as compared to the prior fiscal year was due primarily to lower non-operating, non-cash foreign exchange translation losses from our Investment in Westinghouse segment. The current period’s non-operating non-cash foreign exchange translation loss is $102.3 million pre-tax, or $62.8 million after-tax, compared to a loss of $161.2 million pre-tax, or $98.2 million after tax, in the prior fiscal year.
Segment Results of Operations
The following comments and tables compare selected summary financial information related to our segments for the three months ended November 30, 2009 and 2008 (dollars in millions).

	Three Months Ended
	2009	2008	$ Change	% Change

Revenues:
Fossil, Renewables & Nuclear	$579.5	$676.6	$(97.1)	(14.4)%
Maintenance	293.4	334.1	(40.7)	(12.2)
E&I	528.3	401.4	126.9	31.6
E&C	339.3	321.7	17.6	5.5
F&M	117.9	164.7	(46.8)	(28.4)
Corporate	0.1	1.9	(1.8)	NM

Total revenues	$1,858.5	$1,900.4	$(41.9)	(2.2)%

Gross profit:
Fossil, Renewables & Nuclear	$33.0	$51.8	$(18.8)	(36.3)%
Maintenance	20.2	11.7	8.5	72.6
E&I	47.5	34.5	13.0	37.7
E&C	34.2	52.4	(18.2)	(34.7)
F&M	20.7	35.7	(15.0)	(42.0)
Corporate	(0.9)	2.0	(2.9)	NM

Total gross profit	$154.7	$188.1	$(33.4)	(17.8)%

Gross profit percentage:
Fossil, Renewables & Nuclear	5.7%	7.7%
Maintenance	6.9	3.5
E&I	9.0	8.6
E&C	10.1	16.3
F&M	17.6	21.7
Corporate	NM	NM
Total gross profit percentage	8.3%	9.9%

	Three Months Ended
	2009	2008	$ Change	% Change
Income (loss) before income taxes and earnings from unconsolidated entities:
Fossil, Renewables & Nuclear	$18.4	$35.9	$(17.5)	(48.7)%
Maintenance	17.5	8.3	9.2	110.8
E&I	30.4	18.6	11.8	63.4
E&C	22.2	41.8	(19.6)	(46.9)
F&M	12.6	30.4	(17.8)	(58.6)
Investment in Westinghouse	(111.7)	(171.2)	59.5	34.8
Corporate	(16.5)	(22.0)	5.5	NM

Total income (loss) before income taxes and earnings from unconsolidated entities	$(27.1)	$(58.2)	$31.1	53.4%

NM	— Not Meaningful.
The following table presents our revenues by geographic region generally based on the site location of the project for the three months ended November 30, 2009 and 2008.

	Three Months Ended
	2009		2008
	(In Millions)%		(In Millions)%
United States	$1,455.5	78%	$1,525.1	80%
Asia/Pacific Rim	269.0	15	204.8	11
Middle East	92.7	5	107.1	6
Canada	3.6	—	5.8	—
Europe	25.1	1	35.2	2
South America and Mexico	3.5	—	16.6	1
Other	9.1	1	5.8	—

Total revenues	$1,858.5	100%	$1,900.4	100%

Business Segment Analysis
Fossil, Renewables & Nuclear Segment
Our Fossil, Renewables & Nuclear segment continued to execute major electric power generation and air emission reduction projects across the globe. Reduced demand for electricity in the U.S. and the decline in the stock prices for electric utilities throughout much of 2009 continue to impact electric utilities’ access to capital and investment decisions. However, the segment’s EPC work on three contracts for six new AP1000 nuclear power reactors in the U.S. continues to ramp up. In addition, work continues on our services contract for four new AP1000 nuclear power reactors in China.
Revenues
Revenues decreased $97.1 million, or 14.4%, to $579.5 million for the three months ended November 30, 2009 from $676.6 million in the same period in the prior fiscal year. This decrease was due primarily to the nearing or reaching completion on several air quality control system projects. This decrease in revenues was partially offset by progress on gas-fired construction projects in the U.S., as well as work on nuclear AP1000 units both domestically and in China.
Gross profit and gross profit percentage
Gross profit decreased $18.8 million, or 36.3%, to $33.0 million for the three months ended November 30, 2009 from $51.8 million in the same period in the prior fiscal year. Our gross profit percentage decreased to 5.7% for the three months ended November 30, 2009 from 7.7% in the same period in the prior fiscal year. The decrease in our gross profit and gross profit percentage was primarily due to lower overall volume and profits associated with a reduction in air quality control system projects, partially offset by an increase in gas-fired construction projects in the U.S. and execution of the initial stages of our domestic nuclear power projects.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $17.5 million, or 48.7%, to $18.4 million for the three months ended November 30, 2009, from $35.9 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit described above along with an increase in selling, general and administrative expenses related to increased business development and proposal activities.
Maintenance Segment
Our Maintenance segment experienced stronger performance during the first quarter of fiscal 2010 as compared to the same period of fiscal 2009, despite a reduction in the overall volume of business, as our execution on new and renewed nuclear maintenance contracts has improved.
Revenues
Revenues decreased $40.7 million, or 12.2%, to $293.4 million for the three months ended November 30, 2009, from $334.1 million in the same period in the prior fiscal year. This decrease was due primarily to lower volume in the power sector, as we performed fewer outages as compared to the prior year period, based on customer-driven outage schedules.
Gross profit and gross profit percentage
Gross profit increased $8.5 million, or 72.6%, to $20.2 million for the three months ended November 30, 2009, from $11.7 million in the same period in the prior fiscal year. Gross profit percentage increased to 6.9% for the three months ended November 30, 2009, from 3.5% in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to improved execution on new and renewed nuclear outage work in the power sector, as well as various cost reduction initiatives.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities increased $9.2 million, or 110.8%, to $17.5 million for the three months ended November 30, 2009, from $8.3 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.
E&I Segment
The financial results of our E&I segment continue to improve, driven primarily by our execution of a hurricane protection project for the U.S. Army Corps of Engineers in southeast Louisiana and execution of our MOX project for the DOE in South Carolina. The E&I segment remains well positioned to compete for projects that may be funded under the ARRA throughout fiscal year 2010.
Revenues
E&I revenues increased $126.9 million, or 31.6%, to $528.3 million for the three months ended November 30, 2009 from $401.4 million for the same period in the prior fiscal year. This increase was primarily attributable to our work on a hurricane protection project with the USACE in southeast Louisiana and increased construction activity from our MOX project for the DOE in South Carolina. The increase in revenues was partially offset by prior year services related to the September 2008 hurricane activity in the gulf region of the U.S.
Gross profit and gross profit percentage
E&I gross profit increased $13.0 million, or 37.7%, to $47.5 million for the three months ended November 30, 2009, from $34.5 million for the same period in the prior fiscal year. Gross profit percentage increased to 9.0% for the three months ended November 30, 2009, from 8.6% in the same period in the prior fiscal year. The increase in gross profit was primarily attributable to our work on a hurricane protection project with the USACE in southeast Louisiana. In addition, the increase in activity on our MOX project for the DOE contributed to both the gross profit and gross profit percentage increase as compared to the prior year period. Gross profit percentage also increased as a result of lower overhead costs as a percentage of current period revenue as compared to the prior year.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $11.8 million, or 63.4%, to $30.4 million for the three months ended November 30, 2009, from $18.6 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above, partially offset by an increase in selling, general and administrative expenses related to increased proposal activities.
E&C Segment
Revenues for E&C increased primarily due to increased activity on a major international EPC ethylene project, partially offset by a reduction in volume for engineering service contracts. However, E&C experienced an expected decline in profits during our first quarter of fiscal 2010 from record levels experienced in the prior fiscal year primarily as a result of the completion of a number of high-margin engineering services contracts and a decrease in bookings related to the deterioration of the global economy. Nonetheless, we are seeing signs of renewed client interest in the early phases of major capital investments such as studies and front-end engineering and design contracts, which precede the engineering, procurement and construction phase of major projects. We remain optimistic that bookings in the E&C segment may increase if and to the extent that global economic conditions improve.
Revenues
E&C’s revenues increased $17.6 million, or 5.5%, to $339.3 million for the three months ended November 30, 2009, from $321.7 million for the same period in the prior fiscal year. Included in these revenues were customer furnished material and pass through revenues of $99.1 million and $103.1 million for the three months ended November 30, 2009 and November 30, 2008, respectively, for which we recognize no gross profit or loss. This increase in revenues was due primarily to increased activity on the major international EPC ethylene project described above, partially offset by a lower volume of engineering services contracts, primarily in the petrochemical sector, as compared to the same period in the prior fiscal year.
Gross profit and gross profit percentage
Gross profit decreased $18.2 million, or 34.7%, to $34.2 million for the three months ended November 30, 2009, from $52.4 million in the same period in the prior fiscal year. Gross profit percentage decreased to 10.1% for the three months ended November 30, 2009 from 16.3% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services contracts that contributed to the record performance seen in the prior fiscal year. In addition, the prior year’s results included an approximate $8.3 million decrease in estimated costs at completion related to an excess accrual for foreign withholding taxes.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $19.6 million, or 46.9%, to $22.2 million for the three months ended November 30, 2009, from $41.8 million in the same period in the prior fiscal year, primarily as a result of the decrease in gross profit and gross profit percentage described above along with an increase in selling, general and administrative expenses related to increased business development and proposal activities.
F&M Segment
Our F&M segment experienced an expected decline in volume and profits for the first quarter of fiscal year 2010 as a result of lower non-nuclear bookings throughout the prior fiscal year and an increase in pricing pressure as a result of global economic conditions. We expect this downturn in volume and profits to continue through the first half of fiscal year 2010 but subsequently to improve to the extent that the modular assembly and pipe fabrication work associated with the AP1000 work subcontracted from our Fossil, Renewables & Nuclear segment commences.
Revenues
Revenues decreased $46.8 million, or 28.4%, to $117.9 million for the three months ended November 30, 2009, from $164.7 million in the same period in the prior fiscal year. This decrease was due primarily to lower volume across the majority of our U.S. operations.

Gross Profit and Gross Profit Percentage
Gross profit decreased $15.0 million, or 42.0%, to $20.7 million for the three months ended November 30, 2009, from $35.7 million in the same period in the prior fiscal year. Gross profit percentage decreased to 17.6% for the three months ended November 30, 2009, from 21.7% in the same period in the prior fiscal year. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall, resulting in increased available capacity in our competitors’ facilities and in a more competitive pricing environment.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities
Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $17.8 million, or 58.6%, to $12.6 million for the three months ended November 30, 2009, from $30.4 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit and gross profit percentage described above.
Investment in Westinghouse Segment
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our Westinghouse Equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three months ended September 30, 2009, are reflected in our results of operations for the three months ended November 30, 2009.
The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three months ended November 30, 2009, was $(111.7) million, compared to $(171.2) million in the three months ended November 30, 2008. Results for the three months ended November 30, 2009 and November 30, 2008 included the following:

	Three Months Ended
(dollars in millions)	2009	2008
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(9.3)	$(9.9)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(102.3)	(161.2)
General and administrative expenses	(0.1)	(0.1)

Income (loss) before income taxes	$(111.7)	$(171.2)

Additionally, our net income (loss) for the three months ended November 30, 2009 includes a loss from our Westinghouse Equity interest of $0.4 million, compared to net income of $1.5 million for the three months ended November 30, 2008.
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
Corporate Segment
Selling, general and Administrative Expenses
SG&A decreased $1.7 million, or 7.3%, to $21.7 million for the three months ended November 30, 2009, from $23.4 million in the same period in the prior fiscal year. This decrease was primarily due to lower professional fees and a reduction in the amount of contractors as compared to the same period in the prior fiscal year, partially offset by severance costs. In addition, the prior year’s results included $5.0 million of non-income related tax expense.
Related Party Transactions
From time to time, we perform work for related parties. See Part I, Item 1- Financial Statements, Note 14 for additional details relating to these activities.

Liquidity and Capital Resources
Liquidity
At November 30, 2009, our cash and cash equivalents, restricted and escrowed cash and short-term investments increased $70.6 million, or 4.6%, to $1,603.9 million from $1,533.3 million at August 31, 2009. In addition to our cash and cash equivalents, restricted and escrowed cash and short-term investments, we had $653.2 million of revolving credit available for borrowings under our Credit Facility at November 30, 2009. On September 24, 2009, and as described below under “Credit Facility,” we extended and increased the amount available to us under a new amended and restated credit facility.
Operating cash flow was generated by all operating segments during first quarter of fiscal year 2010 except our Corporate and Investment in Westinghouse segments. The cash flow was generated by earnings in each segment as well as from positive working capital movements. Our uses of cash in first quarter of fiscal year 2009 were primarily related to the timing of working capital movements on projects being executed in our E&C, Fossil, Renewables & Nuclear and Maintenance segments during the period. In the first quarter of fiscal year 2010, we invested approximately $64.6 million for property and equipment, including capital construction costs related to F&M’s new module assembly facility in Lake Charles, Louisiana.
As our revenues have grown, so have our requirements to issue letters of credit to our clients. While markets for our EPC services continue to be strong, our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds, and/or our ability to obtain more favorable terms from our clients reducing letter of credit and surety requirements on new work. Our need for letter of credit capacity may increase as we begin executing future nuclear construction projects. Increases in outstanding performance letters of credit reduce the available borrowing capacity under our Facility. During the first quarter of fiscal year 2010, we increased the commitments under our Facility and extended its duration until October 2012. See additional details below.
Our excess cash is generally invested in money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S& P and/or Moody’s Investors Service, respectively, in interest bearing deposit accounts with commercial banks rated at least A/A2 or better by Standard & Poor’s and/or Moody’s Investors Service, respectively, or public company debt rated at least A/A2 or better by Standard & Poor’s and Moody’s Investor Service at the time of purchase with maturities up to two years. Throughout most of fiscal 2009, we invested our cash in short-term U.S. government treasuries and money market funds that invest in U.S. government securities. Toward the latter part of fiscal year 2009, we shifted the majority of our investments to money market funds and bank certificate of deposits. At November 30, 2009, our restricted cash and short-term investments included $138.7 million related to cash and short-term investments used to voluntarily secure letters of credit. In December 2009, subsequent to the close of the first quarter, we pledged an additional $90.0 million in cash to collateralize existing letters of credit. We expect to continue to voluntarily cash collateralize certain letters of credit in 2010 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.
In November 2009, we made a £5.0 million (Approximately $8.3 million) voluntary cash contribution to our underfunded pension plan in the United Kingdom. In March 2009, we made a £8.0 million (approximately $11.4 million) voluntary cash contribution to the same pension plan in the United Kingdom.
Approximately $142.2 million of our cash at November 30, 2009, was held in our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.
We expect to fund our operations for the next twelve months with cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to reinvest a portion of our excess cash to support the growth of our business lines, including, but not limited to, the purchase of equipment that we have historically leased as well as the advanced purchase of materials and equipment on projects to capture market discounts and provide protection from potential future price escalation. In addition to the Lake Charles, Louisiana module assembly facility, we continue to evaluate the possibility of constructing additional fabrication facilities outside the U.S. and may seek partners to share in the ownership and funding of any such facilities.

Our strong cash position, combined with the global economic slowdown, has created opportunities for us to obtain price and schedule certainty with our EPC projects by undertaking an early procurement program. Accordingly, we may seek to procure certain commodities, subcontracts and construction equipment early in a project’s life cycle. If successful, this strategy will provide price and schedule certainty but may require us to expend our cash earlier than customary under such contracts. We have identified approximately $900.0 million of early procurement opportunities that may result in cash outflows of up to $400.0 million during fiscal year 2010. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts.
Credit Facility
On September 24, 2009, we entered into the Restated Credit Agreement with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and / or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement includes new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitment. Accordingly, the Restated Credit Agreement contemplates three groups of lenders, the “2010 Lenders”, the “2011 Lenders” and the “2012 Lenders”, with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Credit Agreement makes available $1,214.0 million in commitments through April 25, 2010 (up from $1,053.0 million), $1,095.0 million from April 26, 2010 through April 25, 2011 (up from $874.0 million), and $1,000.0 million from April 26, 2011 through October 25, 2012, a period for which there had been no previous commitments.
The Restated Credit Agreement allows the Company to seek new or increased lender commitments under this Facility subject to the consent of the Administrative Agent and, in some instances, those lenders who issue letters of credit under the Facility on the Company’s behalf, and/or seek other supplemental credit facilities on a pari passu basis with the Facility, of up to an aggregate of $400.0 million. Additionally, the Company may pledge up to $300.0 million of its unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The borrowing base restrictions that were set forth in the original credit agreement are not included in the Restated Credit Agreement. The Restated Credit Agreement contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by the Company.
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
During the first quarter, no borrowings were made under the credit facility; however, we had outstanding letters of credit of approximately $560.8 million as of November 30, 2009, and those letters of credit reduce what is otherwise available for borrowing under our Facility.

At November 30, 2009, we were in compliance with the covenants contained in our Restated Credit Agreement.
See Note 7 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility financial covenants and matters related to our compliance with those covenants during the first quarter of fiscal 2010.
Other Revolving Lines of Credit
Additionally, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions that are available for letters of credit and, to a lesser extent, working capital loans. See Note 7 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-1 for additional information.
If we decide to repay or refinance the Westinghouse Bonds, we may use some of our existing cash and/or seek to raise capital from the debt and/or equity markets. There can be no assurance that should we wish to repay or refinance the Westinghouse Bonds we will be able to raise sufficient capital, or if sufficient capital will be available to us, on terms acceptable to us.
Off Balance Sheet Arrangements
On a limited basis, performance assurances are extended to customers in the form of letters of credit, surety bonds and/or parent company guarantees that guarantee certain performance obligation of a project. If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
See Note 5 — Equity Method Investments included in Part I, Item 1 — Financial Statements for a discussion of guarantees related to our Privatization entities.
Commercial Commitments
Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit.
We also have performance letters of credit that are cash collateralized. For additional information on our cash collateralized letters of credit, see Part 1, Item 1 Financial Statements, Note 3.
At November 30, 2009, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$754.0	$348.5	$164.7	$185.3	$55.5
Surety bonds	744.9	578.9	141.1	24.9	—

Total Commercial Commitments	$1,498.9	$927.4	$305.8	$210.2	$55.5

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to December 1, 2009.
Of the amount of outstanding letters of credit at November 30, 2009, $583.8 million were issued to customers in connection with contracts (performance letters of credit). Of the $583.8 million, five customers held $357.3 million, or 61.2%, of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project was $117.5 million.

At November 30, 2009 and August 31, 2009, we had total surety bonds of $744.9 million and $729.7 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at November 30, 2009 and August 31, 2009 was $308.7 million and $282.1 million, respectively.
Fees related to these commercial commitments were $4.5 million and $4.0 million, for the three months ended November 30, 2009 and 2008 respectively.
See Note 7 — Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt, and Note 11 — Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.
Critical Accounting Policies
Item 7 of Part II of our 2009 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.
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

E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of funded and unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project or an indefinite delivery, indefinite quantity contract is awarded with terms defining possible future task order awards within the scope of the contract). Because of appropriation limitations in the U.S. government budget processes, firm funding is usually made for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications of future values provided by our clients, our estimates of the work required to complete the contract, our experience with similar awards and similar clients and our knowledge and expectations relating to the given award. Generally, the unfunded component of new contract awards is added to backlog at 75% of our contract value. The programs are monitored, estimates are reviewed periodically and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values that differ from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.
Maintenance Segment. We define our backlog in the Maintenance segment to include projects that are based on legally binding contracts from our clients and our pro rata share of consolidated joint venture entities. These commitments typically take the form of a written contract or a specific project purchase order and can cover periods ranging from three to five years. Many of these contracts cover reimbursable work to be designated and executed over the term of the agreement. Accordingly, certain of the backlog amounts are based on the underlying contracts/purchase orders, our clients’ historic maintenance requirements as well as our future cost estimates based on the client’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.
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
At November 30, 2009 and August 31, 2009, our backlog was as follows:

	November 30, 2009		August 31, 2009
By Segment	(In Millions)%		(In Millions)%

Fossil, Renewables & Nuclear	$12,295.5	55	$12,795.1	56
Maintenance	1,716.5	8	1,808.1	8
E&I	5,462.6	25	5,439.0	24
E&C	1,086.3	5	1,298.6	6
F&M	1,480.8	7	1,374.8	6

Total backlog	$22,041.7	100%	$22,715.6	100%

	November 30, 2009		August 31, 2009
By Industry	(In Millions)%		(In Millions)%
E&I	$5,462.6	25	$5,439.0	24
Power Generation	15,007.0	68	15,478.1	68
Chemical	1,542.5	6	1,761.1	7
Other	29.6	1	37.4	1

Total backlog	$22,041.7	100%	$22,715.6	100%

	November 30, 2009		August 31, 2009
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$20,559.8	93	$20,978.2	92
International	1,481.9	7	1,737.4	8

Total backlog	$22,041.7	100%	$22,715.6	100%

The decrease in backlog as compared to August 31, 2009 was driven primarily by slow bookings during the first quarter of fiscal year 2010. New bookings during the first quarter were led by E&I, which continues to benefit from awards from U.S. government entities. F&M added additional domestic nuclear scope to its backlog of unfilled orders during the quarter, and Maintenance added additional contracts in the power and process sectors.

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at November 30, 2009. During the fiscal quarter ending May 31, 2009, we received notice from our client of an adjustment in the construction schedule for the aforementioned two new AP1000 nuclear reactors to be located in Florida relating to early construction activities. Under the revised schedule, these activities will not be performed for these units until the combined operating license (COL) is issued by the Nuclear Regulatory Commission for the plant. While the commercial operation dates for the two units have been extended by a minimum of 20 months, our client continues to consider its options regarding the schedule for this project. During the fiscal year, we expect to continue to perform certain engineering and field support services and have not removed or altered the corresponding contract value from our backlog. However, the amount of revenues and contract profit expected to be generated from this project in the fiscal year is likely to be immaterial when considered in relation to our consolidated operations. We expect that any adverse cost impacts associated with the schedule delay will be recovered from the client.
The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies and the U.S. government (which alone comprises 93% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the downturn experienced during the prior fiscal year.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, refer to Note 1 — General Information of our consolidated financial statements in Part I, Item 1 — Financial Statements.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 1 — General Information of our consolidated financial statements in Part I, Item 1 — Financial Statements.
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency exchange rate risk. For quantitative and qualitative disclosures about our market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk of our 2009 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2009.
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at November 30, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the ordinary course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. See Note 11 — Contingencies and Commitments of our consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.
ITEM 1A. — RISK FACTORS
There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended August 31, 2009, filed with the SEC on October 29, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. — OTHER INFORMATION
None.

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

4.3
The Shaw Group Inc. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of The Shaw Group Inc. and its consolidated subsidiaries to the Commission upon request.

*10.1	The Shaw Group Inc. Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period February 28, 2009	1-12227	10.8

*10.2	The Shaw Group Inc. 2008 Omnibus Incentive Plan Incentive Stock Option Agreement Form of Agreement	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period February 28, 2009	1-12227	10.9

*10.3	The Shaw Group Inc. 2008 Omnibus Incentive Plan Non-Qualified Stock Option Form of Agreement	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period February 28, 2009	1-12227	10.18

*10.4	The Shaw Group Inc. 2008 Omnibus Incentive Plan Restricted Stock Unit Award Agreement	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period February 28, 2009	1-12227	10.19

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.5	The Shaw Group Inc. 2001 Employee Incentive Compensation Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.4

*10.6	Form of Incentive Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.6

*10.7	Form of Non-Qualified Stock Option Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.5

*10.8	Form of Restricted Stock Agreement under The Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Current Report on Form 8-K filed on October 12, 2004	1-12227	10.3

*10.9	Form of Restricted Stock Unit Agreement under the Shaw Group Inc. 2001 Employee Incentive Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.6

*10.10	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on June 12, 2001	333-62856	4.6

*10.11	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

*10.12	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5

*10.13	Form of Nonqualified Stock Option Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on January 31, 2006	1-12227	10.2

*10.14	Form of Phantom Stock Agreement under the 2005 Non-Employee Director Stock Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2006	1-12227	10.8

*10.15	Written description of the Company’s compensation policies and programs for non-employee directors	The Shaw Group Inc. Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227	(Contained at pages 12 to 15 in the 2009 Proxy Statement)

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.16	Flexible Perquisites Program for certain executive officers	The Shaw Group Inc. Current Report on Form 8-K filed on November 1, 2004	1-12227	Description contained under Item 1.01 of the referenced Form 8-K

*10.17	The Shaw Group Inc. 2005 Management Incentive Plan	The Shaw Group Inc. Current Report on Form 8-K filed on March 3, 2006	1-12227	10.1

*10.18	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2008	The Shaw Group Inc. Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227	(Contained at pages 30 to 80 in the 2009 Proxy Statement)

*10.19	Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and J.M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009	1-12227	10.1

*10.20	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2008	1-12227	10.1

*10.21	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34

*10.22	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009	1-12227	10.2

*10.23	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.13

*10.24	Amended and Restated Employment Agreement dated as of March 23, 2009 by and between the Company and Frederick W. Buckman	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2009	1-12227	10.20

*10.25	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	The Shaw Group Inc. Current Report on Form 8-K filed December 24, 2003	1-12227	99.1

*10.26	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	The Shaw Group Inc. Current Report on Form 8-K filed on January 12, 2005	1-12227	10.1

*10.27	Letter Agreement between the Company and David L. Chapman, Sr. dated as of March 12, 2008	The Shaw Group Inc. Current Report on Form 8-K filed on March 17, 2008	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.28	Offer Letter dated as of August 31, 2007, by and between the Company and Michael J. Kershaw	The Shaw Group Inc. Current Report on Form 8-K filed on December 21, 2007	1-12227	10.1

*10.29	Amended and Restated Employment	The Shaw Group Inc. Quarterly Report	1-12227	10.16
	Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	on Form 10-Q for the quarter ended February 28, 2009

*10.30	Amended and Restated Employment Agreement of G. Patrick Thompson dated as of December 31, 2008	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.12

*10.31	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6

*10.32	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6

*10.33	The Shaw Group Deferred Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.10

*10.34	The Shaw Group Deferred Compensation Plan Form of Adoption	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.11

*10.35	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6

10.36	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on July 28, 2000	1-12227	2.1

10.37	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.38	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.2

10.39	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.3

10.40	$450,000,000 Credit Agreement dated as of April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on April 28, 2005	1-12227	10.1

10.41	Amendment No. 1 dated as of October 3, 2005, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on October 4, 2005	1-12227	10.1

10.42	Amendment No. 2 dated as of February 27, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Current Report on Form 8-K filed on February 28, 2006	1-12227	10.1

10.43	Amendment No. 3 dated as of June 20, 2006, to that certain $450,000,000 Credit Agreement dated April 25, 2005, by and among the Company, BNP Paribas and The Other Lenders Signatory Thereto, BNP Paribas Securities Corp., Bank of Montreal, Credit Suisse First Boston, UBS Securities LLC, Regions Bank and Merrill Lynch Pierce, Fenner & Smith, Incorporated	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2006	1-12227	10.38

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.44	Amendment No. 4 dated as of October 13, 2006, among the Company, as borrower; the subsidiaries of the Company signatories thereto, as guarantors; BNP Paribas, as administrative agent; BNP Paribas Securities Corp., as joint lead arranger and sole bookrunner; Bank of Montreal, as joint lead arranger; Credit Suisse First Boston, acting through its Cayman branch, as co-syndication agent; UBS Securities LLC, as co-syndication agent; and the other lenders signatory thereto	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.1

10.45	Waiver dated as of January 18, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2007	1-12227	10.1

10.46	Waiver dated as of March 19, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on March 19, 2007	1-12227	10.1

10.47	Waiver dated as of April 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on April 17, 2007	1-12227	10.1

10.48	Waiver dated as of July 16, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on July 16, 200	1-12227	10.1

10.49	Waiver dated as of August 30, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on September 6, 2007	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.50	Waiver dated as of November 26, 2007, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005 as amended	The Shaw Group Inc. Current Report on Form 8-K filed on November 30, 2007	1-12227	10.1

10.51	Amendment No. 5 dated January 14, 2008, among the Company, as borrower, BNP Paribas, as administrative agent, and the other lenders signatory to that certain Credit Agreement dated April 25, 2005, as amended.	The Shaw Group Inc. Current Report on Form 8-K filed on January 18, 2008	1-12227	10.1

10.52	Letter Agreement dated as of December 30, 2008 among the Company, Merrill Lynch and BNP Paribas, as Agent	The Shaw Group Inc. Current Report on Form 8-K filed on January 6, 2009	1-12227	10.1

10.53	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2

10.54	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

10.55	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4

10.56	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5

10.57	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.58	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7

10.59	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

10.60	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

10.61	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10

10.62	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11

10.63	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12

10.64	Amended and Restated Credit Agreement, dated as of September 24, 2009, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents lenders signatory thereto.	The Shaw Group Inc. Current Report on Form 8-K filed on September 25, 2009	1-12227	10.1

†10.65	Amended and Restated Employment Agreement dated as of December 17, 2009 by and between the Company and John Donofrio		1-12227

†*10.66	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan		1-12227

†*10.67	Form of Employee Incentive Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan		1-12227

†*10.68	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan		1-12227

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

†*10.69	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan		1-12227

†*10.70	Form of Canadian Employee Incentive Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan		1-12227

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: January 6, 2010	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)