Form 10-Q
period 2010-02-28
SHAW GROUP INC
filed 2010-04-07
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010
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
The number of shares of registrant’s common stock outstanding as of April 1, 2010 was 84,324,689 shares.

PART I — FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Revenues	$1,624,259	$1,667,517	$3,482,775	$3,567,950
Cost of revenues	1,479,119	1,565,159	3,182,898	3,277,499

Gross profit	145,140	102,358	299,877	290,451
Selling, general and administrative expenses	72,319	70,405	148,097	143,511

Operating income	72,821	31,953	151,780	146,940
Interest expense	(1,820)	(1,102)	(2,800)	(2,847)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,276)	(10,858)	(18,633)	(20,720)
Interest income	3,455	2,318	5,414	6,241
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	39,388	30,941	(62,952)	(130,261)
Other foreign currency transaction gains, net	2,560	3,052	2,143	653
Other income (expense), net	(2,294)	(885)	2,752	(2,746)

Income (loss) before income taxes and earnings from unconsolidated entities	104,834	55,419	77,704	(2,740)
Provision (benefit) for income taxes	37,882	22,678	26,731	(20)

Income (loss) before earnings from unconsolidated entities	66,952	32,741	50,973	(2,720)
Income from 20% Investment in Westinghouse, net of income taxes	2,826	5,455	2,458	6,998
Earnings from unconsolidated entities, net of income taxes	430	471	638	332

Net income	70,208	38,667	54,069	4,610

Noncontrolling interests in income of consolidated subsidiaries, net of tax	6,482	2,332	10,828	8,192

Net income (loss) attributable to Shaw	$63,726	$36,335	$43,241	$(3,582)

Net income (loss) attributable to Shaw per common share:
Basic	$0.76	$0.44	$0.52	$(0.04)

Diluted	$0.74	$0.43	$0.51	$(0.04)

Weighted average shares outstanding:
Basic	83,915	83,255	83,668	83,179
Diluted	85,636	84,138	85,448	83,179
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2010 AND AUGUST 31, 2009
(In thousands, except share amounts)

	February 28,
	2010	August 31,
	(Unaudited)	2009
ASSETS
Current assets
Cash and cash equivalents	$585,634	$1,029,138
Restricted and escrowed cash and cash equivalents	46,769	81,925
Short-term investments	768,749	342,219
Restricted short-term investments	251,400	80,000
Accounts receivable, net	751,147	815,862
Inventories	253,932	262,284
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	628,031	599,741
Deferred income taxes	289,238	270,851
Investment in Westinghouse	977,916	1,008,442
Prepaid expenses and other current assets	65,308	62,786

Total current assets	4,618,124	4,553,248
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	15,540	21,295
Property and equipment, net of accumulated depreciation of $267,110 and $250,796, respectively	442,221	385,606
Goodwill	499,899	501,305
Intangible assets	19,499	20,957
Deferred income taxes	14,283	—
Other assets	99,351	74,763

Total assets	$5,708,917	$5,557,174

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$794,099	$859,753
Accrued salaries, wages and benefits	121,908	175,750
Other accrued liabilities	184,325	187,020
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,456,290	1,308,325
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,451,025	1,387,954
Interest rate swap contract on Japanese Yen-denominated bonds	33,279	31,369
Short-term debt and current maturities of long-term debt	14,031	15,399

Total current liabilities	4,054,957	3,965,570
Long-term debt, less current maturities	1,252	7,627
Deferred income taxes	49,364	26,152
Other liabilities	91,502	109,835

Total liabilities	4,197,075	4,109,184

Contingencies and commitments (Note 11)
Shaw shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 90,069,928 and 89,316,057 shares issued, respectively; and 84,315,863 and 83,606,808 shares outstanding, respectively	1,254,486	1,237,727
Retained earnings	466,892	423,651
Accumulated other comprehensive loss	(129,438)	(121,966)
Treasury stock, 5,754,065 and 5,709,249 shares, respectively	(117,389)	(116,113)

Total Shaw shareholders’ equity	1,474,551	1,423,299
Noncontrolling interests	37,291	24,691

Total equity	1,511,842	1,447,990

Total liabilities and equity	$5,708,917	$5,557,174

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

			Accumulated
		Treasury	Other		Total
	Common	Stock	Comprehensive	Retained	Shaw	Noncontrolling	Total
	Stock Amount	Amount	Income (Loss)	Earnings	Equity	Interests	Equity
Balance, August 31, 2008	$1,204,914	$(114,951)	$(9,609)	$409,376	$1,489,730	$29,082	$1,518,812
Net income (loss)	—	—	—	(3,582)	(3,582)	8,192	4,610
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(19,903)	—	(19,903)	—	(19,903)
Change in unrealized net gain (loss) on hedging activities, net of tax	—	—	(11,513)	—	(11,513)	—	(11,513)
Equity in Westinghouse’s pre-tax other comprehensive income, net of tax	—	—	(101,379)	—	(101,379)	—	(101,379)
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	(4,372)	—	(4,372)	—	(4,372)

Total comprehensive income (loss)	—	—	—	—	(140,749)	8,192	(132,557)
Exercise of options	181	—	—	—	181	—	181
Shares exchanged for taxes on stock based compensation	(242)	(1,031)	—	—	(1,273)	—	(1,273)
Tax benefits from stock based compensation	(986)	—	—	—	(986)	—	(986)
Stock-based compensation	16,398	—	—	—	16,398	—	16,398
Distributions to noncontrolling interests	—	—	—	—	—	(15,331)	(15,331)

Balance, February 28, 2009	$1,220,265	$(115,982)	$(146,776)	$405,794	$1,363,301	$21,943	$1,385,244

Balance, August 31, 2009	$1,237,727	$(116,113)	$(121,966)	$423,651	$1,423,299	$24,691	$1,447,990
Net income (loss)	—	—	—	43,241	43,241	10,828	54,069
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(4,694)	—	(4,694)	—	(4,694)
Change in unrealized net loss on hedging activities, net of tax	—	—	(1,173)	—	(1,173)	—	(1,173)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	—	—	(4,299)	—	(4,299)	—	(4,299)
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	1,635	—	1,635	—	1,635
Unrealized gain (loss) on securities, net of tax	—	—	1,059	—	1,059	—	1,059

Total comprehensive income (loss)	—	—	—	—	35,769	10,828	46,597
Exercise of options	4,317	—	—	—	4,317	—	4,317
Shares exchanged for taxes on stock based compensation	(6,108)	(1,276)	—	—	(7,384)	—	(7,384)
Tax benefits from stock based compensation	852	—	—	—	852	—	852
Stock-based compensation	17,698	—	—	—	17,698	—	17,698
Acquisition of noncontrolling parties	—	—	—	—	—	10,027	10,027
(Distributions) contributions to noncontrolling parties, net	—	—	—	—	—	(8,255)	(8,255)

Balance, February 28, 2010	$1,254,486	$(117,389)	$(129,438)	$466,892	$1,474,551	$37,291	$1,511,842

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009
 (In thousands)

	2010	2009
Cash flows from operating activities
Net income	$54,069	$4,610
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,860	26,651
Benefit from deferred income taxes	(15,438)	(49,183)
Stock-based compensation expense	17,698	16,398
Earnings from unconsolidated entities, net of tax	(3,096)	(7,330)
Distributions from unconsolidated entities	13,804	28,746
Foreign currency transaction losses, net	60,809	129,608
Other noncash items	4,776	4,195
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	60,663	(215,139)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(34,141)	(79,910)
(Increase) decrease in inventories	8,323	(31,274)
Increase in other current assets	(6,892)	(7,390)
Increase (decrease) in accounts payable	(55,011)	41,267
Decrease in accrued liabilities	(59,508)	(5,207)
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	153,186	162,419
Net change in other assets and liabilities	(14,308)	8,169

Net cash provided by operating activities	214,794	26,630

Cash flows from investing activities
Purchases of property and equipment	(105,513)	(56,698)
Proceeds from sale of businesses and assets, net of cash surrendered	21,569	24,218
Investments in, advances to and return of equity from unconsolidated entities and joint ventures	14,426	(22)
Purchases of variable interest entity debt	(19,915)	—
Cash withdrawn from restricted and escrowed cash	108,990	86,273
Cash deposited into restricted and escrowed cash	(68,700)	(90,596)
Purchases of short-term investments	(842,083)	—
Proceeds from sale and redemption of short-term investments	412,661	—
Purchases of restricted short-term investments	(148,110)	—

Net cash used in investing activities	(626,675)	(36,825)

Cash flows from financing activities
Purchase of treasury stock	(1,276)	(1,030)
Repayment of debt and capital leases	(14,236)	(4,721)
Payment of deferred financing costs	(9,719)	(2,748)
Issuance of common stock	4,317	181
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,603	169
Distributions paid to noncontrolling interests	(8,255)	(15,331)

Net cash used in financing activities	(27,566)	(23,480)

Effects of foreign exchange rate changes on cash	(4,057)	(6,136)

Net change in cash and cash equivalents	(443,504)	(39,811)
Cash and cash equivalents — beginning of year	1,029,138	927,756

Cash and cash equivalents — end of period	$585,634	$887,945

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — General Information
The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the Company, Shaw, we, us or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational oil companies and industrial corporations, regulated electric utilities, independent and merchant power producers, government agencies and equipment manufacturers. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies.
We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures in this Quarterly Report on Form 10-Q.
Basis of Presentation
In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows and changes in shareholders’ equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with United States (U.S.) generally accepted accounting principles (GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples of such estimates and assumptions include the percentage of completion method of revenue recognition, unapproved change orders and claims, estimates of loss contingencies, stock-based compensation forfeiture rates, the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns, estimates of the fair value and/or goodwill impairment for our reporting units and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.
Interim results are not necessarily indicative of results for a full year. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 (2009 Form 10-K) filed with the Securities and Exchange Commission (SEC).
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.
Marketable Securities
We classify our marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as short-term investments in the accompanying consolidated balance sheets. Investments are made based on the Company’s investment policy and restrictions contained in our Credit Facility, which specifies eligible investments and credit quality requirements.
Trading securities consist of investments held in trust to satisfy obligations under our deferred compensation plans. The changes in fair values on trading securities are recorded as a component of net income in other income (expense), net.
Available-for-sale securities consist of money market mutual funds, U.S. government and agency obligations, corporate notes and bonds, foreign government and foreign government guaranteed securities and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income (expense), net. The determination of other-than-temporary decline includes, in addition to other relevant factors, a presumption that if the market value is below cost by a significant amount for a period of time, a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended February 28, 2010, no other-than-temporary impairment was recognized.

Foreign Currency Translation
The majority of our subsidiaries outside the U.S. conduct business in their local currencies. Our financial statements report results in U.S. dollars, which include the results of these subsidiaries. Our accounting policy for foreign currency translation is different depending on whether the economy in which our foreign subsidiary operates has been designated as highly inflationary or not. Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary. Beginning December 1, 2009, we designated Venezuela’s economy as highly inflationary, and we consolidate our Venezuelan subsidiary’s results subsequent to that date using our accounting policy for subsidiaries operating in highly inflationary economies. Venezuela’s change in designation to highly inflationary had no material impact on our consolidated statement of operations or financial position, as our operations in Venezuela are immaterial to our worldwide operations.
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
On September 1, 2009, we adopted authoritative guidance for business combinations in accordance with ASC 805, “Business Combinations.” The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations but introduced a number of changes, including the way assets and liabilities are valued, recognized and measured as a result of business combinations. ASC 805 requires an acquisition date fair value measurement of assets acquired and liabilities assumed. It also requires the capitalization of in-process research and development at fair value and requires acquisition-related costs to be expensed as incurred. Adoption of ASC 805 did not have a material impact on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance that changes the accounting and reporting for non-controlling interests in accordance with ASC 810, “Consolidation.” Non-controlling interests are now reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is now included in net income, and upon a loss of control, the interest sold, as well as any interest retained, is now recorded at fair value with any gain or loss recognized in net income. Adoption of ASC 810 did not have a material impact on our consolidated financial statements.
On September 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) in accordance with ASC 820, “Fair Value Measurements and Disclosures.” Adoption of ASC 820 did not have a material impact on our consolidated financial statements.
On September 1, 2009, we adopted Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value.” This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure,” for the fair value measurement of liabilities. Adoption of the ASU 2009-05 had no impact on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance on share-based payments in accordance with ASC 260, “Earnings per Share.” ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share. Adoption of ASC 260 had no impact on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance on accounting for nonrefundable maintenance deposits in accordance with ASC 840, “Leases.” ASC 840 requires a maintenance deposit paid by a lessee under an arrangement accounted for as a lease that is refunded only if the lessee performs specified maintenance activities to be accounted for as a deposit asset. Adoption of ASC 840 did not have a material impact on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance for collaborative arrangements in accordance with ASC 808, “Collaborative Arrangements.” ASC 808 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. Adoption of ASC 808 had no impact on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance on pension disclosures in accordance ASC 715, “Compensation — Retirement Benefits.” ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. ASC 715 is effective for our fiscal year ending August 30, 2010. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our fiscal year 2010 Form 10-K.
On September 1, 2009, we adopted authoritative guidance on fair value disclosures in accordance with ASC 825, “Financial Instruments.” ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Adoption of ASC 825 did not have a material impact on our consolidated financial statements.
On February 1, 2010, we adopted ASU 2010-02, “Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification.” ASU 2010-02 was issued January 2010 and clarifies the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance. The amendments in ASU 2010-02 expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (now included in Subtopic 810-10). Adoption of ASU 2010-02 had no impact on our consolidated financial statements as we have had no such decreases in ownership of our subsidiaries.
On February 1, 2010, we adopted ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of ASU 2010-01 had no impact on our consolidated financial statements.
Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria of ASC Topic 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements but do not expect the adoption will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” codified as ASU 2009-17. ASU 2009-17 amends FIN 46(R) and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a variable interest entity. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and significantly enhances disclosures. ASU 2009-17 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. ASU-17 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of ASU 2009-17 will have on our consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06 requires additional disclosures regarding fair value measurements, amends disclosures about postretirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. We are currently evaluating the impact that the adoption of ASU 2010-06 will have on our consolidated financial statements.

Reclassifications
Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications did not affect total revenues, operating income or net income.
Note 2 — Cash, Cash Equivalents and Short-term Investments
Our major categories of investments are as follows:
Money market mutual funds — We invest in money market funds that seek to maintain a stable net asset value of $1 per share, while limiting overall exposure to credit, market and liquidity risks.
Certificates of deposit — Certificates of deposit are short-term interest-bearing debt instruments issued by various financial institutions with which we have an established banking relationship.
U.S. government and agency securities —We invest in U.S. government secured debt instruments that are publicly traded and valued.
Foreign government and foreign government guaranteed securities — We invest in securities that are publicly traded and valued. Losses in this category are primarily due to market liquidity and interest rate increases.
Corporate notes and bonds — We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. On the date of settlement, our corporate debt securities are rated at least “A” as established by Standard & Poors and have maturities not exceeding two years. Losses in this category are due primarily to market liquidity and interest rate increases.
At February 28, 2010, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet
					Classification
					Cash and
	Cost	Unrealized	Unrealized	Recorded	Cash	Short-term
	Basis	Gain	(Loss)	Basis	Equivalents	Investments

Cash	$299,142	$—	$—	$299,142	$299,142	$—
Money market mutual funds	256,399	—	—	256,399	256,399	—
Certificates of deposit	317,343	—	—	317,343	30,093	287,250
Available-for-sale debt securities:
U.S. government and agency securities	37,230	111	—	37,341	—	37,341
Foreign government and foreign government guaranteed securities	102,360	308	(35)	102,633	—	102,633
Corporate notes and bonds	340,849	1,188	(512)	341,525	—	341,525

Total	$1,353,323	$1,607	$(547)	$1,354,383	$585,634	$768,749

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in “other income (expense), net.” During the three and six months ended February 28, 2010, the proceeds and realized gains and losses were as follows (in thousands):

	Three Months	Six Months
	Ended	Ended
Proceeds	$41,081	$49,288
Realized gains	$84	$87
Realized losses	$—	$—

There were no transfers of securities from the available-for-sale category to another category during the three and six months ended February 28, 2010.
We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. No other-than-temporary impairment losses were recognized during the three and six months ended February 28, 2010.
Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at February 28, 2010 were as follows (in thousands):

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
Available-for-sale:
Foreign government guaranteed securities	$35,307	$(35)
Corporate notes and bonds	41,129	(476)

	$76,436	$(511)

At February 28, 2010, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost	Estimated
	Basis	Fair Value
Due in one year or less	$51,274	$51,423
Due in one to two years	429,165	430,076

	$480,439	$481,499

See Note 3 for information on our restricted and escrowed cash and equivalents and restricted short-term investments.
Note 3 — Restricted and Escrowed Cash and Equivalents and Restricted Short-term Investments
At February 28, 2010, the components of our restricted and escrowed cash and restricted short-term investments were as follows (in thousands):

			Balance Sheet
			Classification
			Restricted and
		Holding	Escrowed Cash	Restricted
	Recorded	Period	and Cash	Short-term
	Basis	(Loss)	Equivalents	Investments
Cash	$13,709	$—	$13,709	$—
Money market mutual funds	33,060	—	33,060	—
Certificates of deposit	228,108	—	—	228,108
Trading securities:
Stock and bond mutual funds	5,930	(777)	—	5,930
U.S. government agency and corporation securities	4,425	(52)	—	4,425
Corporate bonds and notes	12,937	(108)	—	12,937

Total	$298,169	$(937)	$46,769	$251,400

At February 28, 2010 and August 31, 2009, our restricted and escrowed cash and equivalents and restricted short-term investments were restricted for the following (in millions):

	February 28, 2010	August 31, 2009
Contractually required by projects	$12.1	$23.1
Voluntarily used to secure letters of credit	228.1	138.1
Secure contingent obligations in lieu of letters of credit	28.2	—
Held in trust to satisfy obligations under certain deferred compensation plans	28.2	—
Other	1.6	0.7

	$298.2	$161.9

We are able to access cash we posted to secure letters of credit by delivering to the third party new letters of credit available under our Credit Facility.
Note 4 — Accounts Receivable, Concentrations of Credit Risk and Inventories
Accounts Receivable
Our accounts receivable, net of allowance for doubtful accounts, were as follows (in thousands):

	February 28, 2010	August 31, 2009
Trade accounts receivable, net	$564,389	$671,324
Unbilled accounts receivable	26,449	11,382
Retainage	160,309	133,156

Accounts receivable, net	$751,147	$815,862

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2009	$28,269
Provision	5,709
Write offs	(3,515)
Other	1,177

Ending balance, February 28, 2010	$31,640

Included in our trade accounts receivable, net at February 28, 2010 and August 31, 2009, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.
Concentrations of Credit
Amounts due from U.S. government agencies or related entities were $79.7 million and $110.3 million at February 28, 2010 and August 31, 2009, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts includes $268.0 million and $217.1 million at February 28, 2010 and August 31, 2009, respectively, related to U.S. government agencies or related entities.
Inventories
Major components of inventories were as follows (in thousands):

	February 28, 2010			August 31, 2009
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$12,847	$108,512	$121,359	$13,940	$110,469	$124,409
Work in Process	2,523	39,141	41,664	2,778	40,923	43,701
Finished Goods	90,909	—	90,909	94,174	—	94,174

	$106,279	$147,653	$253,932	$110,892	$151,392	$262,284

Note 5 — Equity Method Investments
We execute certain contracts with third parties through joint ventures, limited partnerships and limited liability companies. If a joint venture is determined to be a variable interest entity (VIE) as defined by ASC 810 and we are the primary beneficiary, the joint venture is consolidated in accordance with ASC 810. If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected on one line in the consolidated statement of operations.
Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our investment in Westinghouse (Investment in Westinghouse). On October 16, 2006, we acquired a 20% equity interest (Westinghouse Equity) in two companies, which, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse) for approximately $1.1 billion. We financed this investment partially through our subsidiary Nuclear Energy Holdings, LLC (NEH), issuing limited recourse to us (except NEH) Japanese Yen (JPY)-denominated bonds (Westinghouse Bonds) for U.S Dollar (USD) equivalent of approximately $1.0 billion. The various agreements are described in Note 6 of our 2009 Form 10-K.
In connection with our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements (Put Option) with Toshiba Corporation (Toshiba), providing us the option to sell to Toshiba all or part of our Westinghouse Equity during a defined “Exercise Period.” Per the Put Option, the Exercise Period commenced upon the occurrence of a “Toshiba Event” which is caused by, among other things, certain Toshiba financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth, as defined in the Put Option, of JPY 800 billion. Due to the Toshiba Event, the Westinghouse Bond holders, who maintain a security interest in the Put Option, now have the opportunity to direct us to exercise the Put Option.
Under GAAP, the Put Option is not considered a freestanding financial instrument or a derivative instrument and, consequently, is not separated from our equity investment in Westinghouse. Therefore, neither the Put Option nor its foreign currency component is revalued at current exchange rates. However, the JPY-denominated Westinghouse Bonds must be revalued at each quarter’s end to USD at current exchange rates.
See Note 7 —Debt and Revolving Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, and us on a calendar quarter basis with a March 31 fiscal year end. Consequently, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and six months ended December 31, 2009 and 2008 are included in our financial results for the three and six months ended February 28, 2010 and 2009, respectively.
Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$875,308	$695,484	$1,984,746	$1,438,504
Gross profit	215,663	142,589	389,087	307,688
Income before income taxes	41,058	10,726	37,095	28,297
Net income (loss)	23,014	(1,166)	20,014	11,498
As part of our Investment in Westinghouse, we entered into shareholder agreements on October 4, 2006 that set a targeted minimum dividend of approximately $24.0 million annually for the first six years we hold our Westinghouse Equity. Under the shareholder agreements, the shareholders are due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, they retain the right to receive this shortfall to the extent Westinghouse earns net income in the future. Our right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. During the month of February 2010, we received a dividend of $27.5 million from Westinghouse and have received total dividends to date of $59.9 million. At February 28, 2010, the dividend shortfall totaled $12.1 million.

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership	February 28,	August 31,
	Percentage	2010	2009
Investment in Westinghouse	20%	$977,916	$1,008,442
Other	23% - 50%	15,540	21,295

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$993,456	$1,029,737

Earnings from unconsolidated entities, net of income taxes, for the three months and six months ended February 28, 2010 and February 28, 2009, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Investment in Westinghouse, net of income taxes of $1,777, ($5,688), $1,545, and ($4,698), respectively	$2,826	$5,455	$2,458	$6,998
Other unconsolidated entities, net of income taxes of $270, $302, $401, and $214, respectively	430	471	638	332

Total earnings from unconsolidated entities, net of income taxes	$3,256	$5,926	$3,096	$7,330

In December 2009, we purchased a loan from a third party for $19.9 million that was due from a VIE accounted for under the equity method. The purchase of the loan resulted in an additional variable interest in the entity, and we consolidated the entity effective December 2009.
Note 6 — Goodwill and Other Intangible Assets
The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2009 to February 28, 2010 (in thousands):

	Fossil,
	Renewables
	& Nuclear	Maintenance	E&I	E&C	F&M	Total
Balance at August 31, 2009	$139,177	$42,027	$189,808	$112,575	$17,718	$501,305
Currency translation adjustments	—	—	—	(768)	(638)	(1,406)

Balance at February 28, 2010	$139,177	$42,027	$189,808	$111,807	$17,080	$499,899

We had tax-deductible goodwill of approximately $84.6 million and $92.1 million at February 28, 2010 and August 31, 2009, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.
The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2009	$43,954	$(23,534)	$2,016	$(1,479)
Adjustments	—	31	—	—
Amortization	—	(1,389)	—	(100)

Balance at February 28, 2010	$43,954	$(24,892)	$2,016	$(1,579)

The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2010	$1,386	$101
2011	2,772	202
2012	2,770	134
2013	2,766	—
2014	2,766	—
Thereafter	6,602	—

Total	$19,062	$437

Note 7 —Debt and Revolving Lines of Credit
Our debt (including capital lease obligations) as of February 28, 2010 and August 31, 2009, consisted of the following (in thousands):

	February 28, 2010		August 31, 2009
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchases of equipment; 0% to 1.3% interest; payments discounted at imputed rate of 5.9% interest; due September 2010 through April 2011	$11,732	$81	$10,610	$2,146
Notes payable on purchases of equipment; 5.2% to 6.0% interest; due June 2011 through July 2012, and paid in full October 2009	—	—	1,188	1,824
Other notes payable	1,671	—	2,805	2,277
Capital lease obligations	628	1,171	796	1,380

Subtotal	14,031	1,252	15,399	7,627
Westinghouse Bonds (see description below)	1,451,025	—	1,387,954	—

Total	$1,465,056	$1,252	$1,403,353	$7,627

Westinghouse Bonds
To partially finance our Investment in Westinghouse, in the first quarter of fiscal year 2007, our subsidiary NEH issued JPY-denominated Westinghouse Bonds for USD equivalent net proceeds of approximately $1.0 billion. The Westinghouse Bonds are limited recourse to us (except NEH) and are collateralized primarily by the Westinghouse Equity and the Put Option described below. At the same time, we entered into the JPY-denominated Put Option which, if exercised, requires Toshiba to pay us at least JPY 124.7 billion (approximately 97% of our original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129.0 billion, which must be used to repay the Westinghouse Bonds.
As discussed in Note 5 — Equity Method Investments, Toshiba failed to maintain a minimum consolidated net worth of JPY 800 billion, which was a “Toshiba Event” under the Put Option and triggered the Exercise Period, allowing us to exercise the Put Option at any time through February 28, 2013. A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option, but due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option. To do so, a supermajority of the holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of holders representing no less than 75% of the Westinghouse Bonds’ principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by holders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively, an Extraordinary Resolution).
If we decide to exercise the Put Option or an Extraordinary Resolution directs us to exercise the Put Option, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $47.9 million using exchange rates at February 28, 2010) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. If the Put Option expires unexercised on February 28, 2013, we will be required to repay the Westinghouse Bonds using some combination of internally generated cash flows, additional or new borrowings or proceeds from the issuance of equity. We may not be able to obtain credit in the future on terms similar to the terms reflected in the Westinghouse Bonds should we elect to pursue such financing.

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
The Westinghouse Bonds are as follows (in thousands):

	February 28,	August 31,
	2010	2009
Westinghouse Bonds, face value JPY 50.98 billion due March 15, 2013; interest only payments; coupon rate of 2.20%	$426,875	$426,875
Westinghouse Bonds, face value JPY 78 billion due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.45% and 0.60% at February 28, 2010 and August 31, 2009, respectively)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	371,025	307,954

Total Westinghouse debt	$1,451,025	$1,387,954

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At February 28, 2010 and August 31, 2009, the fair value of the swap totaled approximately $33.3 million and $31.4 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended February 28, 2010.
Credit Facility
On April 25, 2005, we entered into a five year $450.0 million Senior Secured Credit Facility (Facility), which we have subsequently amended on a number of occasions in response to our evolving credit needs. From the effective date, the Facility has been available for issuing performance letters of credit and financial letters of credit as well as revolving credit loans. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type.
On September 24, 2009, we entered into the Amended and Restated Credit Agreement (Restated Agreement) with a group of lenders that provided new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduce the amount otherwise available for borrowing under the Facility. The Restated Agreement included new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitment. Accordingly, the Restated Agreement contemplates three groups of lenders, the “2010 Lenders,” the “2011 Lenders” and the “2012 Lenders,” with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Agreement makes available $1,214.0 million in commitments through April 25, 2010 (up from $1,053.0 million), $1,095.0 million from April 26, 2010 through April 25, 2011, and $1,000.0 million from April 26, 2011 through October 25, 2012. The Facility is available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures and general corporate purposes. See Note 8 of our 2009 Form 10-K for additional information on the Restated Agreement.
The following table presents the outstanding and available amounts under our Facility at February 28, 2010 (in millions):

Total Facility	$1,214.0
Less: outstanding performance letters of credit	(301.7)
Less: outstanding financial letters of credit	(68.9)
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$843.4

At February 28, 2010, the portion of the Facility available for financial letters of credit and/or revolving credit loans was $843.4 million, representing the total Facility ($1,214.0 million at February 28, 2010) less outstanding letters of credit ($370.6 million at February 28, 2010). Total fees associated with these letters of credit under the Facility were approximately $3.1 million and $6.3 million for the three and six months ended February 28, 2010, respectively, as compared to $3.2 million and $6.4 million for the three and six months ended February 28, 2009, respectively.
Under the Restated Agreement interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Facility by Standard and Poor’s (S&P) Rating Services or Moody’s Investors Service or, if the Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00% for the 2010 Lenders and the 2011 Lenders and LIBOR plus 2.5% to 4.25% for the 2012 Lenders; or (2) the defined base rate plus 0.00% to 0.50% for the 2010 Lenders and the 2011 Lenders and 1.0% to 2.75% for the 2012 Lenders. Although there were no borrowings at February 28, 2010, the interest rate that would have applied to any base rate borrowings under the Facility was 4.5%.
For the three and six months ended February 28, 2010, we recognized $1.4 million and $2.2 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $0.7 million and $1.5 million, respectively, for the three months and six months ended February 28, 2009. At February 28, 2010 and August 31, 2009, unamortized deferred financing fees related to our Facility were approximately $12.7 million and $5.0 million, respectively.
At February 28, 2010, we were in compliance with the financial covenants contained in the Facility.
Other Revolving Lines of Credit
Shaw Nass, a consolidated VIE located in Bahrain, has an available credit facility with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At February 28, 2010, Shaw Nass had no borrowings under its revolving line of credit and approximately $0.4 million in outstanding bank guarantees under the facility. The interest rate applicable to any borrowings is a variable rate (1.31% at February 28, 2010) plus 2.25% per annum. We have provided a 50% guarantee related to this credit facility.
We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At February 28, 2010 and August 31, 2009, there were $24.7 million and $24.8 million of letters of credit outstanding under this facility, respectively.
A bank has extended to us a $50.0 million uncommitted, unsecured bilateral line of credit for issuing performance letters of credit in Saudi Arabia. Fees under this facility are paid quarterly. At February 28, 2010 and August 31, 2009, there were $29.8 million of letters of credit outstanding under this facility.
Note 8 — Income Taxes
Our consolidated effective tax rate for the three and six months ended February 28, 2010 was 36% and 34%, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.
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
We adopted the provisions of ASC 740-10, “Income Taxes,” effective September 1, 2007. Under ASC 740-10, we provide for uncertain tax positions and the related interest and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.
During the second quarter of fiscal 2010, unrecognized tax benefits decreased $7.1 million relating to the reevaluation of temporary positions, one which is highly certain as to deductibility but uncertain as to timing. The reversal of the unrecognized tax benefit was offset by a reduction in a corresponding deferred tax asset in the same amount. For the six months of fiscal 2010, unrecognized tax benefits decreased $7.1 million due to the reevaluation of temporary positions and $1.0 million due to a settlement with a state tax authority and increased by additional tax provision of $0.4 million and accrued interest of $0.1 million. As of February 28, 2010, our unrecognized tax benefits were $44.7 million, of which $34.1 million would, if recognized, affect our effective tax rate.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Tax returns are also filed in certain jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate, thus, with few exceptions, we are no longer subject to U.S. (including federal, state and local) or foreign income tax examinations by tax authorities for years before fiscal year 2002. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the outcome of tax audits could be materially different from the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.
Certain tax years are under audit by relevant tax authorities including an examination of our U.S. federal tax returns for fiscal years 2006-2008 by the Internal Revenue Service (IRS). We have extended the statute of limitations on our U.S. federal returns for the 2004 and 2005 fiscal years involved in an IRS appeal (see Note 11 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.
While the IRS appeal of fiscal years 2004 and 2005 may be concluded in the foreseeable future, and potentially in fiscal 2010, it is not possible at this time to estimate the impact of changes in unrecognized tax benefits over the next 12 months.
Note 9 — Accumulated Other Comprehensive Income (Loss)
The after-tax components of accumulated other comprehensive income (loss) are as follows for the quarterly periods presented below (in thousands):

		Equity in
		Westinghouse’s
		Pre-tax other	Change in			Accumulated
	Foreign	Comprehensive	Unrealized Net			Other
	Currency	Income (Loss),	Loss On	Pension	Unrealized	Comprehensive
	Translation	Net of	Hedging	Liability	Gain (Loss)	Income
	Adjustments	Shaw’s tax	Activities	Adjustments	on Securities	(Loss)
Balance at August 31, 2008	$417	$26,060	$(5,360)	$(30,726)	$—	$(9,609)
Three months ended November 30, 2008	(15,258)	(27,210)	(7,273)	579	—	(49,162)

Balance at November 30, 2008	$(14,841)	$(1,150)	$(12,633)	$(30,147)	$—	$(58,771)
Three months ended February 28, 2009	(4,645)	(74,169)	(4,240)	(4,951)	—	(88,005)

Balance at February 28, 2009	$(19,486)	$(75,319)	$(16,873)	$(35,098)	$—	$(146,776)

Balance at August 31, 2009	$(9,922)	$(54,657)	$(19,217)	$(38,170)	$—	$(121,966)
Three months ended November 30, 2009	2,444	(3,061)	(41)	982	242	566

Balance at November 30, 2009	$(7,478)	$(57,718)	$(19,258)	$(37,188)	$242	$(121,400)
Three months ended February 28, 2010	(7,138)	(1,238)	(1,132)	653	817	(8,038)

Balance at February 28, 2010	$(14,616)	$(58,956)	$(20,390)	$(36,535)	$1,059	$(129,438)

The translation adjustments relate primarily to changes in the value of the USD in relation to other currencies such as the British Pounds Sterling (GBP), Mexican Pesos, Canadian Dollars and the Euro.
Note 10 — Share-Based Compensation
Restricted stock units totaling 561,956 shares were granted during the six months ended February 28, 2010, at a weighted-average per share price of $27.95 vesting over approximately four years. Restricted stock units totaling 2,374,632 shares were granted during the six months ended February 28, 2009, at a weighted-average per share price of $17.96, vesting over approximately three to four years. Of these grants, approximately 1,270,000 restricted stock units were classified as liability awards at November 30, 2008, due to the limited availability of shares under our share-based compensation plans. As a result of shareholder approval of the 2008 Omnibus Incentive Plan on January 29, 2009, these liability awards were modified for accounting purposes to be equity awards. On January 28, 2009, the price used to re-measure the liability awards was our closing stock price of $29.39, and the modified equity awards have a weighted-average price per share of $29.39.
During the six months ended February 28, 2010 and February 28, 2009, options for the purchase of 820,173 shares at a weighted-average price of $27.89 per share and 1,184,709 shares at a weighted-average price of $18.10 per share, respectively, were awarded, with vesting over approximately four years. The contractual lives of the awards during the six months ended February 28, 2010 are consistent with those of prior years. There were no significant changes in the assumptions or estimates used in the valuation of options awarded subsequent to our year-end August 31, 2009.

During the six months ended February 28, 2010 and February 28, 2009, options were exercised for the purchase of 214,025 shares at a weighted-average exercise price of $20.17 per share and 20,381 shares at a weighted-average exercise price of $8.89 per share, respectively.
For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2009 Form 10-K.
Note 11 — Contingencies and Commitments
Tax Matters
In connection with the IRS examination of our U.S. federal tax returns for the 2004 and 2005 fiscal years, we have protested to the Appeals level our disagreement with adjustments covering approximately $13.0 million of additional federal and state income taxes for which the interest would begin running from fiscal 2007. Tax and interest accrual provisions have been made in our financial statements for the agreed adjustments in the IRS audit covering the 2004 and 2005 fiscal years and for uncertain tax provisions as discussed in Note 8 — Income Taxes.
While management cannot predict the ultimate outcome of the above matters, provisions have been made in our financial statements where appropriate. The matters, if decided adversely to us or settled by us, individually or in the aggregate, could have a material adverse effect on our financial statements.
In a separate matter, certain cases concerning Louisiana franchise tax matters for fiscal years 2001 through 2009 have been ordered dismissed by reason of joint requests made by the Louisiana Department of Revenue and Shaw.
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
Guarantees
Our lenders issue letters of credit on our behalf to customers or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured and cash collateralized) was $639.5 million and $790.3 million at February 28, 2010 and August 31, 2009, respectively. Of the amount of outstanding letters of credit at February 28, 2010, $494.8 million are performance letters of credit issued to our customers. Of the $494.8 million, five customers held $328.5 million or 66.4% of the outstanding letters of credit. The largest letter of credit issued to a single customer on a single project is $117.5 million. Our borrowing capacity under our Facility is reduced by the aggregate amount of our outstanding letters of credit.

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
Legal Proceedings
We had pending before the American Arbitration Association (AAA) the case of Stone & Webster, Inc. (S&W) v. Mitsubishi Heavy Industries, Ltd. and Mitsubishi Power Systems, Inc. (collectively, Mitsubishi). In that matter, S&W sought approximately $38.0 million in liquidated damages from Mitsubishi. Mitsubishi denied liability and asserted a counterclaim totaling approximately $29.0 million. On November 16, 2007, a majority of the AAA Tribunal transmitted a “Partial Final Award” granting certain relief to S&W contingent upon further proceedings with the Tribunal. Mitsubishi filed in U.S. District Court for the Southern District of New York (S.D.N.Y.) a petition to vacate the award. On November 14, 2008, S&W filed with the S.D.N.Y. a petition and motion to confirm the Tribunal’s Partial Final Award. The District Court dismissed Mitsubishi’s petition to vacate and S&W’s petition and motion to confirm without prejudice. The parties have now settled this matter, which concludes the arbitration. The settlement did not have a material adverse effect on our financial statements.
In connection with a services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our customer before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the customer approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The customer has further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the customer’s counterclaims. We have initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The proceedings in the U.S. District Court ended when the Court declined jurisdiction based on a finding of forum non conveniens. The customer has initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. In the first ruling by the host country’s court addressing the validity of the arbitration award, the court denied the customer’s petition to nullify the award and that ruling has been appealed. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the customer prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.
In connection with an international fixed price contract executed by our Fossil, Renewables & Nuclear segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction, we filed a Request for Arbitration with the London Court of International Arbitration (LCIA). In the request, as amended in a January 2010 filing with the LCIA, we currently seek claims of approximately $27.3 million in additional compensation from our client, the prime contractor on the project, related to delay and disruption, loss of profit on descoped areas and changed labor practices. In addition, we have requested additional compensation relative to remeasurements of quantities and scope variations from our client of approximately $13.3 million. On February 5, 2009, the client, who holds a $2.0 million performance letter of credit from us, filed a response that denied our claims and stated it had counterclaims totaling approximately $60.4 million related to certain alleged costs associated with completing work that the client removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. On August 12, 2009, the client filed a Statement of Defense and Counterclaim with the LCIA wherein counterclaims were reduced to $24.0 million. Within this counterclaim, the client also specified $18.8 million it was owed for descopes of work, but agreed in principal to change orders for remeasurements and variations valued at $11.5 million. We evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our statements of operations and cash flows. The USD value of the claims and our letter of credit stated herein fluctuate due to changes in the exchange rate of the GBP.

Our subsidiary, S&W, is nearing completion of work for Xcel Energy (d/b/a Public Service of Colorado) on Xcel’s Comanche project in Colorado. There are material claims by S&W against Xcel for contract changes relating to coordination of the work, delays and resulting impacts on our ability to perform. The resulting change order request submitted by S&W was denied. As a result, S&W filed a lawsuit, 2009-CV-6913, in the District Court, City and County of Denver, Colorado, against Xcel on July 14, 2009, seeking damages in excess of $71.0 million. We anticipate that claim will ultimately exceed $100.0 million. Xcel counterclaimed, alleging nearly $56.0 million in damages or set-offs against S&W. We have evaluated our position and believe we are entitled to amounts in excess of the July 14, 2009 filed claims. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our financial statements.
In connection with a contract executed by our Fossil, Renewables & Nuclear segment for the engineering, procurement and construction of a 600 MW steam turbine electrical generation plant in the U.S., we have commenced an arbitration proceeding with our equipment and services supplier on that project. We contend that one of our suppliers failed to comply with certain contractual obligations. This failure disrupted and delayed our work, significantly increased our costs and exposed us to the imposition of liquidated damages by the owner. On December 30, 2009, we presented claims to our supplier in a preliminary Notice of Claim. Our supplier did not respond to this Notice of Claim and instead filed a Demand for Arbitration dated January 13, 2010, which requests declaratory relief, injunctive relief and damages in an amount to be determined. We served our own Demand for Arbitration on January 18, 2010, which asserts that claims are expected to exceed $50.0 million. We have evaluated our claims and our supplier’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our supplier were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our consolidated statement of operations. See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for additional information related to our claims on major projects.
Environmental Liabilities
LandBank, a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $52.7 million and $17.7 million of such real estate assets recorded in other assets on the accompanying balance sheets at February 28, 2010 and August 31, 2009, respectively. The increase of $35.0 million relates to the consolidation in the current period of a VIE formerly accounted for under the equity method. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At February 28, 2010, our E&I segment had $4.5 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.0 million at August 31, 2009.
Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share
Weighted average shares outstanding for the three and six months ended February 28, 2010 and February 28, 2009 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Basic	83,915	83,255	83,668	83,179
Stock options	1,003	567	955	—
Restricted stock	718	316	825	—

	85,636	84,138	85,448	83,179

The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three and six months ended February 28, 2010 and February 28, 2009 because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Stock options	1,351	2,422	1,230	3,860
Restricted stock	96	611	126	1,478
Note 13 — Employee Benefit Plans
The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and six months ended February 28, 2010 and February 28, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Service cost	$33	$453	$68	$973
Interest cost	2,020	1,892	4,109	4,051
Expected return on plan assets	(1,809)	(1,608)	(3,678)	(3,440)
Amortization of net loss	826	501	1,684	1,077
Curtailment gain	—	(2,725)	—	(2,929)
Other	9	9	18	18

Total net pension expense (credit)	$1,079	$(1,478)	$2,201	$(250)

We expect to contribute $12.6 million to our pension plans in fiscal year 2010. As of February 28, 2010, we contributed $10.5 million to these plans, including an $8.3 million voluntary cash contribution to our underfunded pension plan in the United Kingdom.
Multi-employer Plans
We participate in various multi-employer pension plans under union and industry-wide agreements. Generally, these plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act (ERISA), a contributor to a multi-employer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.
Note 14 — Related Party Transactions
In January 2003, our subsidiary, S&W, was awarded a subcontract to perform engineering services by Bernhard Mechanical Contractors, Inc. (BMC) for a cogeneration plant on Louisiana State University’s (LSU) campus. Our Chairman, President and Chief Executive Officer’s brother is an executive officer and a significant owner of BMC. The total consideration for the engineering services provided was approximately $2.0 million. In connection with the engineering services, we entered into an assignable guaranty agreement (Guaranty) with BMC under which we agreed, subject to several conditions precedent, to guarantee possible BMC obligations that could be owed by BMC to LSU pursuant to a separate performance-based energy efficiency services and equipment contract (ESA). Until recently, BMC and LSU were engaged in protracted litigation (BMC/LSU Dispute) regarding various issues relating to the ESA. On March 15, 2010, LSU and BMC executed, among other things, a Termination and Release Agreement resolving the BMC/LSU Dispute, including those obligations that could trigger the Guaranty. Further, on June 29, 2009, BMC and the Company amended an Indemnification and Fee Agreement (IFA Amendment) which requires BMC and the Company to terminate the Guaranty in the event LSU and BMC execute a binding settlement agreement. On December 23, 2009, BMC filed a third party lawsuit against S&W for contribution and indemnification in the event BMC is found liable for any damages relating to the turbine design, plans or specifications S&W may have provided under the engineering services. Also on December 23, 2009, BMC filed an arbitration demand against S&W asserting the same claims. As a result of the terms of the BMC/LSU Dispute resolution and the terms of the IFA Amendment, any Guaranty obligations the Company may have had to LSU and/or BMC were terminated. Additionally, BMC has submitted papers to dismiss both its third party lawsuit and arbitration demand against S&W, which will result in the termination of those proceedings.
Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse (see Note 5 — Equity Method Investments).

Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our customers for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are recorded. However, profit recognition on the individual claim is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts, including claims on the accompanying consolidated balance sheets.
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
Unapproved Change Orders and Claims
Our consolidated revenues include amounts for unapproved change orders and claims on projects recorded on a percentage-of-completion basis. For the three and six months ended February 28, 2010, unapproved change orders and claims included in revenues increased by approximately $12.4 million and $5.2 million, respectively, as compared to $2.1 million and $20.2 million, respectively, for the three and six months ended February 28, 2009.
The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at February 28, 2010 and February 28, 2009, respectively, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year	Fiscal Year
	2010	2009
Amounts included in project estimates-at-completion at September 1	$222.9	$63.6
Changes in estimates-at-completion	67.0	53.6
Approved by customer	(33.0)	(32.6)

Amounts included in project estimates-at-completion at February 28	$256.9	$84.6

Amounts accrued in revenues on a total project basis at February 28	$92.1	$64.3

Included in our project estimates-at-completion (EAC) at February 28, 2010 and shown in the table above are expected cost recoveries associated with a claim of approximately $100.0 million for price adjustments on a new construction project for which our contract includes escalation provisions. We have reached an agreement with our client to replace certain index-based adjustments with fixed annual escalation percentages. The resulting amendment is subject to approval by the state Public Service Commission. Also included in our project EAC for this new construction project are expected cost recoveries associated with change requests of approximately $50.0 million. To date, we have recorded less than $5.0 million in revenue in our financial statements related to these two items.
In addition, we have incorporated in our project EAC at February 28, 2010 approximately $47.5 million related to unapproved change orders associated with permitting delays on a coal-plant construction project. Of this amount, we have recorded approximately $22.2 million based on percentage completion accounting, which is included in the “Amounts accrued in revenues” at February 28, 2010 in the above table. Not included in amounts disclosed above are assumed recoveries in our EAC of approximately $21.0 million for cost escalation on commodities where the applicable escalation percentage has been agreed to in principal and for which we have entitlement under the existing terms of the contract.
The difference between the amounts included in project EAC used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts are the forecasted costs for work which has not yet been incurred (i.e. remaining percentage-of-completion revenue to be recognized on the related project).

If we collect amounts different than the amounts that we have recorded as unapproved change orders/claims receivable, that difference will be reflected in the EAC used in determining contract profit or loss. Timing of claim collections is uncertain and depends on negotiated settlements, trial date scheduling and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our unapproved change orders/claims receivable within the next twelve months.
Also included in unapproved change orders and claims are two matters currently in arbitration or litigation. See Note 11 — Contingencies and Commitments for additional information.
In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs at February 28, 2010 approximately $26.6 million in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See Note 11 — Contingencies and Commitments for information with respect to vendor backcharges.
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
Our revenue EACs include an estimate of amounts that we expect to earn if we achieve a number of agreed upon criteria. At February 28, 2010 and August 31, 2009, our project estimates included $39.8 million and $32.9 million, respectively, related to estimated achievement of these criteria. On a percentage-of-completion basis, we have recorded $26.4 million and $29.4 million of these estimated amounts in revenues for the related contracts and equal amounts in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets based on our progress as of February 28, 2010, and August 31, 2009, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are recognized using the percentage-of-completion method of accounting.
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
Our segments’ revenues, gross profit and income (loss) before income taxes and earnings from unconsolidated entities for the three and six months ended February 28, 2010 and February 28, 2009 were as follows:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	2010	2009	2010	2009

Revenues:
Fossil, Renewables & Nuclear	$551.6	$552.0	$1,131.2	$1,228.6
Maintenance	177.2	172.7	470.6	506.8
E&I	488.3	449.9	1,016.5	851.3
E&C	287.2	331.2	626.5	653.0
F&M	120.0	161.2	237.9	325.9
Corporate	—	0.5	0.1	2.4

Total revenues	$1,624.3	$1,667.5	$3,482.8	$3,568.0

Gross profit:
Fossil, Renewables & Nuclear	$18.7	$(31.1)	$51.7	$20.7
Maintenance	8.4	(1.5)	28.6	10.2
E&I	45.3	40.3	92.8	74.8
E&C	46.8	60.6	81.2	113.1
F&M	24.1	33.7	44.7	69.3
Corporate	1.8	0.4	0.9	2.4

Total gross profit	$145.1	$102.4	$299.9	$290.5

Gross profit percentage:
Fossil, Renewables & Nuclear	3.4%	(5.6)%	4.6%	1.7%
Maintenance	4.7	(0.9)	6.1	2.0
E&I	9.3	9.0	9.1	8.8
E&C	16.3	18.3	13.0	17.3
F&M	20.1	20.9	18.8	21.3
Corporate	NM	NM	NM	NM
Total gross profit percentage	8.9%	6.1%	8.6%	8.1%

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Fossil, Renewables & Nuclear	$4.7	$(45.7)	$23.1	$(9.8)
Maintenance	6.2	(4.1)	23.8	4.3
E&I	28.1	25.1	58.4	43.7
E&C	35.5	53.1	57.8	94.9
F&M	16.5	26.1	29.1	56.4
Investment in Westinghouse	30.1	20.0	(81.7)	(151.1)
Corporate	(16.3)	(19.1)	(32.8)	(41.1)

Total income before income taxes and earnings (losses) from unconsolidated entities	$104.8	$55.4	$77.7	$(2.7)

NM — Not Meaningful

Our segments’ assets were as follows:

	February 28,	August 31,
(In millions)	2010	2009
Assets
Fossil, Renewables & Nuclear	$1,845.1	$1,629.9
Maintenance	193.8	180.7
E&I	1,069.1	1,002.8
E&C	788.7	853.4
F&M	693.0	698.0
Investment in Westinghouse	1,183.2	1,171.2
Corporate	786.1	846.9

Total segment assets	6,559.0	6,382.9
Elimination of investment in consolidated subsidiaries	(412.1)	(412.1)
Elimination of intercompany receivables	(438.4)	(414.0)
Income taxes not allocated to segments	0.4	0.4

Total consolidated assets	$5,708.9	$5,557.2

Major Customers
Revenues related to U.S. government agencies or entities owned by the U.S. government were $407.7 million and $872.8 million, respectively, for the three and six months ended February 28, 2010, representing approximately 25% of our total revenues for each period. For the three and six months ended February 28, 2009 we recorded revenues related to the U.S. government of approximately $377.8 million and $702.4 million, respectively, representing approximately 23% and 20%, respectively, of our total revenues for each period. These revenues were primarily related to work performed in our E&I segment.
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
There have been no material changes to the valuations techniques utilized in the fair value measurement of assets and liabilities presented on the Company’s balance sheet as compared to those disclosed in our 2009 Form 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information at February 28, 2010, about our financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$515,358	$—	$515,358	$—
Stock and bond mutual funds	5,930	5,930	—	—
U.S. government agency and corporation securities	41,766	—	41,766	—
Foreign government and foreign government guaranteed securities	102,633	—	102,633	—
Corporate notes and bonds	354,462	—	354,462	—

Total	$1,020,149	$5,930	$1,014,219	$—

Liabilities:
Interest rate swap contract	$33,279	$—	$33,279	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$766	$—	$766	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$77	$—	$77	$—
We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counter party’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 7 —Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.
We manage our currency exposures with foreign currency derivative instruments denominated in our major currencies, which are generally the currencies of the countries in which we conduct the majority of our international business. We utilize derivative instruments to manage the foreign currency exposures related to specific assets and liabilities that are denominated in foreign currencies and to manage forecasted cash flows denominated in foreign currencies generally related to engineering and construction projects. Our counterparties to these instruments are major U.S. banks. These currency derivative instruments are carried on the consolidated balance sheet at fair value and are based upon market observable forward exchange rates and forward interest rates.
We value derivative assets by discounting future cash flows based on currency forward rates. The discount rate used for valuing derivative assets incorporates counterparty credit risk, as well as our cost of capital. Derivative liabilities are valued using a discount rate that incorporates our credit risk.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Effective September 1, 2009, we adopted the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the second quarter of fiscal year 2010, we did not record any fair market value adjustments to those financial and nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Effects of Derivative Instruments on Income and Other Comprehensive Income

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Three Months Ended		Six Months Ended
	Recognized in Income on	February 28,	February 28,	February 28,	February 28,
(in millions)	Derivatives	2010	2009	2010	2009
Derivatives Designated as Hedging Instruments:

Interest rate swap contract	Other Comprehensive Income (Loss)	$(1.1)	$(4.2)	$(1.2)	$(11.5)

Derivatives Not Designated as Hedging Instruments:

Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$(0.6)	$1.7	$0.2	$(1.5)
Note 18 — Supplemental Cash Flow Information

	Six Months Ended
	February 28,	February 28,
	2010	2009
Non-cash investing and financing activities (in thousands):

Additions to property, plant and equipment	$12,840	$—

Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $737 and $7,392, respectively	$1,173	$11,513

Equity in Westinghouse’s accumulated other comprehensive income, net of deferred tax of $(2,702) and $(65,089), respectively	$(4,299)	$(101,379)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•	continued depressed global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our customers operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	ability of our customers to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for domestic and foreign government agencies and private sector customers that are facing financial challenges;

•	delays and/or defaults in customer payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant customers, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems including union contracts up for collective bargaining;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;

•	compliance with laws and regulations relating to our global operations and our technologies;

•	protection and validity of patents and other intellectual property rights;

•	risks related to our Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•	our ability to obtain waivers or amendments with our lenders or sureties or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our credit facility or surety indemnity agreements;

•	covenants in our Restated Credit Agreement that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our credit facility;

•	outcomes of pending and future litigation;

•	impact of recently passed legislation or outcomes of pending and future regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	liabilities arising from multi-employer plans entered into by any of our subsidiaries;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the foreign countries where we operate;

•	significant changes in the market price of our equity securities;

•	provisions in our articles of incorporation, by-laws and shareholder rights agreement that could make it more difficult to acquire us and may reduce the market price of our common stock;

•	the ability of our customers to obtain financing to fund their projects;

•	the ability of our customers to receive or the possibility of our customers being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Fossil, Renewables & Nuclear segment; and

•	the U.S. administration’s support of the nuclear power option and loan guarantee program.
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
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section discusses our financial position at February 28, 2010, and the results of our operations for the three and six months ended February 28, 2010 and February 28, 2009, and should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2009 Form 10-K.
We report our financial results using August 31st as our fiscal year end. Accordingly, our fiscal quarter end dates are as follows:

• First Quarter	November 30th
• Second Quarter	February 28th
• Third Quarter	May 31st
• Fourth Quarter	August 31st
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

Nuclear Power Generation. Approximately 20% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services to meet the demands of this growing sector, including engineering, design, procurement, construction and project management that support the domestic and international nuclear power markets. We have been awarded a technical services contract for four AP1000 nuclear power units in the People’s Republic of China (China) and three EPC contracts to build six domestic AP1000 units — two each for Georgia Power, South Carolina Electric & Gas and Progress Energy. We recently reached several international milestones including supervising the placement of the first nuclear concrete and major structural modules at the world’s first AP1000 nuclear power plants at the Sanmen and Haiyang nuclear power plants in China’s Zhejiang and Shandong provinces.
In addition to the contracts we have been awarded in the area of new plant construction, we are recognized in the power industry for improving the efficiency, capacity output and reliability of existing nuclear plants through uprate projects. These uprate projects are carbon neutral and represent a competitive cost alternative to new plant construction and will continue to be an important component in the expansion of domestic power generation.
While it is unclear what impact current economic conditions might have on the timing or financing of such projects, the February 2010 announcement that the Department of Energy (DOE) has offered conditional loan guarantees for the construction of the two new AP1000 nuclear reactors for Georgia Power represents a continuation of the current U.S. administration’s support for restarting the domestic nuclear industry. While it is too early to project whether and when additional loan guarantees might be issued, we believe that the Obama Administration’s support of nuclear development combined with our existing base of nuclear services work and our collaboration with Westinghouse should position us to capitalize on what we believe to be the long-term growth prospects for this industry.
Clean Coal-Fired Generation. Approximately 45% of electric power generated in the U.S. is from coal-fired power plants, and the U.S. has significant coal reserves. Electric power companies in the U.S. have historically pursued construction of new coal-fired power plants, because, although coal-fired capacity is capital intensive to build, it generally has relatively lower operating costs as compared to other fossil fuels. Recently, however, uncertainty surrounding potential regulations targeting carbon emissions, as well as the global economic downturn and low natural gas prices, have caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe that coal will continue to be a significant component of future domestic energy generation, and we intend to continue positioning our resources to capture a significant market share of any new build, retrofit or expansion projects.
Air Quality Control (AQC). Our AQC business includes domestic and international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture and selective catalytic reduction (SCR) processes used at existing coal-fired electric power plants. We believe we are the market leader for domestic EPC FGD projects.
Volume in our AQC business is heavily dependent on pollution-control regulation and many of our current AQC clients have completed, or will soon complete, projects that will enable them to meet current air quality standards. As these projects are completed, we are experiencing a delay before utilities move forward with projects as a result of the pending regulation discussed below.
Existing U.S. government and state environmental AQC regulations have driven the need to retrofit existing coal-fired power plants with modern pollution-control equipment. In July 2008, the D.C. Circuit Court of Appeals issued an opinion in North Carolina v. Environmental Protection Agency (EPA), vacating and remanding the Clean Air Interstate Rule (CAIR), a pollution reduction program designed to reduce power plant emissions through various air quality standards. As a result of the Court’s decision, the current CAIR standards remain in place until the EPA makes modifications. These rulings provide some temporary stability to the emission standards. Although the EPA is required to revise the current CAIR rule and the status of any new emissions legislation remains undecided, we anticipate that the revised CAIR rule and any future CAIR-related legislation will continue to impose stringent requirements on air emissions, which is expected to have a positive effect on future demand for our AQC services.
Mercury emission controls and the SCR process for nitrogen oxide emission controls and AQC services are in continued demand. We believe the domestic market for both these services could increase if the current federal and state government trends toward increased regulation continue, and we believe there will be select international markets for pursuing the SCR and fine particle control work.

Gas-Fired Generation. Approximately 23% of the electric power generated in the U.S. is generated from natural gas-fired power plants. We continue to observe renewed interest in gas-fired electric generation as electric utilities and independent power producers look to diversify their options. In many states, recent initiatives to reduce carbon dioxide and other greenhouse gas emissions and immediate demand for additional electric power generation capacity have stimulated renewed demand for gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but tend to have comparatively higher and potentially more volatile operating costs. In addition, gas-fired generation has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation of these alternative energy sources. We expect power producers to increase capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain low for some time because of gas field development projects in the U.S. as well as potential liquefied natural gas (LNG) imports. Although the effect of current economic conditions on the timing or financing of such projects is unclear, we expect that gas-fired power plants will continue to be an important component in the development of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this market.
Renewable Energy Generation. Approximately 4% of the electric power generated in the U.S is from renewable sources such as biomass, geothermal, solar, wind. We are actively pursuing international and domestic projects using a variety of renewable energy technologies, including geothermal, biomass and solar. Although the current economic climate and uncertainty of climate-control legislation have slowed development of many of these projects, we believe renewable energy projects will likely be a significant part of the energy market in the near future.
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
Fossil Plant Maintenance and Modifications. We offer fossil plant maintenance services for energy generation facilities in North America. Our nuclear refueling outage expertise, paired with our construction planning and execution skills, give us the ability to expand in to this market as energy demand increases.
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

E&I Segment
Our E&I segment provides engineering, design and construction, construction management, regulatory, scientific, logistics support, operations and maintenance and program management services to both commercial clients and U.S. federal, state and local government clients. Our staff is strategically positioned throughout the U.S. and abroad to provide full-service solutions to clients facing complex environmental and infrastructure challenges.
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
Design-Build. We execute all design-build phases using our proficiencies in engineering, design, operations, construction and construction management for large infrastructure projects. Our current hurricane protection project in New Orleans, Louisiana, is the largest design-build domestic civil works project ever undertaken by the U.S. Army Corps of Engineers (USACE). Also, the U.S. DOE contracted us, through our joint venture Shaw Areva Mox Services, LLC, to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, South Carolina, a first-of-a-kind facility in the U.S. to process weapons-grade plutonium into nuclear fuel. As part of our sustainability efforts, we help our clients achieve Leadership in Energy and Environmental Design certification for facilities by using green building practices. We continue to develop engineering, design and construction strategies to promote the use of sustainable development techniques. Some of those strategies include retrofitting buildings for energy efficiency and weatherizing structures, with the goal of providing a return on investment for our clients.
Environmental Remediation. We have extensive experience in environmental remediation for both government and private-sector clients, including those in the chemical, energy, real estate, manufacturing and transportation fields. We have executed many complex remediation and restoration projects for the U.S. government, including remediating military bases with unexploded ordnance exposure and residual fuel and chemical contamination, as well as former nuclear weapons production and atomic testing sites. Our technological capabilities such as laboratory assessments, field-testing and analysis support a wide range of client needs, including but not limited to groundwater modeling, contaminant transport and soil washing. We hold patented technologies in the bioaugmentation field, implementing microbial culture techniques to remediate contaminated groundwater, and spearheading the use of ozone, a common element in the earth’s atmosphere, to eliminate organic contaminants.
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
Transportation and General Infrastructure. We offer program management for infrastructure projects related to transportation, water and wastewater systems. We offer a full range of technical and management services to design, plan, engineer, construct, renovate, operate and maintain highways, railways, transit systems, waterways and airports. We provide airport-related services for runways, taxiways, aprons, terminals and concourses. Bridge and roadwork, transit and highway tunnels, parking structures and vehicle maintenance facilities are also included in our broad scope of services. Large U.S. municipal agencies such as the New York City Department of Environmental Protection and the San Francisco Public Utilities Commission have engaged us for major water infrastructure needs, which include water system improvements and wastewater services such as planning, collection and treatment, as well as plant construction services. Additionally, we execute urban planning projects and provide clients with a long-term vision that supports viable growth opportunities for their region.
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
While the current global economic climate has impacted E&C segment’s prospects in the short-term, as the economy recovers, we anticipate that expenditures by our major oil and petrochemical clients will begin to return to prior levels.
Ethylene. One of Shaw’s core proprietary technologies is ethylene process technology. Ethylene is an olefin that serves as a base chemical of the petrochemical industry. Since our first ethylene plant was built in 1941, we have designed and/or built more than 120 grassroots units, which provide a significant portion of the world’s ethylene supply. Produced by the steam cracking of hydrocarbon feedstocks, ethylene and its co-product, propylene, are key building blocks for other petrochemicals and polymers. The economic slowdown and the large amount of ethylene currently entering the market from recently completed projects have contributed to reduced demand and the delay of many planned projects. Exceptions are in the Middle East, where economic projects are generally proceeding because of the availability of low-cost feedstock, and China, which seems to be affected less by the slowdown than other regions.
We believe the delay in new, grassroots project activity will be somewhat offset by opportunities to revamp existing facilities as owners seek to maximize productivity. We anticipate that debottleneck and revamp projects and technology upgrades may result in additional opportunities over the next several years.
Petrochemicals. The economic downturn has resulted in a decrease in global demand for durable goods made from petrochemicals and a corresponding decline in production and new construction. However, we expect that Middle Eastern and Chinese clients may continue to focus on strategic plans and investments. In the rest of Asia, we anticipate that investments may ramp up as the economy recovers. We also expect that the Middle East’s demand for polymers may increase, especially for specialty commodities and engineering plastics. With our portfolio of technologies in polystyrene, acrylonitrile butadiene styrene (ABS), intermediate polycarbonates and others, Shaw is well positioned to participate in the expected economic upturn.
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
Upstream. Our upstream division business has been successful in winning project management consultancy (PMC) work in the offshore sector and is currently pursuing additional onshore opportunities in the Middle East. In response to the rising global demand for liquefied petroleum gas (LPG), production is forecast to increase dramatically by 2012, primarily in the Middle East and North Africa. We are active in this market, with recent awards for front-end engineering design (FEED) and detailed engineering services for an LPG project in Algeria.
Syngas (short for synthesis gas), a clean gas that can be used for power generation or converted to substitute natural gas (SNG) or high value clean fuels has characteristics which make it an attractive future fuel source. Syngas can be produced through a number of processes including coal gasification and steam reforming of natural gas or liquid hydrocarbons. Syngas production may grow with rising demand for electricity and the push for reductions in greenhouse gas emissions, especially carbon dioxide, and we believe we are well positioned to participate in this growth.
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
Module Facility. We are constructing and expect to begin operations of a modular facility in Lake Charles, Louisiana in the second half of the year. The Shaw Modular Solutions facility is believed to be the first of its kind in the U.S. and will build modules for the construction of domestic AP1000 nuclear power plants. The new facility will utilize our industry-leading technologies and our proprietary operations management systems. We have received orders for the first six nuclear reactors to be built domestically in more than 30 years, all of which are designed to use AP1000 technology and will include modules fabricated in our Lake Charles facility.
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
In connection with our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements with Toshiba (Put Option), providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined “Exercise Period.” The Exercise Period commences upon the earlier of March 31, 2010, or the occurrence of a “Toshiba Event” which is caused by, among other things, Toshiba failing to maintain certain financial metrics. Toshiba notified us on May 11, 2009, that it experienced a Toshiba Event as of May 8, 2009, because it failed to maintain a minimum consolidated net worth as defined in the Put Option of JPY 800 billion. Because of the Toshiba Event, the Westinghouse Bond holders who funded our Investment in Westinghouse currently have the opportunity, under certain circumstances, to direct us to exercise the Put Option.
As of the date of this report, the bondholders have not directed us to exercise the Put Option, and the company has no knowledge of any intent to do so in the future. The bondholders’ direction to exercise the Put Option would not affect Toshiba’s or our obligations under the Westinghouse CRA, which provides us with certain exclusive opportunities to bid on projects where the company would provide EPC services on future Westinghouse AP1000 nuclear power plants and other commercial opportunities such as supplying piping for those units. In June 2009, Toshiba reported that it raised approximately $3.0 billion in equity, which increased Toshiba’s net worth to an amount exceeding the minimum threshold.
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
For additional information, see Note 5 — Equity Method Investments and Note 7 — Debt and Revolving Lines of Credit included in Part I, Item 1. — Financial Statements and in “Liquidity” below.
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
Overview of Results and Outlook
We generated strong operating income and cash flow during the second quarter of fiscal year 2010 with earnings being driven primarily by the operating performance of our E&C and E&I segments. Our E&I segment continued to focus on its execution of major U.S. Government contracts, while our E&C segment and to a lesser extent F&M segment continued their successful execution of existing contracts in backlog. Earnings improved in our Fossil, Renewables & Nuclear and Maintenance segments compared to the second quarter of fiscal year 2009 when we recorded charges on two contracts. Our second quarter reported earnings also benefited from the strengthening of the USD compared to the JPY, and our results include a $39.4 million non-operating, non-cash, foreign exchange translation gain in our Investment in Westinghouse segment resulting from translating the Westinghouse Bonds from JPY to USD for financial reporting purposes. The JPY/ USD exchange rate was 88.9 at February 28, 2010 versus 86.6 at November 30, 2009.
New bookings of non-U.S. Government related work continues at reduced levels. We believe the global economic slowdown delayed or altered client investment decisions during fiscal year 2009 and the first half of fiscal year 2010 for new refinery, petrochemical and chemical projects. While the markets served by our E&I segment remain strong, backlog has declined from year-end in most of our business segments.
Our Fossil, Renewables & Nuclear segment’s financial results reflect the completion of several domestic AQC projects and continued execution of a number of EPC projects for new coal and gas-fired power plants. Our results also reflect continued work under a services contract for four new AP1000 reactors in China as well as the increasing volume of activity on two domestic AP1000 nuclear power projects.
Our Maintenance segment’s improved results in the second quarter fiscal year 2010 were driven by projects for nuclear refueling outages for new and existing customers. Typically, the first and third quarters of our fiscal year generate the highest volumes of work in the power sector, as this is when many power generation facilities are shut down for scheduled maintenance. Some work begun in the first quarter extended into the second quarter of fiscal 2010.
Our E&I segment generated strong revenue and earnings, primarily driven by increased volumes and solid execution in our U.S. Government business activities. Construction activity on a hurricane protection project for the USACE in southeast Louisiana and our MOX project for the DOE in South Carolina continue to drive E&I’s earnings. U.S. government spending remains strong and the E&I segment is well positioned to compete for many large U.S. government opportunities, as reflected by several recent awards and scope increases from our U.S. federal, state and local government clients.
Our E&C segment’s results, while still strong, declined from the record levels seen in fiscal year 2009, reflecting the impact of lower bookings during the past 18 months. While E&C continues to successfully execute projects in its backlog, a majority of the high-margin engineering services contracts that drove record earnings in fiscal 2009 have now been completed. We have a significant number of proposals outstanding, but it is difficult to predict the timing and quantity of clients’ investment decisions that drive bookings for this segment.

Our F&M segment’s results continued to be strong but also declined from the record levels experienced in fiscal year 2009. Margin pricing pressure continues and the segment has seen a reduction in new bookings throughout 2009 and the first half of fiscal 2010 (excluding nuclear modular and fabrication scope transferred from our Fossil, Renewables & Nuclear segment). Construction of our new state-of-the-art module facility in Lake Charles, Louisiana continues to progress toward completion and our nuclear fabrication work is expected to begin operations in the second half of the year.
During the quarter, we generated $106.8 million in operating cash flow, driven primarily by earnings led by our E&C and E&I segments.
Consolidated Results of Operations
Consolidated Revenues:

(dollars in millions)	February 28, 2010	February 28, 2009	$ Change	% Change

Three months ended	$1,624.3	$1,667.5	$(43.2)	(2.6)%
Six months ended	$3,482.8	$3,568.0	$(85.2)	(2.4)%
Consolidated revenues declined slightly during the three and six months ended February 28, 2010 as compared to the prior fiscal year. Revenues in our E&I and Maintenance segments increased in the three months ended February 28, 2010 as compared to the same period in the prior fiscal year, while revenues in our E&C and F&M operating segments were lower as compared to the same period in the prior year. For the six month ended February 28, 2010, revenues increased in our E&I segment while decreasing in our other segments compared to the same period in the prior fiscal year.
Consolidated Gross Profit:

(dollars in millions)	February 28, 2010	February 28, 2009	$ Change	% Change

Three months ended	$145.1	$102.4	$42.7	41.7%
Six months ended	$299.9	$290.5	$9.4	3.2%
Consolidated gross profit increased for the three and six months ended February 28, 2010 compared to the prior fiscal year due primarily to better execution of our EPC contracts for fossil fuel-fired power projects in our Fossil, Renewables & Nuclear segment. Our Maintenance segment also experienced an increase in gross profit compared to the prior fiscal year.
Consolidated Selling, General & Administrative Expenses (SG&A):

(dollars in millions)	February 28, 2010	February 28, 2009	$ Change	% Change

Three months ended	$72.3	$70.4	$1.9	2.7%
Six months ended	$148.1	$143.5	$4.6	3.2%
Consolidated selling, general and administrative expenses increased slightly for the three and six months ended February 28, 2010 as compared to the same period in the prior fiscal year due primarily to increases in business development and proposal costs, partially offset by lower non-income related tax expense and reduced amounts of contract labor as compared to the prior year period.
Consolidated Interest Expense:

(dollars in millions)	February 28, 2010	February 28, 2009	$ Change	% Change

Three months ended	$11.1	$12.0	$(0.9)	(7.5)%
Six months ended	$21.4	$23.6	$(2.2)	(9.3)%

Consolidated interest expense for the three and six months ended February 28, 2010 decreased primarily due to lower interest expense on our Japanese Yen-denominated bonds due to our expensing of the balance of the deferred financing costs and the original issuance bond discount in fiscal year 2009.
Consolidated Income Taxes:

(dollars in millions)	February 28, 2010	February 28, 2009	$ Change	% Change

Three months ended	$37.9	$22.7	$15.2	67.0%
Six months ended	$26.7	$—	$26.7	NM
Our consolidated tax rate, based on income before income taxes, noncontrolling interest and earnings from unconsolidated entities, for the three and six months ended February 28, 2010 was 36% and 34%, respectively. In comparison, our consolidated tax rate for the three and six months ended February 28, 2009 was a provision of 41% and a benefit of 1%, respectively. We treat unrealized foreign currency gains and losses on the JPY-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in reliably estimating such gains and losses. For the three months ended February 28, 2010 and 2009, we recorded a (benefit) or provision for other discrete items totaling ($0.5) million and $3.2 million, respectively, primarily for uncertain tax positions and other identified adjustments. The six months ended February 28, 2009 includes net other discrete items of $5.6 million relating to provisions for uncertain tax positions as well as a benefit for the retroactive effect of the renewal of the Work Opportunity Tax Credit. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains or losses, the mix and amount of earnings in various tax jurisdictions, changes in certain non-deductible expenses and the provision for uncertain tax positions. We expect our fiscal 2010 annual effective tax rate, excluding discrete items, to be approximately 37%.
Consolidated Earnings from Unconsolidated Entities, net of income taxes:

(dollars in millions)	February 28, 2010	February 28, 2009	$ Change	% Change

Three months ended	$3.3	$5.9	$(2.6)	(44.1)%
Six months ended	$3.1	$7.3	$(4.2)	(57.5)%
The decrease in earnings from unconsolidated entities for the three and six months ended February 28, 2010, as compared to the same period in the prior fiscal year, was primarily due to lower earnings from our Investment in Westinghouse segment.
Consolidated Net Income (loss):

(dollars in millions)	February 28, 2010	February 28, 2009	$ Change	% Change

Three months ended	$70.2	$38.7	$31.5	81.4%
Six months ended	$54.1	$4.6	$49.5	1,076.1%
The increase in consolidated net income for the three months ended February 28, 2010, as compared to the prior fiscal year was due to better execution in our Fossil, Renewables & Nuclear and Maintenance segments and a non-cash foreign exchange translation gain of $39.4 million resulting from the limited recourse Japanese Yen-denominated debt associated with our Westinghouse Equity. The increase in consolidated net income for the six months ended February 28, 2010, as compared to the prior fiscal year was due to better execution in our Fossil, Renewables & Nuclear, Maintenance and E&I segments and a reduction in the non-cash foreign exchange translation loss associated with our limited recourse Japanese Yen-denominated debt to $(63.0) million from $(130.3) million in the prior fiscal year.

Segment Results of Operations
The following comments and tables compare selected summary financial information related to our segments for the three and six months ended February 28, 2010 and February 28, 2009 (dollars in millions).

	Three Months Ended
	2010	2009	$ Change	% Change
Revenues:
Fossil, Renewables & Nuclear	$551.6	$552.0	$(0.4)	(0.1)%
Maintenance	177.2	172.7	4.5	2.6
E&I	488.3	449.9	38.4	8.5
E&C	287.2	331.2	(44.0)	(13.3)
F&M	120.0	161.2	(41.2)	(25.6)
Corporate	—	0.5	(0.5)	NM

Total revenues	$1,624.3	$1,667.5	$(43.2)	(2.6)%

Gross profit:
Fossil, Renewables & Nuclear	$18.7	$(31.1)	$49.8	160.1%
Maintenance	8.4	(1.5)	9.9	660.0
E&I	45.3	40.3	5.0	12.4
E&C	46.8	60.6	(13.8)	(22.8)
F&M	24.1	33.7	(9.6)	(28.5)
Corporate	1.8	0.4	1.4	NM

Total gross profit	$145.1	$102.4	$42.7	41.7%

Gross profit percentage:
Fossil, Renewables & Nuclear	3.4%	(5.6)%
Maintenance	4.7	(0.9)
E&I	9.3	9.0
E&C	16.3	18.3
F&M	20.1	20.9
Corporate	NM	NM
Total gross profit percentage	8.9%	6.1%

Income (loss) before income taxes and earnings from unconsolidated entities:
Fossil, Renewables & Nuclear	$4.7	$(45.7)	$50.4	110.3%
Maintenance	6.2	(4.1)	10.3	251.2
E&I	28.1	25.1	3.0	12.0
E&C	35.5	53.1	(17.6)	(33.1)
F&M	16.5	26.1	(9.6)	(36.8)
Investment in Westinghouse	30.1	20.0	10.1	50.5
Corporate	(16.3)	(19.1)	2.8	NM

Total income (loss) before income taxes and earnings from unconsolidated entities	$104.8	$55.4	$49.4	89.2%

NM — Not Meaningful.

	Six Months Ended
	2010	2009	$ Change	% Change
Revenues:
Fossil, Renewables & Nuclear	$1,131.2	$1,228.6	$(97.4)	(7.9)%
Maintenance	470.6	506.8	(36.2)	(7.1)
E&I	1,016.5	851.3	165.2	19.4
E&C	626.5	653.0	(26.5)	(4.1)
F&M	237.9	325.9	(88.0)	(27.0)
Corporate	0.1	2.4	(2.3)	NM

Total revenues	$3,482.8	$3,568.0	$(85.2)	(2.4)%

Gross profit:
Fossil, Renewables & Nuclear	$51.7	$20.7	$31.0	149.8%
Maintenance	28.6	10.2	18.4	180.4
E&I	92.8	74.8	18.0	24.1
E&C	81.2	113.1	(31.9)	(28.2)
F&M	44.7	69.3	(24.6)	(35.5)
Corporate	0.9	2.4	(1.5)	NM

Total gross profit	$299.9	$290.5	$9.4	3.2%

Gross profit percentage:
Fossil, Renewables & Nuclear	4.6%	1.7%
Maintenance	6.1	2.0
E&I	9.1	8.8
E&C	13.0	17.3
F&M	18.8	21.3
Corporate	NM	NM
Total gross profit percentage	8.6%	8.1%

Income (loss) before income taxes and earnings from unconsolidated entities:
Fossil, Renewables & Nuclear	$23.1	$(9.8)	$32.9	335.7%
Maintenance	23.8	4.3	19.5	453.5
E&I	58.4	43.7	14.7	33.6
E&C	57.8	94.9	(37.1)	(39.1)
F&M	29.1	56.4	(27.3)	(48.4)
Investment in Westinghouse	(81.7)	(151.1)	69.4	45.9
Corporate	(32.8)	(41.1)	8.3	NM

Total income (loss) before income taxes and earnings from unconsolidated entities	$77.7	$(2.7)	$80.4	2,977.8%

NM — Not Meaningful
The following table presents our revenues by geographic region generally based on the site location of the project for the three and six months ended February 28, 2010 and February 28, 2009.

	Three Months Ended				Six Months Ended
	2010		2009		2010		2009
	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,263.4	78%	$1,290.3	78%	$2,718.8	78%	$2,815.4	80%
Asia/Pacific Rim	251.5	16	193.7	12	520.4	15	398.5	11
Middle East	70.3	4	122.4	7	163.1	5	229.5	6
Canada	3.6	—	6.4	—	7.2	—	12.3	—
Europe	11.8	1	31.9	2	36.9	1	67.1	2
South America and Mexico	3.0	—	15.0	1	6.6	—	31.6	1
Other	20.7	1	7.8	—	29.8	1	13.6	—

Total revenues	$1,624.3	100%	$1,667.5	100%	$3,482.8	100%	$3,568.0	100%

Business Segment Analysis
Fossil, Renewables & Nuclear Segment
Our Fossil, Renewables & Nuclear segment continued to execute major electric power generation and air emission reduction projects across the globe. Reduced demand for electricity in the U.S. and the decline in the stock prices for electric utilities throughout much of 2009 continue to impact electric utilities’ investment decisions. However, the segment’s EPC work on two contracts for new AP1000 nuclear power reactors in the U.S. continues to ramp up. In addition, work continues on our services contract for four new AP1000 nuclear power reactors in China.
Revenues (2nd Quarter)
Revenues of $551.6 million for the three months ended February 28, 2010 were relatively flat when compared to revenues of $552.0 million generated in the prior year period. However, the mix of projects generating the revenues somewhat differed as reflected below:
•	Several domestic emissions control projects that experienced high levels of activity in the comparable period of the prior year have been completed and during the three months ended February 28, 2010 generated approximately $150.0 million less revenue than in the prior year period.

•	Offsetting the decline in emission related projects was an approximate $150.0 million increase in revenues from new build power plants including two new gas-fired power plants and our EPC work on two contracts for four AP1000 nuclear power reactors in Georgia and South Carolina.
Gross profit and gross profit percentage (2nd Quarter)
Gross profit increased $49.8 million, or 160.1%, to $18.7 million for the three months ended February 28, 2010 from $(31.1) million in the same period of the prior fiscal year. Our gross profit percentage increased to 3.4% for the three months ended February 28, 2010 from (5.6) % in the same period of the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to the following:
•	During the comparable period of the prior year, we experienced an increase of approximately $73.9 million in estimated costs at completion on a coal-fired plant. This project has been completed and was transferred to the client in February 2010.

•	Progress on our new build power plants including our two domestic EPC contracts for four new AP1000 nuclear power reactors in the U.S. and the services performed on four new AP1000 nuclear power reactors in China have begun to help increase this segment’s margins. However, weather delays and cost increases associated with work performed during the quarter on one new build coal-fired contract, completion activities on another EPC coal-fired contract, and the close out of the project noted above continue to negatively impact margins. We expect that margins for this segment should increase as the work progresses on the nuclear power projects and the older coal-fired power contracts are completed.

•	Settlement of the Mitsubishi matter as discussed in Note 11 — Contingencies and Commitments.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $50.4 million, or 110.3%, to $4.7 million for the three months ended February 28, 2010, from $(45.7) million in the same period of the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

Revenues (Year to Date)
Revenues decreased $97.4 million, or 7.9%, to $1,131.2 million for the six months ended February 28, 2010 from $1,228.6 million in the same period of the prior fiscal year. This decrease in revenues was primarily attributable to the following:
•	The decline in revenues reflects completion of several domestic emissions control projects that experienced high levels of activity in the comparable period of the prior year. During the six months ended February 28, 2010, these projects generated approximately $325.0 million less revenue than the same period of the prior year.

•	This decrease in revenues was partially offset by an increase in revenues of approximately $290.0 million related to continued progress on the segment’s EPC work on two contracts for four new AP1000 nuclear power reactors in Georgia and South Carolina and two new gas-fired power plants.

•	In the same period of the prior fiscal year, we experienced a decrease in revenues of approximately $36.5 million as a result of an increase in estimated costs at completion on a coal-fired plant.
Gross profit and gross profit percentage (Year to Date)
Gross profit increased $31.0 million, or 149.8%, to $51.7 million for the six months ended February 28, 2010 from $20.7 million in the same period of the prior fiscal year. Our gross profit percentage increased to 4.6% for the six months ended February 28, 2010 from 1.7% in the same period of the prior fiscal year. In each case, this increase was primarily attributable to the following factors:
•	During the comparable period of the prior year, we experienced an increase of approximately $73.9 million in estimated costs at completion on a coal-fired plant.

•	The positive variance described above was enhanced by the early progress on two domestic EPC contracts for four new AP1000 nuclear power reactors in the U.S. as well as our services contract for four new AP1000 nuclear power reactors in China and execution on two new gas-fired power plants.

•	The increases noted above were partially offset by the completion of several higher margin emissions control projects coupled with cost increases and schedule delays at one coal fired EPC project.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $32.9 million, or 335.7%, to $23.1 million for the six months ended February 28, 2010, from $(9.8) million in the same period of the prior fiscal year, primarily attributable to the increase in gross profit described above.
Maintenance Segment
Our Maintenance segment experienced significantly improved performance during the second quarter of fiscal 2010 as compared to the same period of fiscal 2009 with revenues and profits being driven primarily by execution of new and existing nuclear maintenance contracts. During the same period of fiscal 2009, we reached a settlement with an owner over disputes on a major domestic fossil-fired power project resulting in a pre-tax loss of $3.9 million associated with the project.
Revenues (2nd Quarter)
Revenues of $177.2 million for the three months ended February 28, 2010 were only slightly higher when compared to $172.7 million in the same period in the prior fiscal year. However, the mix of projects generating the revenues somewhat differed as described below:
•	Our power and process maintenance related services partly attributable to refueling outages and turnarounds at new and existing customer locations increased by approximately $54.1 million.

•	Our construction sector declined due to the slowdown in overall construction spending and significant competition for small construction projects.

Gross profit and gross profit percentage (2nd Quarter)
Gross profit increased $9.9 million to $8.4 million for the three months ended February 28, 2010, from $(1.5) million in the same period in the prior fiscal year. Gross profit percentage increased to 4.7% for the three months ended February 28, 2010, from (0.9) % in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to the following factors:
•	A change in the mix of services for the three months ended February 28, 2010 where margins have increased based on strong project execution that in turn results in incentive awards from our clients.

•	In the three months ended February 28, 2009, we reached a settlement with an owner over disputes on a major domestic fossil-fired power project that resulted in a pre-tax loss of $3.9 million associated with the project.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $10.3 million, or 251.2%, to $6.2 million for the three months ended February 28, 2010, from $(4.1) million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above as well as a reduction in selling, general and administrative expenses.
Revenues (Year to Date)
Revenues decreased $36.2 million, or 7.1%, to $470.6 million for the six months ended February 28, 2010, from $506.8 million in the same period in the prior fiscal year. This decrease in revenues was primarily attributable to the following factors:
•	Decrease of approximately $42.8 million in the construction sector due to the slowdown in overall construction spending and significant competition for small construction projects.

•	Increase of approximately $32.3 million in our power and process sectors partly attributable to refueling outages and turnarounds at new and existing customer locations.
Gross profit and gross profit percentage (Year to Date)
Gross profit increased $18.4 million, or 180.4%, to $28.6 million for the six months ended February 28, 2010, from $10.2 million in the same period in the prior fiscal year. Gross profit percentage increased to 6.1% for the six months ended February 28, 2010, from 2.0% in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to the following factors:
•	Change in the mix of services for the period compared to the same period in the prior fiscal year and improved execution resulting in higher margins.

•	Offset by a settlement with an owner over disputes on a major domestic fossil-fired power project resulting in a pre-tax loss of approximately $5.3 million in the same period in the prior fiscal year.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $19.5 million, or 453.5%, to $23.8 million for the six months ended February 28, 2010, from $4.3 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above as well as reductions in selling, general and administrative expenses.
E&I Segment
The financial results of our E&I segment reflect strong project execution with revenues and earnings being driven primarily by execution of our two largest projects; the hurricane protection project for the U.S. Army Corps of Engineers in southeast Louisiana and execution of our MOX project for the DOE in South Carolina.

Revenues (2nd Quarter)
E&I revenues increased $38.4 million, or 8.5%, to $488.3 million for the three months ended February 28, 2010 from $449.9 million for the same period in the prior fiscal year. This increase was primarily attributable to activity on our MOX and Paducah consolidated joint ventures for the DOE offset by decreased activity on a hurricane protection project with the USACE in southeast Louisiana and prior year hurricane recovery activity in the gulf region of the U.S.
Gross profit and gross profit percentage (2nd Quarter)
E&I gross profit increased $5.0 million, or 12.4%, to $45.3 million for the three months ended February 28, 2010, from $40.3 million for the same period in the prior fiscal year. Gross profit percentage increased to 9.3% for the three months ended February 28, 2010, from 9.0% in the same period in the prior fiscal year. The increase in gross profit was primarily attributable to increased activity on our MOX joint venture for the DOE and a change in estimate on a fixed price project in the Middle East completed in 2008 for which the costs were incurred and expensed in prior periods.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $3.0 million, or 12.0%, to $28.1 million for the three months ended February 28, 2010, from $25.1 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above partially offset by an increase in selling, general and administrative expenses related primarily to increased proposal activities.
Revenues (Year to Date)
E&I revenues increased $165.2 million, or 19.4%, to $1,016.5 million for the six months ended February 28, 2010 from $851.3 million for the same period in the prior fiscal year. This increase was primarily attributable to our work on a hurricane protection project with the USACE in southeast Louisiana and increased activity on our MOX and Paducah consolidated joint ventures for the DOE. The increase in revenues was partially offset by prior year services related to hurricane recovery activity in the gulf region of the U.S.
Gross profit and gross profit percentage (Year to Date)
E&I gross profit increased $18.0 million, or 24.1%, to $92.8 million for the six months ended February 28, 2010, from $74.8 million for the same period in the prior fiscal year. Gross profit percentage increased to 9.1% for the six months ended February 28, 2010, from 8.8% in the same period in the prior fiscal year. The increase in gross profit was primarily attributable to increased activity on U.S. Government contracts including the hurricane protection project with the USACE in southeast Louisiana and our MOX joint venture for the DOE. The increase in gross profit was partially offset by emergency response services performed in fiscal year 2009 related to hurricane recovery activity in the gulf region of the U.S. The increase in gross profit percentage was primarily attributable to lower overhead costs as a percentage of revenue as compared to the prior year, as well as a change in estimate on the above-mentioned contract completed in 2008 for which the costs were incurred and expensed in prior periods.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $14.7 million, or 33.6%, to $58.4 million for the six months ended February 28, 2010, from $43.7 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above.
E&C Segment
E&C continued to perform well with strong project execution across its portfolio of projects. Revenues for E&C decreased from 2009 primarily due to reduced volumes of customer furnished materials and reimbursable costs which are invoiced to clients without profit, as well as from reduced volumes of engineering services. E&C continued experiencing the expected decline in profits during the first two quarters of fiscal 2010 from record levels experienced in the prior fiscal year as a result of the completion of a number of high-margin engineering services contracts and a decrease in bookings of new work. We are beginning to see signs of renewed client interest in the early phases of major capital investments such as studies and front-end engineering and design contracts, which precede the engineering, procurement and construction phase of major projects, but it remains uncertain when these projects will be awarded. As a result, we expect E&C’s volume of business and earnings to decline during the second half of fiscal year 2010.

Revenues (2nd Quarter)
E&C’s revenues decreased $44.0 million, or 13.3%, to $287.2 million for the three months ended February 28, 2010, from $331.2 million for the same period in the prior fiscal year. Included in these revenues were customer furnished material and pass through revenues of $58.1 million and $99.6 million for the three months ended February 28, 2010 and February 28, 2009, respectively, for which we recognize no gross profit or loss. Excluding pass through revenues, E&C’s revenue was relatively flat when compared to the prior fiscal year.
Gross profit and gross profit percentage (2nd Quarter)
Gross profit decreased $13.8 million, or 22.8%, to $46.8 million for the three months ended February 28, 2010, from $60.6 million in the same period in the prior fiscal year. Gross profit percentage decreased to 16.3% for the three months ended February 28, 2010 from 18.3% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services contracts that contributed to record performance in the prior fiscal year.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $17.6 million, or 33.1%, to $35.5 million for the three months ended February 28, 2010, from $53.1 million in the same period in the prior fiscal year, primarily as a result of the decrease in gross profit and gross profit percentage described above along with an increase in selling, general and administrative expenses related to increased business development and proposal activities.
Revenues (Year to Date)
E&C’s revenues decreased $26.5 million, or 4.1%, to $626.5 million for the six months ended February 28, 2010, from $653.0 million for the same period in the prior fiscal year. Included in these revenues were customer furnished material and pass through revenues of $157.2 million and $202.8 million for the six months ended February 28, 2010 and February 28, 2009, respectively, for which we recognize no gross profit or loss. Excluding pass through revenues, E&C’s revenue increased $19.1 million, or 4.2%, to $469.3 million for the six months ended February 28, 2010, from $450.2 million for the same period in the prior fiscal year. This increase in revenues was due to increased activity on a major international EPC ethylene project offset by lower volume of engineering services contracts in the current year as compared to the same period in the prior fiscal year.
Gross profit and gross profit percentage (Year to Date)
Gross profit decreased $31.9 million, or 28.2%, to $81.2 million for the six months ended February 28, 2010, from $113.1 million in the same period in the prior fiscal year. Gross profit percentage decreased to 13.0% for the six months ended February 28, 2010 from 17.3% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was due to lower volumes of engineering services and procurement contracts in the current year compared to the same period in the prior fiscal year.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $37.1 million, or 39.1%, to $57.8 million for the six months ended February 28, 2010, from $94.9 million in the same period in the prior fiscal year, primarily as a result of the decrease in gross profit and gross profit percentage described above along with an increase in selling, general and administrative expenses related to increased business development and proposal activities.

F&M Segment
Our F&M segment continued to perform well but experienced an expected decline in volume and profits for the second quarter of fiscal year 2010 as a result of reduced bookings of process industry and non-nuclear power related work. The reduced volumes of business results in lower plant utilization and increased pricing pressure in the marketplace. We expect this downturn in volume and profits to improve to the extent that the modular assembly and pipe fabrication work associated with the AP1000 work subcontracted from our Fossil, Renewables & Nuclear segment commences in the second half of fiscal year 2010.
Revenues (2nd Quarter)
Revenues decreased $41.2 million, or 25.6%, to $120.0 million for the three months ended February 28, 2010, from $161.2 million in the same period in the prior fiscal year. This decrease was due to lower volumes across the majority of our U.S. operations as a result of global economic conditions partially offset by higher revenues in our Mexican operations.
Gross profit and gross profit percentage (2nd Quarter)
Gross profit decreased $9.6 million, or 28.5%, to $24.1 million for the three months ended February 28, 2010, from $33.7 million in the same period in the prior fiscal year. Gross profit percentage decreased to 20.1% for the three months ended February 28, 2010, from 20.9% in the same period in the prior fiscal year. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall and a more competitive pricing environment.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $9.6 million, or 36.8%, to $16.5 million for the three months ended February 28, 2010, from $26.1 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit and gross profit percentage described above offset by the reduction in selling, general and administrative expenses.
Revenues (Year to Date)
Revenues decreased $88.0 million, or 27.0%, to $237.9 million for the six months ended February 28, 2010, from $325.9 million in the same period in the prior fiscal year for the reasons described above.
Gross Profit and Gross Profit Percentage (Year to Date)
Gross profit decreased $24.6 million, or 35.5%, to $44.7 million for the six months ended February 28, 2010, from $69.3 million in the same period in the prior fiscal year. Gross profit percentage decreased to 18.8 % for the six months ended February 28, 2010, from 21.3% in the same period in the prior fiscal year. These decreases were attributable to the reasons described above.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $27.3 million, or 48.4%, to $29.1 million for the six months ended February 28, 2010, from $56.4 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit and gross profit percentage described above.
Investment in Westinghouse Segment
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information reported to us by Westinghouse related to Westinghouse’s operations is available to us based upon Westinghouse’s calendar quarter periods. As a result, we record our earnings (loss) and other comprehensive income (loss) on our Westinghouse Equity based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and six months ended December 31, 2009, are reflected in our results of operations for the three and six months ended February 28, 2010.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three and six months ended February 28, 2010, was $30.1 million and $(81.7) million, respectively, compared to $20.0 million and $(151.1) million, respectively, in the three and six months ended February 28, 2009. Results for the three and six months ended February 28, 2010 and February 28, 2009 included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	2010	2009	2010	2009
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(9.3)	$(10.9)	$(18.6)	$(20.7)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	39.4	30.9	(63.0)	(130.3)
General and administrative expenses	—	—	(0.1)	(0.1)

Income (loss) before income taxes	$30.1	$20.0	$(81.7)	$(151.1)

Additionally, our net income (loss) for the three and six months ended February 28, 2010 includes net income from our Westinghouse Equity interest of $2.8 million and $2.5 million, respectively, compared to net income of $5.5 million and $7.0 million for the three and six months ended February 28, 2009.
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
Corporate Segment
Selling, general and administrative expenses
SG&A for the three months ended February 28, 2010 was comparable to the same period in the prior fiscal year increasing $0.1 million, or 0.5%, to $19.7 million, from $19.6 million. For the six months ended February 28, 2010, SG&A decreased $1.7 million, or 3.9%, to $41.4 million from $43.1 million in the prior year. This decrease was primarily due to lower professional fees and a reduction in the amount of contractors as compared to the same period in the prior fiscal year, partially offset by an increase in severance costs. In addition, the prior year’s results included $5.0 million of non-income related tax expense.
Related Party Transactions
From time to time, we perform work for related parties. See Part I, Item 1- Financial Statements, Note 14 for additional details relating to these activities.
Liquidity and Capital Resources
Liquidity
At February 28, 2010, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments increased $119.3 million, or 7.8%, to $1,652.6 million from $1,533.3 million at August 31, 2009. In addition to our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments, we had $843.4 million of revolving credit available for borrowings under our Credit Facility at February 28, 2010.
We generated positive operating cash flow during the second quarter of fiscal year 2010 from all of our operating segments except for our Maintenance, Corporate and Investment in Westinghouse segments. The cash flow was generated primarily by earnings in each segment, the receipt of approximately $27.5 million in dividends from our investment in Westinghouse and positive working capital movements. Our primary source of operating cash inflows is from collections of our accounts receivable, which are generally invoiced based upon achieving performance milestone prescribed in our contracts. Our outstanding accounts receivable and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as regulated utilities, independent and merchant power producers, multinational oil companies and industrial corporations, government agencies and other equipment manufacturers.

We continue to invest a portion of our excess cash to support the growth of our business lines. In the second quarter of fiscal year 2010, we invested approximately $40.9 million for property and equipment, including capital construction costs related to F&M’s new module assembly facility in Lake Charles, Louisiana. During the second quarter of fiscal year 2010, we committed to construct with a third party an additional pipe fabrication facility in an international location.
Over the past three years, we have generated significant operating cash flow and currently have in excess of $1.6 billion of cash and short-term marketable securities. Our excess cash is generally invested in (1) money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S& P and/or Moody’s Investors Service, respectively, (2) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody’s Investors Service, respectively, or (3) publicly traded debt rated at least A/A2 or better by S&P and/or Moody’s Investors Service, respectively, at the time of purchase with maturities up to two years.
At February 28, 2010, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $228.1 million used to voluntarily secure letters of credit and approximately $29.0 million to secure insurance related contingent obligations in lieu of a letter of credit. In March 2010, subsequent to the close of the second quarter, we pledged an additional $40.8 million in cash to collateralize existing letters of credit. We expect to continue to voluntarily cash collateralize certain letters of credit in 2010 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.
In November 2009, we made a £5.0 million (approximately $8.3 million) voluntary cash contribution to our underfunded pension plan in the United Kingdom. In March 2009, we also made a voluntary contribution of £8.0 million (approximately $11.4 million) to the same pension plan in the United Kingdom.
Approximately $169.0 million, or 10%, of our cash and cash equivalents, short-term investments and restricted cash and short-term investments at February 28, 2010 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.
We expect to fund our operations for the next twelve months with cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities. We expect to continue to reinvest a portion of our excess cash to support the growth of our business lines, including, but not limited to, the purchase of equipment that we have historically leased. In addition, we continue to evaluate the possibility of constructing additional fabrication facilities outside the U.S. and may seek partners to share in the ownership and funding of any such facilities.
Our strong cash position, combined with the global economic slowdown, has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we have begun to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. If successful, this strategy will provide price and schedule certainty but may require us to expend our cash earlier than originally required under such contracts. We are currently evaluating early procurement opportunities that would result in cash outflows of up to $150.0 million during fiscal year 2010. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful. In addition, while we currently intend to pursue procurements of this magnitude over the remainder of fiscal 2010, our ability to complete such purchases is subject to our ability to execute definitive purchase contracts as well as our ability to terminate this strategy should we identify other opportunities or needs that we determine are in our best interests to pursue.
Credit Facility
As our revenues have grown, so have our requirements to issue letters of credit to our clients. Our ability to continue our revenue growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds and/or our ability to obtain more favorable terms from our clients reducing letter of credit and surety requirements on new work. Our need for letter of credit capacity may increase as we begin executing future nuclear construction projects. Increases in outstanding performance letters of credit reduce the available borrowing capacity under our Facility.

On September 24, 2009, we entered into the Restated Credit Agreement with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement includes new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitment. Accordingly, the Restated Credit Agreement contemplates three groups of lenders, the “2010 Lenders,” the “2011 Lenders” and the “2012 Lenders,” with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. Commitments available under The Restated Credit Agreement expire as follows:

Commitment Expiration	(dollars in millions)
Total Commitments as of February 28, 2010	$1,214.0
Commitments expiring April 25, 2010	(119.0)

Commitments as of April 25, 2010	1,095.0
Commitments expiring April 25, 2011	(95.0)

Commitments April 25, 2011 through October 25, 2012	$1,000.0

The Restated Credit Agreement allows us to seek new or increased lender commitments under this Facility subject to the consent of the Administrative Agent and, in some instances, those lenders who issue letters of credit under the Facility on our behalf and/or seek other supplemental credit facilities on a pari passu basis with the Facility, of up to an aggregate of $400.0 million. Additionally, we may pledge up to $300.0 million of our unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that we have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The borrowing base restrictions that were set forth in the original credit agreement are not included in the Restated Credit Agreement. The Restated Credit Agreement contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by us.
The Restated Credit Agreement contains customary financial covenants and other restrictions. The covenants set forth in the Restated Credit Agreement generally conform to the covenants set forth in the original credit agreement, except that the Restated Credit Agreement, among other things (1) replaces the consolidated fixed charge coverage ratio covenant of the original credit agreement with a debt service coverage ratio covenant, and (2) increases certain maximum allowable amounts and certain threshold triggers and adds certain additional exceptions with respect to the dividend, investment, indebtedness, lien, asset sale, letter of credit, acquisition, lease and additional collateral covenants, thus providing the company with greater financial flexibility in business decisions and strategies. The Restated Credit Agreement contains defaulting lender provisions.
The Restated Credit Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents, after giving effect to any dividend or stock repurchase, is at least $500.0 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement to $250.0 million. In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $25.0 million per fiscal year.
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
During the second quarter of fiscal 2010, no borrowings were made under the credit facility; however, we had outstanding letters of credit of approximately $370.6 million as of February 28, 2010, and those letters of credit reduce what is otherwise available for borrowing under our Facility.
At February 28, 2010, we were in compliance with the covenants contained in our Restated Credit Agreement.
See Note 7 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility’s financial covenants and matters related to our compliance with those covenants during the second quarter of fiscal 2010.

Other Debt
As more fully described in Note 7 — Debt and Revolving Lines of Credit included in our consolidated financial statements, our Investment in Westinghouse was financed primarily through the issuance of JPY-denominated Westinghouse Bonds of approximately $1.0 billion. If we decide to repay or refinance the Westinghouse Bonds, we may use some of our existing cash and/or seek to raise capital from the debt and/or equity markets. There can be no assurance that should we wish to repay or refinance the Westinghouse Bonds we will be able to raise sufficient capital, or if sufficient capital will be available to us, on terms acceptable to us.
In addition, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions that are available for letters of credit and, to a lesser extent, working capital loans.
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
We also have performance letters of credit that are cash collateralized. For additional information on our cash collateralized letters of credit, see Part I, Item 1. — Financial Statements, Note 3.
At February 28, 2010, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$639.5	$559.9	$79.6	$—	$—
Surety bonds	726.6	620.5	77.3	28.8	—

Total Commercial Commitments	$1,366.1	$1,180.4	$156.9	$28.8	$—

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to March 1, 2010.
Of the amount of outstanding letters of credit at February 28, 2010, $494.8 million were issued to customers in connection with contracts (performance letters of credit). Of the $494.8 million, five customers held $328.5 million, or 66.4%, of the outstanding letters of credit. The largest amount of letters of credit issued to a single customer on a single project was $117.5 million.
At February 28, 2010 and August 31, 2009, we had total surety bonds of $726.6 million and $729.7 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at February 28, 2010 and August 31, 2009 was $272.3 million and $282.1 million, respectively.
Fees related to these commercial commitments were $3.7 million and $8.2 million, for the three and six months ended February 28, 2010, respectively, compared to $3.4 million and $7.4 million for the three and six months ended February 28, 2009, respectively.
See Note 7 — Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt and Note 11 — Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.

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
Fossil, Renewables & Nuclear and E&C Segments. We define our backlog in our Fossil, Renewables & Nuclear and E&C segments to include projects for which we have received legally binding commitments from our clients and our pro rata share of projects for which our consolidated joint venture entities have received legally binding commitments. These commitments typically take the form of a written contract for a specific project or a purchase order and sometimes require that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. The value of work subcontracted to our F&M segment is removed from the backlog of the Fossil, Renewables & Nuclear and E&C segments and is shown in the backlog of our F&M segment.
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
At February 28, 2010 and August 31, 2009, our backlog was as follows:

	February 28, 2010		August 31, 2009
By Segment	(In Millions)%		(In Millions)%

Fossil, Renewables & Nuclear	$11,948.5	56	$12,795.1	56
Maintenance	1,620.1	8	1,808.1	8
E&I	5,274.5	25	5,439.0	24
E&C	927.9	4	1,298.6	6
F&M	1,498.1	7	1,374.8	6

Total backlog	$21,269.1	100%	$22,715.6	100%

	February 28, 2010		August 31, 2009
By Industry	(In Millions)%		(In Millions)%
E&I	$5,274.5	24	$5,439.0	24
Power Generation	14,629.8	69	15,478.1	68
Chemical	1,352.1	6	1,761.1	7
Other	12.7	1	37.4	1

Total backlog	$21,269.1	100%	$22,715.6	100%

	February 28, 2010		August 31, 2009
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$20,008.4	94	$20,978.2	92
International	1,260.7	6	1,737.4	8

Total backlog	$21,269.1	100%	$22,715.6	100%

The decrease in backlog as compared to August 31, 2009 was driven primarily by slow bookings during the first half of fiscal year 2010. New bookings during the first half of fiscal year 2010 were led by E&I, which continues to benefit from awards from U.S. government entities.
Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded and work is progressing but for which certain client authorizations had not been received at February 28, 2010.

During the fiscal quarter ending May 31, 2009, we received notice from our client of an adjustment in the construction schedule for the aforementioned two new AP1000 nuclear reactors to be located in Florida relating to early construction activities. At that time, our client advised us that these activities would not be performed for these units until the combined operating license (COL) is issued by the Nuclear Regulatory Commission for the plant. As a result, the original schedule for commercial operation dates for these two units have been extended by at least 20 to 36 months. Our client continues to consider its options regarding the project’s schedule and updated cost estimates and plans to file additional project information with the Florida Public Service Commission by May 1, 2010. This filing is expected to contain project projections for calendar years 2010 and 2011 and other information relating to the project’s long-term feasibility. The client filing and subsequent review by the Florida public service commission may provide additional clarity as to the future for this project. In the interim, we continue to perform limited engineering and field support services and have not removed or altered the corresponding contract value from our backlog as our contract with this client remains in effect. The amount of revenues and contract profit expected to be generated from this project during fiscal years 2010 and 2011 are likely to be immaterial when considered in relation to our consolidated operations. We expect to recover any future adverse cost impacts associated with the current schedule delay. If our client were to cancel the project, we would be entitled to retain all proceeds collected to date, collect any receivables that may be outstanding at that time and be entitled to invoice additional amounts as prescribed under our contract.
Recently Adopted Accounting Pronouncements
For a discussion of recently adopted accounting pronouncements, refer to Note 1 — General Information of our consolidated financial statements in Part I, Item 1. — Financial Statements.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 1 — General Information of our consolidated financial statements in Part I, Item 1. — Financial Statements.
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
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at February 28, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. — LEGAL PROCEEDINGS
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the ordinary course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. See Note 11 — Contingencies and Commitments of our consolidated financial statements in Part I, Item 1. — Financial Statements for information about our material pending legal proceedings.
ITEM 1A. — RISK FACTORS
The risk factor discussed below updates the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2009, filed with the SEC on October 29, 2009.
Climate change legislation and regulations restricting emissions of “greenhouse gases” could significantly impact demand for our services.
On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has proposed regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including sources emitting more than 25,000 tons of greenhouse gases on an annual basis, beginning in 2011 for emissions occurring in 2010. The adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our customers’ equipment and operations could significantly impact demand for our services, particularly among our customers for coal and gas-fired generation facilities as well as our customers in the petrochemicals business. Any significant reduction in demand for our services as a result of the adoption of these or similar proposals could have a significant adverse impact on our results of operations.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. — (REMOVED AND RESERVED)

ITEM 5. — OTHER INFORMATION
On January 26, 2010, we held our 2010 Annual Meeting of Shareholders (Annual Meeting). The record date for the Annual Meeting was December 3, 2009, and, on the record date, there were 89,313,883 shares outstanding and entitled to vote at the Annual Meeting held by approximately 306 holders of record. Article III of our by-laws provides for the election of directors by a plurality of the votes cast. Therefore, the eight nominees receiving the highest number of affirmative votes of the shares present in person or represented by proxy at the Annual Meeting and entitled to vote were elected as members of our Board of Directors.
The following matters were submitted to a vote of our security holders at the Annual Meeting.
(1) Election of eight members to our Board of Directors, each for a one-year term;

	Number of Shares
Director	Votes For	Withheld
J. M. Bernhard, Jr.	53,920,405	6,621,867
James F. Barker	56,929,466	3,612,806
Thos. E. Capps	59,829,207	713,065
Daniel A. Hoffler	56,894,814	3,647,458
David W. Hoyle	59,448,379	1,093,893
Michael J. Mancuso	57,139,487	3,402,785
Albert D. McAlister	56,500,342	4,041,930
Stephen R. Tritch	60,035,596	506,676
(2) A proposal was passed by the required shareholder vote ratifying the Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending August 31, 2010;

Number of Shares
For	69,996,600
Against	1,042,274
Abstain	78,271

ITEM 6. — EXHIBITS
The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-Q. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01

2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.02

3.1	Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

4.1	Specimen Common Stock Certificate	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	4.1

4.2	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	The Shaw Group Inc. Registration Statement on Form 8-A filed on July 30, 2001	1-12227	99.1

4.3	The Shaw Group Inc. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of The Shaw Group Inc. and its consolidated subsidiaries to the Commission upon request.

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.1	The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period February 28, 2009	1-12227	10.8

*10.2	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.66

*10.3	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.67

*10.4	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.68

*10.5	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.69

*10.6	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.70

*10.7	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on June 12, 2001	333-62856	4.6

*10.8	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

*10.9	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5

*10.10	Written description of the Company’s compensation policies and programs for non-employee directors	The Shaw Group Inc. Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227	(Contained at pages 12 to 15 in the 2009 Proxy Statement)

*10.11	Flexible Perquisites Program for certain executive officers	The Shaw Group Inc. Current Report on Form 8-K filed on November 1, 2004	1-12227	Description contained under Item 1.01 of the referenced Form 8-K

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.12	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2009	The Shaw Group Inc. Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 17, 2009	1-12227	(Contained at pages 23 to 64 in the 2010 Proxy Statement)

*10.13	Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and J.M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009	1-12227	10.1

*10.14	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2008	1-12227	10.1

*10.15	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34

*10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009	1-12227	10.2

*10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.13

*10.18	Amended and Restated Employment Agreement dated as of March 23, 2009 by and between the Company and Frederick W. Buckman	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2009	1-12227	10.20

*10.19	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	The Shaw Group Inc. Current Report on Form 8-K filed December 24, 2003	1-12227	99.1

*10.20	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	The Shaw Group Inc. Current Report on Form 8-K filed on January 12, 2005	1-12227	10.1

*10.21	Letter Agreement between the Company and David L. Chapman, Sr. dated as of March 12, 2008	The Shaw Group Inc. Current Report on Form 8-K filed on March 17, 2008	1-12227	10.1

*10.22	Offer Letter dated as of August 31, 2007, by and between the Company and Michael J. Kershaw	The Shaw Group Inc. Current Report on Form 8-K filed on December 21, 2007	1-12227	10.1

*10.23	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.16

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.24	Amended and Restated Employment Agreement dated as of December 17, 2009 by and between the Company and John Donofrio	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2009	1-12227	10.65

*10.25	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6

*10.26	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6

*10.27	The Shaw Group Deferred Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.10

*10.28	The Shaw Group Deferred Compensation Plan Form of Adoption	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.11

*10.29	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6

10.30	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on July 28, 2000	1-12227	2.1

10.31	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.1

10.32	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.2

10.33	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.3

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.34	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2

10.35	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

10.36	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4

10.37	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5

10.38	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6

10.39	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7

10.40	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

10.41	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

10.42	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10

10.43	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.44	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12

10.45	Amended and Restated Credit Agreement, dated as of September 24, 2009, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents lenders signatory thereto.	The Shaw Group Inc. Current Report on Form 8-K filed on September 25, 2009	1-12227	10.1

†*10.46	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan		1-12227

†*10.47	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan		1-12227

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: April 7, 2010	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)