Form 10-Q
period 2010-05-31
SHAW GROUP INC
filed 2010-07-12
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of registrant’s common stock outstanding as of July 7, 2010 was 84,448,425 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Revenues	$1,789,254	$1,848,442	$5,272,028	$5,416,392
Cost of revenues	1,637,569	1,685,457	4,820,466	4,962,956

Gross profit	151,685	162,985	451,562	453,436
Selling, general and administrative expenses	74,726	78,634	222,823	222,144

Operating income	76,959	84,351	228,739	231,292
Interest expense	(1,322)	(950)	(4,122)	(3,798)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,408)	(39,450)	(28,042)	(60,170)
Interest income	5,037	1,899	10,450	8,140
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	34,080	(33,224)	(28,872)	(163,485)
Other foreign currency transaction gains, net	1,469	1,300	3,613	1,953
Other income (expense), net	2,509	347	5,262	(2,399)

Income before income taxes and earnings (losses) from unconsolidated entities	109,324	14,273	187,028	11,533
Provision for income taxes	40,762	6,845	67,493	6,825

Income before earnings (losses) from unconsolidated entities	68,562	7,428	119,535	4,708
Income from 20% Investment in Westinghouse, net of income taxes	3,934	4,342	6,392	11,340
Earnings (losses) from unconsolidated entities, net of income taxes	(117)	509	521	841

Net income	72,379	12,279	126,448	16,889

Noncontrolling interests in income of consolidated subsidiaries, net of tax	4,016	4,381	14,844	12,573

Net income attributable to Shaw	$68,363	$7,898	$111,604	$4,316

Net income attributable to Shaw per common share:
Basic	$0.81	$0.09	$1.33	$0.05

Diluted	$0.79	$0.09	$1.30	$0.05

Weighted average shares outstanding:
Basic	84,280	83,295	83,872	83,218
Diluted	86,121	84,647	85,672	84,225
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2010 AND AUGUST 31, 2009
(In thousands, except share amounts)

	May 31,	August 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$454,435	$1,029,138
Restricted and escrowed cash and cash equivalents	60,017	81,925
Short-term investments	839,850	342,219
Restricted short-term investments	277,751	80,000
Accounts receivable, net	856,603	815,862
Inventories	234,063	262,284
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	657,267	599,741
Deferred income taxes	292,465	270,851
Investment in Westinghouse	973,596	1,008,442
Prepaid expenses and other current assets	68,530	62,786

Total current assets	4,714,577	4,553,248
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	12,335	21,295
Property and equipment, net of accumulated depreciation of $278,819 and $250,796, respectively	469,811	385,606
Goodwill	498,428	501,305
Intangible assets	18,769	20,957
Deferred income taxes	13,420	—
Other assets	97,287	74,763

Total assets	$5,824,627	$5,557,174

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$843,246	$859,753
Accrued salaries, wages and benefits	124,574	175,750
Other accrued liabilities	225,109	187,020
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,444,222	1,308,325
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,417,361	1,387,954
Interest rate swap contract on Japanese Yen-denominated bonds	27,801	31,369
Short-term debt and current maturities of long-term debt	10,145	15,399

Total current liabilities	4,092,458	3,965,570
Long-term debt, less current maturities	1,064	7,627
Deferred income taxes	48,052	26,152
Other liabilities	97,891	109,835

Total liabilities	4,239,465	4,109,184

Contingencies and commitments (Note 11)
Shaw shareholders’ equity
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 90,198,885 and 89,316,057 shares issued, respectively; and 84,444,581 and 83,606,808 shares outstanding, respectively	1,265,348	1,237,727
Retained earnings	535,255	423,651
Accumulated other comprehensive loss	(142,644)	(121,966)
Treasury stock, 5,754,304 and 5,709,249 shares, respectively	(117,398)	(116,113)

Total Shaw shareholders’ equity	1,540,561	1,423,299
Noncontrolling interests	44,601	24,691

Total equity	1,585,162	1,447,990

Total liabilities and equity	$5,824,627	$5,557,174

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

			Accumulated
		Treasury	Other		Total
	Common	Stock	Comprehensive	Retained	Shaw	Noncontrolling	Total
	Stock Amount	Amount	Loss	Earnings	Equity	Interests	Equity
Balance, August 31, 2008	$1,204,914	$(114,951)	$(9,609)	$409,376	$1,489,730	$29,082	$1,518,812
Net income	—	—	—	4,316	4,316	12,573	16,889
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	(9,738)	—	(9,738)	—	(9,738)
Change in unrealized net loss on hedging activities, net of tax	—	—	(10,625)	—	(10,625)	—	(10,625)
Equity in Westinghouse’s pre-tax other comprehensive income, net of tax	—	—	(113,811)	—	(113,811)	—	(113,811)
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	(3,504)	—	(3,504)	—	(3,504)

Total comprehensive income (loss)	—	—	—	—	(133,362)	12,573	(120,789)
Adjustment for Westinghouse’s cumulative effect upon initial adoption of SFAS 158, net of tax	—	—	—	(719)	(719)	—	(719)
Exercise of options	740	—	—	—	740	—	740
Shares exchanged for taxes on stock based compensation	(274)	(1,110)	—	—	(1,384)	—	(1,384)
Tax benefits from stock based compensation	(1,134)	—	—	—	(1,134)	—	(1,134)
Stock-based compensation	24,662	—	—	—	24,662	—	24,662
Distributions to noncontrolling parties, net	—	—	—	—	—	(18,606)	(18,606)

Balance, May 31, 2009	$1,228,908	$(116,061)	$(147,287)	$412,973	$1,378,533	$23,049	$1,401,582

Balance, August 31, 2009	$1,237,727	$(116,113)	$(121,966)	$423,651	$1,423,299	$24,691	$1,447,990
Net income	—	—	—	111,604	111,604	14,844	126,448
Other comprehensive income:
Foreign currency translation adjustments	—	—	(11,348)	—	(11,348)	—	(11,348)
Change in unrealized net loss on hedging activities, net of tax	—	—	2,191	—	2,191	—	2,191
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	—	—	(13,402)	—	(13,402)	—	(13,402)
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	2,429	—	2,429	—	2,429
Unrealized loss on securities, net of tax	—	—	(548)	—	(548)	—	(548)

Total comprehensive income	—	—	—	—	90,926	14,844	105,770
Exercise of options	6,822	—	—	—	6,822	—	6,822
Shares exchanged for taxes on stock based compensation	(6,213)	(1,285)	—	—	(7,498)	—	(7,498)
Tax benefits from stock based compensation	1,031	—	—	—	1,031	—	1,031
Stock-based compensation	25,981	—	—	—	25,981	—	25,981
Acquisition of noncontrolling parties	—	—	—	—	—	10,027	10,027
Distributions to noncontrolling parties, net	—	—	—	—	—	(4,961)	(4,961)

Balance, May 31, 2010	$1,265,348	$(117,398)	$(142,644)	$535,255	$1,540,561	$44,601	$1,585,162

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2010 AND 2009
(In thousands)

	2010	2009
Cash flows from operating activities
Net income	$126,448	$16,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,423	40,608
Provision for (benefit from) deferred income taxes	14,790	(68,853)
Stock-based compensation expense	25,981	24,662
Earnings from unconsolidated entities, net of tax	(6,913)	(12,181)
Distributions from unconsolidated entities	14,679	28,894
Foreign currency transaction losses, net	25,259	161,532
Amortization of original issue discount and deferred offering costs on Westinghouse bonds	—	34,991
Other noncash items	9,937	3,251
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
Increase in receivables	(46,913)	(198,621)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(56,778)	(22,809)
(Increase) decrease in inventories	28,065	(10,054)
Increase in other current assets	(15,011)	(4,962)
Decrease in accounts payable	(8,928)	(16,267)
Increase (decrease) in accrued liabilities	(50,821)	2,849
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	141,802	465,526
Net change in other assets and liabilities	1,826	16,249

Net cash provided by operating activities	248,846	461,704

Cash flows from investing activities
Purchases of property and equipment	(152,234)	(95,341)
Proceeds from sale of businesses and assets, net of cash surrendered	22,910	25,120
Investments in, advances to and return of equity from unconsolidated entities and joint ventures	15,197	(1,170)
Purchases of variable interest entity debt	(19,915)	—
Cash withdrawn from restricted and escrowed cash	122,244	136,046
Cash deposited into restricted and escrowed cash	(98,967)	(274,165)
Purchases of short-term investments	(1,032,078)	—
Proceeds from sale and redemption of short-term investments	549,306	—
Purchases of restricted short-term investments	(195,109)	—

Net cash used in investing activities	(788,646)	(209,510)

Cash flows from financing activities
Purchase of treasury stock	(1,285)	(1,110)
Repayment of debt and capital leases	(18,452)	(6,028)
Payment of deferred financing costs	(9,716)	(2,753)
Issuance of common stock	6,822	740
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,830	77
(Distributions paid to) contributions received from noncontrolling interests, net	(4,961)	(18,606)

Net cash used in financing activities	(25,762)	(27,680)

Effects of foreign exchange rate changes on cash	(9,141)	(1,932)

Net change in cash and cash equivalents	(574,703)	222,582
Cash and cash equivalents — beginning of year	1,029,138	927,756

Cash and cash equivalents — end of period	$454,435	$1,150,338

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
Marketable Securities
We categorize our marketable securities as either “trading” or “available-for-sale.” These investments are recorded at fair value and are classified as short-term investments in the accompanying consolidated balance sheets. Investments are made based on the Company’s investment policy and restrictions contained in our credit facility, which specifies eligible investments and credit quality requirements.
Trading securities are investments held in trust to satisfy obligations under our deferred compensation plans. The changes in fair values on trading securities are recorded as a component of net income in other income (expense), net.
Available-for-sale securities consist of money market mutual funds, U.S. government and agency obligations, corporate notes and bonds, foreign government and foreign government guaranteed securities and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When fair value of an investment decreases below its cost or amortized cost and in management’s opinion that decline is “other-than-temporary,” the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in the statement of operations in other income (expense), net. Management usually considers a decline “other than temporary” if, among other relevant factors, the fair value is significantly below cost for a period of time. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time management makes the other-than-temporary determination. During the three months ended May 31, 2010, no other-than-temporary impairment was recognized.

Foreign Currency Translation
The majority of our foreign subsidiaries conduct business in their local currencies. Our financial statements report results in U.S. Dollars (USD) and include the results of these subsidiaries translated into USD. Our accounting policy for foreign currency translation is different depending on whether the economy in which our foreign subsidiary operates has been designated by management as highly inflationary or not. Economies with a three-year cumulative inflation rate of more than 100% are considered highly inflationary. Beginning December 1, 2009, we designated Venezuela’s economy as highly inflationary, and we consolidate our Venezuelan subsidiaries’ results subsequent to that date using our accounting policy for subsidiaries operating in highly inflationary economies. Venezuela’s change in designation to highly inflationary had no material impact on our consolidated statement of operations or financial position, as our operations in Venezuela are immaterial to our worldwide operations.
Recently Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification ™ (ASC) as the sole source of authoritative nongovernmental GAAP. The ASC supersedes all non-grandfathered, non-SEC accounting literature but does not change how we account for transactions or the nature of related disclosures made. When referring to guidance issued by the FASB, we now reference ASC topics rather than individual pronouncements. This change affects financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material effect on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance for business combinations in accordance with ASC 805, “Business Combinations.” The guidance retains the fundamental requirements that companies use the acquisition method of accounting (previously referred to as the purchase method of accounting) for all business combinations but introduced a number of changes, including the way assets and liabilities are valued, recognized and measured as a result of business combinations. ASC 805 requires an acquisition date fair value measurement of assets acquired and liabilities assumed. It also requires the fair value capitalization of in-process research and development and requires acquisition-related costs to be expensed as incurred. Adoption of ASC 805 did not have a material impact on our consolidated financial statements.
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
On September 1, 2009, we adopted Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05, issued August 2009, provides amendments to ASC 820, “Fair Value Measurements and Disclosure,” for the fair value measurement of liabilities. Adoption of ASU 2009-05 had no impact on our consolidated financial statements.
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
On September 1, 2009, we adopted authoritative guidance on accounting for nonrefundable maintenance deposits in accordance with ASC 840, “Leases.” ASC 840 requires a maintenance deposit paid by a lessee under an arrangement accounted for as a lease and refunded only if the lessee performs specified maintenance activities, to be accounted for as a deposit asset. Adoption of ASC 840 did not have a material impact on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance for collaborative arrangements in accordance with ASC 808, “Collaborative Arrangements.” ASC 808 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. Adoption of ASC 808 had no impact on our consolidated financial statements.
On September 1, 2009, we adopted authoritative guidance on pension disclosures in accordance ASC 715, “Compensation — Retirement Benefits.” ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. ASC 715 is effective for our fiscal year ending August 31, 2010. We will amend our disclosures accordingly beginning with our consolidated financial statements included in our fiscal year 2010 Form 10-K.
On September 1, 2009, we adopted authoritative guidance on fair value disclosures in accordance with ASC 825, “Financial Instruments.” ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Adoption of ASC 825 did not have a material impact on our consolidated financial statements.
On February 1, 2010, we adopted ASU 2010-02, “Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification.” ASU 2010-02, issued January 2010, clarifies the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance. The amendments in ASU 2010-02 expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 was effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (now included in Subtopic 810-10). Adoption of ASU 2010-02 had no impact on our consolidated financial statements as we have had no such decreases in ownership of our subsidiaries.
On February 1, 2010, we adopted ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01, issued January 2010, clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of ASU 2010-01 had no impact on our consolidated financial statements.
On March 1, 2010, we adopted ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” ASU 2010-06, issued January 2010, requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.
Recent Accounting Guidance Not Yet Adopted
In October 2009, the FASB issued ASU 2009-13, “Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.” This update provides amendments to the criteria of ASC 605, “Revenue Recognition,” for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective prospectively for financial statements issued for years beginning on or after June 15, 2010. We are currently evaluating the impact that the adoption of ASU 2009-13 will have on our consolidated financial statements but do not expect the adoption will have a material impact on our consolidated financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. (FIN) 46(R),” codified as ASU 2009-17. ASU 2009-17 amends FIN 46R and requires a company to perform an analysis to determine whether its interest in a variable interest entity gives it a controlling financial interest. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and significantly enhances disclosures. ASU 2009-17 may be applied retrospectively in previously issued financial statements with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. ASU-17 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of ASU 2009-17 will have on our consolidated financial statements.

Reclassifications
Certain prior year balances have been reclassified to conform to the current year’s presentation. Such reclassifications had no impact on total revenues, operating income or net income.
Note 2 — Cash, Cash Equivalents and Short-term Investments
We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.
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
U.S. government and agency securities — We invest in U.S. government secured debt instruments that are publicly traded and valued.
Foreign government and foreign government guaranteed securities — We invest in foreign government and foreign government guaranteed securities that are publicly traded and valued. Losses in this category are primarily due to market liquidity and interest rate increases.
Corporate notes and bonds — We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. On the date of settlement, our corporate debt securities are rated at least “A” by Standard & Poors Rating Service (S&P) and have maturities not exceeding two years. Losses in this category are due primarily to market liquidity and interest rate increases.
At May 31, 2010, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet
					Classification
					Cash and
	Cost	Unrealized	Unrealized	Recorded	Cash	Short-term
	Basis	Gain	(Loss)	Basis	Equivalents	Investments

Cash	$285,878	$—	$—	$285,878	$285,878	$—
Money market mutual funds	139,490	—	—	139,490	139,490	—
Certificates of deposit	355,989	—	—	355,989	29,067	326,922
Available-for-sale debt securities:
U.S. government and agency securities	19,591	74	—	19,665	—	19,665
Foreign government and foreign government guaranteed securities	117,965	231	(113)	118,083	—	118,083
Corporate notes and bonds	376,265	377	(1,462)	375,180	—	375,180

Total	$1,295,178	$682	$(1,575)	$1,294,285	$454,435	$839,850

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in “other income (expense), net.” During the three and nine months ended May 31, 2010, the proceeds and realized gains and losses were as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
Proceeds	$35,139	$84,427
Realized gains	$38	$125
Realized losses	$(21)	$(21)

There were no transfers of securities from one category to another during the three and nine months ended May 31, 2010.
We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. No other-than-temporary impairment losses were recognized during the three and nine months ended May 31, 2010.
Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at May 31, 2010 were as follows (in thousands):

	Less than 12 Months
	Fair	Unrealized
	Value	Loss
Available-for-sale:
Foreign government guaranteed securities	$7,259	$(16)
Corporate notes and bonds	63,936	(735)

	$71,195	$(751)

At May 31, 2010, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost	Estimated
	Basis	Fair Value
Due in one year or less	$117,100	$117,047
Due in one to two years	396,721	395,881

	$513,821	$512,928

See Note 3 for information on our restricted and escrowed cash and equivalents and restricted short-term investments.
Note 3 — Restricted and Escrowed Cash and Equivalents and Restricted Short-term Investments
At May 31, 2010, the components of our restricted and escrowed cash and restricted short-term investments were as follows (in thousands):

			Balance Sheet
			Classification
			Restricted and
		Holding	Escrowed Cash	Restricted
	Recorded	Period	and Cash	Short-term
	Basis	(Loss)	Equivalents	Investments
Cash	$19,526	$—	$19,526	$—
Money market mutual funds	40,491	—	40,491	—
Certificates of deposit	251,749	—	—	251,749
Trading securities:
Stock and bond mutual funds	8,206	(807)	—	8,206
U.S. government agency and corporation securities	4,383	(94)	—	4,383
Corporate bonds and notes	13,413	(290)	—	13,413

Total	$337,768	$(1,191)	$60,017	$277,751

At May 31, 2010 and August 31, 2009, our restricted and escrowed cash and equivalents and restricted short-term investments were restricted for the following (in thousands):

	May 31, 2010	August 31, 2009
Contractually required by projects	$8,507	$23,111
Voluntarily used to secure letters of credit	265,525	138,085
Secure contingent obligations in lieu of letters of credit	25,461	—
Held in trust to satisfy obligations under certain deferred compensation plans	27,256	—
Other	11,019	728

	$337,768	$161,924

We are able to access cash we posted to secure various letters of credit by delivering to a third party a new letter of credit under our credit facility.

Note 4 — Accounts Receivable, Concentrations of Credit Risk and Inventories
Accounts Receivable
Our accounts receivable, net of allowance for doubtful accounts, were as follows (in thousands):

	May 31, 2010	August 31, 2009
Trade accounts receivable, net	$661,170	$671,324
Unbilled accounts receivable	27,609	11,382
Retainage	167,824	133,156

Accounts receivable, net	$856,603	$815,862

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2009	$28,269
Provision	7,878
Write offs	(8,379)
Other	(899)

Ending balance, May 31, 2010	$26,869

Included in our trade accounts receivable, net at May 31, 2010 and August 31, 2009, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.
Concentrations of Credit
Amounts due from U.S. government agencies or related entities were $101.1 million and $110.3 million at May 31, 2010 and August 31, 2009, respectively.
Costs and estimated earnings in excess of billings on uncompleted contracts includes $313.0 million and $217.1 million at May 31, 2010 and August 31, 2009, respectively, related to U.S. government agencies or related entities.
Inventories
Major components of inventories were as follows (in thousands):

	May 31, 2010			August 31, 2009
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total
Raw Materials	$12,452	$98,208	$110,660	$13,940	$110,469	$124,409
Work in Process	2,348	32,516	34,864	2,778	40,923	43,701
Finished Goods	88,539	—	88,539	94,174	—	94,174

	$103,339	$130,724	$234,063	$110,892	$151,392	$262,284

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
Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our investment in Westinghouse (Investment in Westinghouse). On October 16, 2006, we acquired a 20% equity interest (Westinghouse Equity) in two companies, which, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse) for approximately $1.1 billion. We financed this investment partially through our subsidiary Nuclear Energy Holdings, LLC (NEH), issuing limited recourse to us (except NEH) Japanese Yen (JPY)-denominated bonds (Westinghouse Bonds) for USD equivalent of approximately $1.0 billion. The various agreements are described in Note 6 of our 2009 Form 10-K.
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
See Note 7 — Debt and Revolving Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, and us on a calendar quarter basis with a March 31 fiscal year end. Consequently, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and nine months ended March 31, 2010 and 2009 are included in our financial results for the three and nine months ended May 31, 2010 and 2009, respectively.
Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,248,356	$1,167,804	$3,233,102	$2,606,308
Gross profit	305,704	244,007	694,791	551,695
Income before income taxes	95,794	50,759	132,889	79,056
Net income (loss)	52,529	32,234	72,543	43,732
As part of our Investment in Westinghouse, we entered into shareholder agreements on October 4, 2006 that set a target minimum dividend of approximately $24.0 million annually for the first six years we hold our Westinghouse Equity. Under the shareholder agreements, the shareholders are due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, the shortfall accrues to the extent Westinghouse earns net income in the future. Our right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. We have received dividends totaling $59.9 million to date. At May 31, 2010, the dividend shortfall totaled $12.1 million.

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership	May 31,	August 31,
	Percentage	2010	2009

Investment in Westinghouse	20%	$973,596	$1,008,442
Other	23% – 50%	12,335	21,295

Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$985,931	$1,029,737

Earnings from unconsolidated entities, net of income taxes, for the three months and nine months ended May 31, 2010 and May 31, 2009, are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Investment in Westinghouse, net of income taxes of $6,572, $2,105, $8,117 and $(2,594), respectively	$3,934	$4,342	$6,392	$11,340
Other unconsolidated entities, net of income taxes of $(74), $325, $328 and $539, respectively	(117)	509	521	841

Total earnings from unconsolidated entities, net of income taxes	$3,817	$4,851	$6,913	$12,181

In December 2009, we purchased a loan from a third party for $19.9 million that was due from a VIE accounted for under the equity method. The purchase of the loan resulted in an additional variable interest in the entity and we consolidated the entity effective December 2009.
Note 6 — Goodwill and Other Intangible Assets
Goodwill
Goodwill is reviewed at least annually for impairment by comparing the fair value of each reporting unit with its carrying value (including attributable goodwill). The estimated fair value for our reporting units is calculated based on the average of the projected discounted cash flows and the estimated market value of each reporting unit at the date we perform the impairment tests (implied fair value). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make certain assumptions about the future market conditions our reporting units operate in, market prices, interest rates and changes in business strategies.
In accordance with current accounting guidance, we identified seven reporting units for the purpose of conducting our goodwill impairment review. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. We evaluated the carrying value of our goodwill at March 1, 2010, and our annual review did not indicate an impairment of goodwill for any of our reporting units. The excess of the fair value of our reporting units over their respective carrying values ranged from 12% to 107%. The reporting unit with 12% excess of fair value over carrying value has approximately $70.2 million of goodwill allocated to it. The discounted cash flow projections of this reporting unit benefited from recent awards.
Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending or a decline in the demand for our services due to changing economic conditions. Given the nature of our business, if we are unable to win or renew contracts, unable to estimate and control our contract costs, fail to adequately perform to our clients’ expectations, fail to procure third-party subcontractors, heavy equipment and materials or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2009 to May 31, 2010 (in thousands):

	Fossil,
	Renewables
	& Nuclear	Maintenance	E&I	E&C	F&M	Total
Balance at August 31, 2009	$139,177	$42,027	$189,808	$112,575	$17,718	$501,305
Currency translation adjustments	—	—	—	(1,356)	(1,521)	(2,877)

Balance at May 31, 2010	$139,177	$42,027	$189,808	$111,219	$16,197	$498,428

We had tax-deductible goodwill of approximately $80.9 million and $92.1 million at May 31, 2010 and August 31, 2009, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.
Other Intangible Assets
The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents and Tradenames		Customer Relationships
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Balance at August 31, 2009	$43,954	$(23,534)	$2,016	$(1,479)
Adjustments	—	45	—	—
Amortization	—	(2,082)	—	(151)

Balance at May 31, 2010	$43,954	$(25,571)	$2,016	$(1,630)

The following table presents the scheduled future annual amortization for our customer relationships and intangible assets (in thousands):

	Proprietary Technologies,	Customer
	Patents and Tradenames	Relationships
Remainder of fiscal 2010	$693	$50
2011	2,772	202
2012	2,770	134
2013	2,766	—
2014	2,766	—
Thereafter	6,616	—

Total	$18,383	$386

Note 7 —Debt and Revolving Lines of Credit
Our debt (including capital lease obligations) at May 31, 2010 and August 31, 2009, consisted of the following (in thousands):

	May 31, 2010		August 31, 2009
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchases of equipment; 0% to 1.3% interest; payments discounted at imputed rate of 5.9% interest; due September 2010 through April 2011	$7,947	$—	$10,610	$2,146
Notes payable on purchases of equipment; 5.2% to 6.0% interest; due June 2011 through July 2012, and paid in full October 2009	—	—	1,188	1,824
Other notes payable	1,671	—	2,805	2,277
Capital lease obligations	527	1,064	796	1,380

Subtotal	10,145	1,064	15,399	7,627
Westinghouse Bonds (see description below)	1,417,361	—	1,387,954	—

Total	$1,427,506	$1,064	$1,403,353	$7,627

Westinghouse Bonds
To partially finance our Investment in Westinghouse, in the first quarter of fiscal year 2007, our subsidiary NEH issued JPY-denominated Westinghouse Bonds for USD equivalent net proceeds of approximately $1.0 billion. The Westinghouse Bonds are limited recourse to us (except NEH) and are collateralized primarily by the Westinghouse Equity and the Put Option. We entered into the JPY-denominated Put Option which, if exercised, requires Toshiba to pay us at least JPY 124.7 billion (approximately 97% of our original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129.0 billion, which must be used to repay the Westinghouse Bonds.

As discussed in Note 5 — Equity Method Investments, in May 2009 Toshiba failed to maintain a minimum consolidated net worth of JPY 800 billion, which was a “Toshiba Event” under the Put Option and triggered the Exercise Period, allowing us to exercise the Put Option at any time through February 28, 2013. A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option, but due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option. To do so, a supermajority of the holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of holders representing no less than 75% of the Westinghouse Bonds’ principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to take such action. Alternatively, a written resolution instructing the bond trustee to direct us to exercise the Put Option and signed by holders representing no less than 75% of the Westinghouse Bond principal amount outstanding shall have the same effect (collectively, an “Extraordinary Resolution”).
If we decide to exercise the Put Option due to the Toshiba Event or an Extraordinary Resolution directs us to exercise the Put Option, Toshiba is required to pay us approximately JPY 129.0 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $46.8 million using exchange rates at May 31, 2010) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. If the Put Option expires unexercised on February 28, 2013, we will be required to repay the Westinghouse Bonds using some combination of internally generated cash flows, additional or new borrowings or proceeds from the issuance of equity. We may not be able to obtain credit in the future on terms similar to the terms reflected in the Westinghouse Bonds should we elect to pursue such financing.
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
At May 31, 2010 and August 31, 2009, the Westinghouse Bonds were as follows (in thousands):

	May 31,	August 31,
	2010	2009
Westinghouse Bonds, face value JPY 50.98 billion due March 15, 2013; interest only payments; coupon rate of 2.20%	$426,875	$426,875
Westinghouse Bonds, face value JPY 78 billion due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.45% and 0.60% at May 31, 2010 and August 31, 2009, respectively)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	337,361	307,954

Total Westinghouse debt	$1,417,361	$1,387,954

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013 in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At May 31, 2010 and August 31, 2009, the fair value of the swap totaled approximately $27.8 million and $31.4 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended May 31, 2010.
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

On September 24, 2009, we entered into the Amended and Restated Credit Agreement (Restated Agreement) with a group of lenders that provided new and extended lender commitments to the Facility of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduce the amount otherwise available for borrowing under the Facility. The Restated Agreement included new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitments. Accordingly, the Restated Agreement contemplates three groups of lenders, the “2010 Lenders,” the “2011 Lenders” and the “2012 Lenders,” with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Agreement makes available $1,214.0 million in commitments through April 25, 2010 (up from $1,053.0 million), $1,095.0 million from April 26, 2010 through April 25, 2011, and $1,000.0 million from April 26, 2011 through October 25, 2012. The Facility is available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures and general corporate purposes. See Note 8 of our 2009 Form 10-K for additional information on the Restated Agreement.
The following table presents the outstanding and available amounts under our Facility at May 31, 2010 (in millions):

Total Facility	$1,095.0
Less: outstanding performance letters of credit	(257.8)
Less: outstanding financial letters of credit	(99.6)
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$737.6

At May 31, 2010, the portion of the Facility available for financial letters of credit and/or revolving credit loans was $737.6 million, representing the total Facility ($1,095.0 million at May 31, 2010) less outstanding letters of credit ($357.4 million at May 31, 2010). Total fees associated with these letters of credit under the Facility were approximately $2.9 million and $9.3 million for the three and nine months ended May 31, 2010, respectively, as compared to $3.1 million and $9.5 million for the three and nine months ended May 31, 2009, respectively.
Under the Restated Agreement, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Facility by S&P or Moody’s Investors Service (Moody’s) or, if the Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00% for the 2010 Lenders and the 2011 Lenders and LIBOR plus 2.5% to 4.25% for the 2012 Lenders; or (2) the defined base rate plus 0.00% to 0.50% for the 2010 Lenders and the 2011 Lenders and 1.0% to 2.75% for the 2012 Lenders. Although there were no borrowings at May 31, 2010, the interest rate that would have applied to any base rate borrowings under the Facility was 4.5%.
For the three and nine months ended May 31, 2010, we recognized $1.2 million and $3.4 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $0.8 million and $2.3 million, respectively, for the three months and nine months ended May 31, 2009. At May 31, 2010 and August 31, 2009, unamortized deferred financing fees related to our Facility were approximately $11.5 million and $5.0 million, respectively.
At May 31, 2010, we were in compliance with the financial covenants required in the Restated Agreement.
Other Revolving Lines of Credit
Shaw Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At May 31, 2010, Shaw Nass had no borrowings under its revolving line of credit and approximately $1.2 million in outstanding bank guarantees under the Bahrain Facility. The interest rate applicable to any borrowings is a variable rate (1.32% at May 31, 2010) plus 2.25% per annum. We have provided a 50% guarantee related to the Bahrain Facility.
We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At May 31, 2010 and August 31, 2009, there were $22.6 million and $24.8 million of letters of credit outstanding under this facility, respectively.
A bank has extended to us a $50.0 million uncommitted, unsecured bilateral line of credit for issuing performance letters of credit in Saudi Arabia. Fees under this facility are paid quarterly. At May 31, 2010 and August 31, 2009, there were $29.8 million of letters of credit outstanding under this facility.

Note 8 — Income Taxes
Our consolidated effective tax rate for the three and nine months ended May 31, 2010 was 37% and 36%, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.
The impact of significant discrete items is separately recognized in the quarter in which they occur. We recognize foreign currency translation gains and losses on the JPY-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. The third quarter included other discrete items relating to a provision for uncertain tax benefits of $9.1 million and other adjustments for $0.4 million partially offset by the benefit of research tax credits included in filed returns or claims submitted to taxing authorities of $8.4 million and adjustments to reconcile tax returns to provisions of $0.3 million.
We expect the fiscal 2010 annual effective tax rate, excluding discrete items, applicable to forecasted pre-tax income to be approximately 36%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.
We adopted the provisions of ASC 740-10, “Income Taxes,” effective September 1, 2007. Under ASC 740-10, we provide for uncertain tax positions and the related interest and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.
During the third quarter of fiscal 2010, unrecognized tax benefits increased $9.1 million. The increase was related to research tax credits included in filed returns or claims for the tax years ended August 31, 2007, 2008 and 2009 totaling $8.4 million, additional tax provision of $0.4 million for various issues and accrued interest of $0.3 million. For the nine months of fiscal 2010, unrecognized tax benefits increased $1.6 million primarily due to research tax credits for the years ended August 31, 2007, 2008 and 2009 of $8.4 million, additional tax provision of $0.8 million for various issues and accrued interest of $0.4 million partially offset by the reevaluation of temporary positions that are no longer uncertain of $7.1 million and a settlement with a state tax authority for $1.0 million. As of May 31, 2010, our unrecognized tax benefits were $53.7 million, of which $43.1 million would, if recognized, affect our effective tax rate.
Our subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain foreign jurisdictions. Tax returns are also filed in certain jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. With a few exceptions, we are no longer subject to U.S. (including federal, state and local) or foreign income tax examinations by tax authorities for years before fiscal year 2004. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the outcome of tax audits could be materially different from the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.
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
While the IRS appeal of fiscal years 2004 and 2005 may be concluded in the foreseeable future, it is not possible at this time to estimate the impact of changes in unrecognized tax benefits over the next 12 months.

Note 9 — Accumulated Other Comprehensive Income (Loss)
The after-tax components of accumulated other comprehensive income (loss) are as follows for the quarterly periods presented below (in thousands):

		Equity in
		Westinghouse’s
		Pre-tax other	Change in			Accumulated
	Foreign	Comprehensive	Unrealized Net			Other
	Currency	Income (Loss),	Loss On	Pension	Unrealized	Comprehensive
	Translation	Net of	Hedging	Liability	Gain (Loss)	Income
	Adjustments	Shaw’s tax	Activities	Adjustments	on Securities	(Loss)
Balance at August 31, 2008	$417	$26,060	$(5,360)	$(30,726)	$—	$(9,609)
Three months ended November 30, 2008	(15,258)	(27,210)	(7,273)	579	—	(49,162)

Balance at November 30, 2008	$(14,841)	$(1,150)	$(12,633)	$(30,147)	$—	$(58,771)
Three months ended February 28, 2009	(4,645)	(74,169)	(4,240)	(4,951)	—	(88,005)

Balance at February 28, 2009	$(19,486)	$(75,319)	$(16,873)	$(35,098)	$—	$(146,776)
Three months ended May 31, 2009	10,165	(12,432)	888	868	—	(511)

Balance at May 31, 2009	$(9,321)	$(87,751)	$(15,985)	$(34,230)	$—	$(147,287)

Balance at August 31, 2009	$(9,922)	$(54,657)	$(19,217)	$(38,170)	$—	$(121,966)
Three months ended November 30, 2009	2,444	(3,061)	(41)	982	242	566

Balance at November 30, 2009	$(7,478)	$(57,718)	$(19,258)	$(37,188)	$242	$(121,400)
Three months ended February 28, 2010	(7,138)	(1,238)	(1,132)	653	817	(8,038)

Balance at February 28, 2010	$(14,616)	$(58,956)	$(20,390)	$(36,535)	$1,059	$(129,438)
Three months ended May 31, 2010	(6,654)	(9,103)	3,364	794	(1,607)	(13,206)

Balance at May 31, 2010	$(21,270)	$(68,059)	$(17,026)	$(35,741)	$(548)	$(142,644)

The translation adjustments relate primarily to changes in the value of the USD in relation to other currencies such as the British Pounds Sterling (GBP), Mexican Pesos, Canadian Dollars and the Euro.
Note 10 — Share-Based Compensation
Restricted stock units totaling 561,956 shares were granted during the nine months ended May 31, 2010, at a weighted-average per share price of $27.95 vesting over approximately four years. Restricted stock units totaling 2,387,423 shares were granted during the nine months ended May 31, 2009, at a weighted-average per share price of $18.01, vesting over approximately three to four years. Of these grants, approximately 1,270,000 restricted stock units were classified as liability awards at November 30, 2008, due to the limited availability of shares under our share-based compensation plans. As a result of shareholder approval of the 2008 Omnibus Incentive Plan on January 29, 2009, these liability awards were modified for accounting purposes to be equity awards. On January 28, 2009, the price used to re-measure the liability awards was our closing stock price of $29.39, and the modified equity awards have a weighted-average price per share of $29.39.
During the nine months ended May 31, 2010 and May 31, 2009, options for the purchase of 820,173 shares at a weighted-average price of $27.89 per share and 1,201,791 shares at a weighted-average price of $18.25 per share, respectively, were awarded, vesting over approximately four years. The contractual lives of the awards during the nine months ended May 31, 2010 are consistent with those of prior years. There were no significant changes in the assumptions or estimates used in the valuation of options awarded subsequent to our year-end August 31, 2009.
During the nine months ended May 31, 2010 and May 31, 2009, options were exercised for the purchase of 337,479 shares at a weighted-average exercise price of $20.22 per share and 46,068 shares at a weighted-average exercise price of $16.11 per share, respectively.
For additional information related to these share-based compensation plans, see Note 11 — Share-Based Compensation of our consolidated financial statements in our 2009 Form 10-K.

Note 11 — Contingencies and Commitments
Tax Matters
In connection with the IRS examination of our U.S. federal tax returns for the 2004 and 2005 fiscal years, we have protested adjustments covering approximately $13.0 million of additional federal and state income taxes, for which the interest would begin running from fiscal 2007. Tax and interest accrual provisions have been made in our financial statements for the agreed adjustments in the IRS audit covering the 2004 and 2005 fiscal years and for uncertain tax provisions as discussed in Note 8 — Income Taxes.
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
Guarantees
Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured and cash collateralized) was $659.8 million and $790.3 million at May 31, 2010 and August 31, 2009, respectively. Of the amount of outstanding letters of credit at May 31, 2010, $475.8 million are performance letters of credit issued to our clients. Of the $475.8 million, five clients held $308.5 million or 64.8% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $117.5 million. Our borrowing capacity under our Facility is reduced by the aggregate amount of our outstanding performance and financial letters of credit.
In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients on behalf of certain unconsolidated partnerships, joint ventures, consortiums or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments of these entities and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed by or on behalf of third parties under engineering and construction contracts. Amounts that may be required to be paid in excess of our estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.

Legal Proceedings
In connection with an international services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our client before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the client approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The client has further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the client’s counterclaims. We have initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The proceedings in the U.S. District Court ended when the Court declined jurisdiction based on a finding of forum non conveniens. The client has initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. In the first ruling by the host country’s court addressing the validity of the arbitration award, the court denied the client’s petition to nullify the award and the client appealed that ruling. The other proceedings initiated by the client to contest the award or oppose its enforcement have been stayed pending the outcome of the nullification petition now on appeal before the host country’s appellate court. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the client prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.
We filed a Request for Arbitration with the London Court of International Arbitration (LCIA) in connection with an international fixed price contract executed by our Fossil, Renewables & Nuclear segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction. In the request, as amended in a January 2010 filing with the LCIA, we currently seek claims of approximately $25.9 million in additional compensation from our client, the prime contractor on the project, related to delay and disruption, loss of profit on descoped areas and changed labor practices. In addition, we have requested additional compensation relative to remeasurements of quantities and scope variations from our client of approximately $12.7 million. On February 5, 2009, the client, who holds a $1.9 million performance letter of credit from us, filed a response that denied our claims and stated it had counterclaims totaling approximately $57.2 million related to certain alleged costs associated with completing work that the client removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. On August 12, 2009, the client filed a Statement of Defense and Counterclaim, which was subsequently amended on June 2, 2010 in response to our January 2010 amendment, and wherein the client’s counterclaims were reduced to $22.7 million. Within this counterclaim, the client also identified $17.8 million it was owed for descopes of work, but agreed in principal to change orders for remeasurements and variations valued at $10.5 million. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our statements of operations and cash flows. The USD value of the claims and our letter of credit stated herein fluctuate due to changes in the exchange rate of the GBP.
Our subsidiary, Stone & Webster, Inc. (S&W), is nearing completion of work for Xcel Energy (d/b/a Public Service of Colorado) on Xcel’s Comanche project in Colorado. There are material claims by S&W against Xcel for contract changes relating to coordination of the work, delays and resulting impacts on our ability to perform. The resulting change order request submitted by S&W was denied. As a result, S&W filed a lawsuit, 2009-CV-6913, in the District Court, City and County of Denver, Colorado, against Xcel on July 14, 2009, seeking damages in excess of $71.0 million. We anticipate our claims will ultimately exceed $100.0 million. Xcel counterclaimed, alleging nearly $56.0 million in damages or set-offs against S&W and recent disclosures by Xcel indicate its claim will also likely increase. We have evaluated our position and believe we are entitled to amounts in excess of the July 14, 2009 filed claims. On June 3, 2010, Xcel made a partial draw of $29.7 million on a $41.3 million letter of credit, alleging S&W had failed to perform its obligations under the EPC contract. We believe the allegations are without merit and will pursue full recovery of the funds. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our financial statements.

In connection with a contract executed by our Fossil, Renewables & Nuclear segment for the engineering, procurement and construction of a 600 MW steam turbine electrical generation plant in the U.S., we have commenced an arbitration proceeding with our equipment and services supplier on the project. We contend that one of our suppliers failed to comply with certain contractual obligations. This failure disrupted and delayed our work, significantly increased our costs and exposed us to the imposition of liquidated damages by the owner. On December 30, 2009, we presented claims to our supplier in a preliminary Notice of Claim. Our supplier did not respond to this Notice of Claim and instead filed a Demand for Arbitration dated January 13, 2010, which requested declaratory relief, injunctive relief and damages in an amount to be determined. We served our own Demand for Arbitration on January 18, 2010, followed by a Detailed Statement of Claim on May 17, 2010, identifying damages of approximately $69.0 million. Also on May 17, 2010, the supplier filed a More Definitive Statement of Claim for approximately $31.0 million with time extension and claimed legal expenses still to be determined. We have evaluated our claims and our supplier’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our supplier were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our consolidated statement of operations.
See Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives for additional information related to our claims on major projects.
Environmental Liabilities
The LandBank Group, Inc., a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. We had $52.7 million and $17.7 million of such real estate assets recorded in other assets on the accompanying balance sheets at May 31, 2010 and August 31, 2009, respectively. The increase of $35.0 million relates to the consolidation in the current fiscal year of a VIE formerly accounted for under the equity method. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At May 31, 2010, our E&I segment had $4.3 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.0 million at August 31, 2009.
Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share
Weighted average shares outstanding for the three and nine months ended May 31, 2010 and May 31, 2009 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Basic	84,280	83,295	83,872	83,218
Stock options	1,174	733	1,027	614
Restricted stock	667	619	773	393

Diluted	86,121	84,647	85,672	84,225

The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three and nine months ended May 31, 2010 and May 31, 2009 because they were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Stock options	1,205	1,174	1,222	1,824
Restricted stock	80	155	110	327

Note 13 — Employee Benefit Plans
The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and nine months ended May 31, 2010 and May 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	2010	2009	2010	2009
Service cost	$34	$63	$102	$1,036
Interest cost	1,938	1,853	6,046	5,904
Expected return on plan assets	(1,741)	(1,419)	(5,419)	(4,859)
Amortization of net loss	789	665	2,473	1,742
Curtailment gain	—	—	—	(2,725)
Other	10	8	29	26

Total net pension expense	$1,030	$1,170	$3,231	$1,124

We expect to contribute $12.6 million to our defined benefit plans in fiscal year 2010. As of May 31, 2010, we contributed $11.5 million to these plans, including an $8.3 million voluntary cash contribution to our underfunded pension plan in the United Kingdom.
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
Note 14 — Related Party Transactions
As discussed in Note 5 — Equity Method Investments, our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. We operate in a consortium that includes Westinghouse on several new build nuclear power projects. We also provide services to Westinghouse as part of its arrangements with its clients. To date, the revenues and expenses recorded on transactions between Westinghouse and us have not been material.
Note 15 — Long-Term Construction Accounting for Revenue and Profit/Loss Recognition Including Claims, Unapproved Change Orders and Incentives
Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the claimed amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. As a result, recording claims increases gross profit or reduces gross loss on the related projects in the period the claims are recorded. However, profit recognition on the individual claim is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts, including claims on the accompanying consolidated balance sheets.
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
Unapproved Change Orders and Claims
Our consolidated revenues include amounts for unapproved change orders and claims on projects recorded on a percentage-of-completion basis. For the three and nine months ended May 31, 2010, the portion of unapproved change orders and claims recognized as revenues increased by approximately $14.1 million and $19.3 million, respectively, as compared to $10.0 million and $30.0 million, respectively, for the three and nine months ended May 31, 2009.

The table below (in millions) summarizes information related to the total value of our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at May 31, 2010 and May 31, 2009, respectively, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year	Fiscal Year
	2010	2009
Amounts included in project estimates-at-completion at September 1	$222.9	$63.6
Changes in estimates-at-completion	39.5	172.3
Approved by client	(35.9)	(34.5)

Amounts included in project estimates-at-completion at May 31	$226.5	$201.4

Amounts accrued in revenues on a total project basis at May 31	$106.2	$75.4

Included in our project estimates-at-completion (EAC) at May 31, 2010, and shown in the table above are expected cost recoveries associated with a claim of approximately $100.0 million for price adjustments on a construction project for which our contract includes escalation provisions. We have reached an agreement with our client to replace certain index-based adjustments with fixed annual escalation percentages. The resulting amendment is subject to approval by the state Public Service Commission, which we understand is currently reviewing our client’s filing. Also included in our project EAC for this new construction project are expected cost recoveries associated with change requests of approximately $30.0 million. To date, we have recorded less than $6.0 million in revenue in our financial statements related to these two items.
As part of the application process for our clients to obtain combined operating licenses (COL) for the domestic AP 1000 nuclear power plants, the Nuclear Regulatory Commission is conducting technical reviews of the proposed design of the facilities. These reviews could result in changes to the proposed design, which may result in additional costs to complete the facilities. We believe we have contractual entitlement to recover additional costs related to these design changes. At this time we are unable to reliably estimate those costs, if any, and as a result they are not included in our current estimated at completion revenue or costs.
In addition, we have incorporated in our project EAC at May 31, 2010, approximately $36.0 million related to unapproved change orders associated with permitting delays on a coal-plant construction project. Not included as an unapproved change order and claim in amounts disclosed in the table above are assumed recoveries in our EAC of approximately $21.2 million for cost escalation on commodities for which we have entitlement under the existing terms of the contract.
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
In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs at May 31, 2010 approximately $23.7 million in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See Note 11 — Contingencies and Commitments for information with respect to vendor backcharges.
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
Our revenue EACs include an estimate of amounts that we expect to earn if we achieve a number of agreed upon criteria. At May 31, 2010 and August 31, 2009, our project estimates included $51.5 million and $32.9 million, respectively, related to amounts at risk for the estimated achievement of these criteria. On a percentage-of-completion basis, we have recorded $41.2 million and $29.4 million of these estimated amounts in revenues for the related contracts and equal amounts in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets based on our progress as of May 31, 2010, and August 31, 2009, respectively. Included in these amounts are incentives tied to performance guarantees for which realization is expected upon project completion in approximately two years. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are recognized using the percentage-of-completion method of accounting.
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
The E&I segment provides integrated engineering, design and construction services and executes remediation solutions for contaminants in soil, air and water for government and private sector clients worldwide.
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

Our segments’ revenues, gross profit and income (loss) before income taxes and earnings from unconsolidated entities for the three and nine months ended May 31, 2010 and May 31, 2009 were as follows:

	Three Months Ended		Nine Months Ended
(in millions, except percentages)	2010	2009	2010	2009

Revenues:
Fossil, Renewables & Nuclear	$574.1	$644.5	$1,705.3	$1,873.1
Maintenance	252.9	232.5	723.5	739.3
E&I	568.0	451.8	1,584.5	1,303.1
E&C	266.7	339.0	893.2	992.0
F&M	127.6	179.4	365.4	505.3
Corporate	—	1.2	0.1	3.6

Total revenues	$1,789.3	$1,848.4	$5,272.0	$5,416.4

Gross profit:
Fossil, Renewables & Nuclear	$42.0	$34.1	$93.7	$54.7
Maintenance	13.4	5.9	42.0	16.1
E&I	55.7	36.5	148.5	111.3
E&C	21.6	40.9	102.8	154.0
F&M	18.4	44.3	63.1	113.7
Corporate	0.6	1.3	1.5	3.6

Total gross profit	$151.7	$163.0	$451.6	$453.4

Gross profit percentage:
Fossil, Renewables & Nuclear	7.3%	5.3%	5.5%	2.9%
Maintenance	5.3	2.5	5.8	2.2
E&I	9.8	8.1	9.4	8.5
E&C	8.1	12.1	11.5	15.5
F&M	14.4	24.7	17.3	22.5
Corporate	NM	NM	NM	NM
Total gross profit percentage	8.5%	8.8%	8.6%	8.4%

Income before income taxes and earnings (losses) from unconsolidated entities:
Fossil, Renewables & Nuclear	$29.1	$22.0	$52.2	$12.2
Maintenance	11.2	3.2	35.0	7.4
E&I	41.4	18.7	99.8	62.4
E&C	8.9	29.2	66.7	124.2
F&M	10.7	35.5	39.8	91.9
Investment in Westinghouse	24.7	(72.7)	(57.0)	(223.9)
Corporate	(16.7)	(21.6)	(49.5)	(62.7)

Total income before income taxes and earnings (losses) from unconsolidated entities	$109.3	$14.3	$187.0	$11.5

NM — Not Meaningful
Our segments’ assets were as follows:

	May 31,	August 31,
(in millions)	2010	2009
Assets
Fossil, Renewables & Nuclear	$1,887.3	$1,629.9
Maintenance	205.6	180.7
E&I	1,089.5	1,002.8
E&C	750.4	853.4
F&M	688.3	698.0
Investment in Westinghouse	1,148.8	1,171.2
Corporate	909.6	846.9

Total segment assets	6,679.5	6,382.9
Elimination of investment in consolidated subsidiaries	(412.1)	(412.1)
Elimination of intercompany receivables	(442.4)	(414.0)
Income taxes not allocated to segments	(0.4)	0.4

Total consolidated assets	$5,824.6	$5,557.2

Major Customers
Revenues related to U.S. government agencies or entities owned by the U.S. government were $478.8 million and $1,351.7 million, respectively, for the three and nine months ended May 31, 2010, representing approximately 26.8% and 25.6%, respectively, of our total revenues for each period. For the three and nine months ended May 31, 2009, we recorded revenues related to the U.S. government of approximately $398.0 million and $1,100.4 million, respectively, representing approximately 21.5% and 20.3%, respectively, of our total revenues for each period. These revenues were primarily related to work performed in our E&I segment.
Note 17 — Fair Value Measurements
We follow the authoritative guidance set forth in ASC 820-10 (SFAS 157) for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures in our condensed consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents information at May 31, 2010, about our financial assets and financial liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$578,671	$—	$578,671	$—
Stock and bond mutual funds	8,206	8,206	—	—
U.S. government agency and corporation securities	24,048	—	24,048	—
Foreign government and foreign government guaranteed securities	118,083	—	118,083	—
Corporate notes and bonds	388,593	—	388,593	—

Total	$1,117,601	$8,206	$1,109,395	$—

Liabilities:
Interest rate swap contract	$27,801	$—	$27,801	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$510	$—	$510	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$1,086	$—	$1,086	$—
We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 7 —Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.

We manage our transaction exchange exposures with foreign currency derivative instruments denominated in our major currencies, which are generally the currencies of the countries in which we conduct the majority of our international business. We utilize derivative instruments such as forward contracts to manage forecasted cash flows denominated in foreign currencies generally related to engineering and construction projects. Our counterparties to these instruments are major U.S. banks. These currency derivative instruments are carried on the consolidated balance sheet at fair value and are based upon market observable forward exchange rates and forward interest rates.
We value derivative assets by discounting future cash flows based on currency forward rates. The discount rate used for valuing derivative assets incorporates counterparty credit risk, as well as our cost of capital. Derivative liabilities are valued using a discount rate that incorporates our credit risk.
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Effective September 1, 2009, we adopted ASC 820, the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the third quarter of fiscal year 2010, we did not record any fair market value adjustments to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.
Effects of Derivative Instruments on Income and Other Comprehensive Income

		Amount of Gain (Loss) Recognized
	Location of Gain (Loss)	Three Months Ended		Nine Months Ended
	Recognized in Income on	May 31,	May 31,	May 31,	May 31,
(in millions)	Derivatives	2010	2009	2010	2009
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other Comprehensive Income (Loss)	$3.4	$0.9	$2.2	$(10.6)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$(0.5)	$3.2	$(0.3)	$(2.9)
The gain (loss) recognized on derivatives not designated as hedging instruments for the three and nine months ended May 31, 2010 includes unrealized losses of $(1.3) million and $(2.1) million, respectively and realized gains of $0.8 million and $1.8 million, respectively. The gain (loss) recognized on derivatives not designated as hedging instruments for the three and nine months ended May 31, 2009 includes unrealized gains of $4.3 million and $2.8 million, respectively and realized losses of $(1.1) million and $(5.7) million, respectively.
Note 18 — Supplemental Cash Flow Information

	Nine Months Ended
	May 31,	May 31,
	2010	2009
Non-cash investing and financing activities (in thousands):

Additions to property, plant and equipment	$10,239	$10,670

Interest rate swap contract on JPY-denominated bonds, net of deferred tax of $1,377 and $6,822, respectively	$2,191	$(10,625)

Equity in Westinghouse’s accumulated other comprehensive income, net of deferred tax of $(8,425) and $(73,071), respectively	$(13,402)	$(113,811)

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Certain statements and information in this Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:
•	continued depressed global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our clients operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	ability of our clients to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for domestic and foreign government agencies and private sector clients that are facing financial challenges;

•	delays and/or defaults in client payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant clients, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems including union contracts up for collective bargaining;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;

•	compliance with laws and regulations relating to our global operations and our technologies;

•	protection and validity of patents and other intellectual property rights;

•	risks related to our Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•	our ability to obtain waivers or amendments with our lenders or sureties or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our credit facility or surety indemnity agreements;

•	covenants in our Restated Credit Agreement that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our credit facility;

•	outcomes of pending and future litigation;

•	impact of recently passed legislation or outcomes of pending and future regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	liabilities arising from multi-employer plans entered into by any of our subsidiaries;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the foreign countries where we operate;

•	significant changes in the market price of our equity securities;

•	provisions in our articles of incorporation, by-laws and shareholder rights agreement that could make it more difficult to acquire us and may reduce the market price of our common stock;

•	the ability of our clients to obtain financing to fund their projects;

•	the ability of our clients to receive or the possibility of our clients being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Fossil, Renewables & Nuclear segment; and

•	the U.S. administration’s support of the nuclear power option and loan guarantee program.
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
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following section discusses our financial position at May 31, 2010, and the results of our operations for the three and nine months ended May 31, 2010 and May 31, 2009, and should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2009 Form 10-K.
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

Nuclear Power Generation. Approximately 20% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services to meet the demands of this growing sector, including engineering, design, procurement, construction and project management that support the domestic and international nuclear power markets. We have been awarded a technical services contract for four AP1000 nuclear power units in the People’s Republic of China (China) and three EPC contracts to build six domestic AP1000 units — two each for Georgia Power, South Carolina Electric & Gas and Progress Energy. Progress on the China AP1000 nuclear projects continued with the completion of significant construction milestones including the setting of the containment vessel bottom head at three of the four units and the setting of the second containment ring at the first unit. Completion of the first nuclear concrete placement at the fourth unit is forecast for this summer, which will put all four China AP1000 units into the Construction Phase.
Nuclear Services. In addition to the contracts we have been awarded in the area of new plant construction, we are recognized in the power industry for improving the efficiency, capacity output and reliability of existing nuclear plants through uprate projects. These uprate projects are carbon neutral and represent a competitive cost alternative to new plant construction and will continue to be an important component in the expansion of domestic power generation and our Fossil, Renewables & Nuclear segment. In May 2010, we announced the award of an extended power uprate (EPU) contract for Entergy’s Grand Gulf Nuclear Station.
Clean Coal-Fired Generation. Approximately 48% of electric power generated in the U.S. is from coal-fired power plants, and the U.S. has significant coal reserves. Electric power companies in the U.S. have historically pursued construction of new coal-fired power plants, because, although coal-fired capacity is capital intensive to build, it generally has relatively lower operating costs as compared to other fossil fuels. Recently, however, uncertainty surrounding potential regulations targeting carbon emissions, as well as the global economic downturn and low natural gas prices, have caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe that coal will continue to be a significant component of future domestic energy generation, and we intend to continue positioning our resources to capture a significant market share of any new build, retrofit or expansion projects.
Air Quality Control (AQC). Our AQC business includes domestic and international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture and selective catalytic reduction (SCR) processes used at existing coal-fired electric power plants. Volume in our AQC business is heavily dependent on pollution-control regulation and many of our current AQC clients have completed, or will soon complete, projects that will enable them to meet current air quality standards. Our AQC business has declined in the near term, as we understand utilities are waiting for regulatory clarity before finalizing additional AQC work, as described in more detail below.
Existing U.S. government and state environmental AQC regulations have driven the need to retrofit existing coal-fired power plants with modern pollution-control equipment. In July 2008, the D.C. Circuit Court of Appeals issued an opinion in North Carolina v. Environmental Protection Agency (EPA), vacating and remanding the Clean Air Interstate Rule (CAIR), a pollution reduction program designed to reduce power plant emissions through various air quality standards. As a result of the Court’s decision, the current CAIR standards remain in place until the EPA makes modifications. These rulings provide some temporary stability to the emission standards. Although the EPA is required to revise the current CAIR rule and the status of any new emissions legislation remains undecided, we anticipate that the revised CAIR rule and any future CAIR-related legislation will continue to impose stringent requirements on air emissions, which is expected to have a positive effect on future demand for AQC services. Based on our experience with FGD projects, we believe we are well positioned to take advantage of opportunities as they arise.
Mercury emission controls and the SCR process for nitrogen oxide emission controls and AQC services are in continued demand. We believe the domestic market for both these services could increase if the current federal and state government trends toward increased regulation continue, and we believe there will be select international markets for pursuing the SCR and fine particle control work.
Gas-Fired Generation. Approximately 20% of the electric power generated in the U.S. is generated from natural gas-fired power plants. We continue to observe renewed interest in gas-fired electric generation as electric utilities and independent power producers look to diversify their options. In many states, recent initiatives to reduce carbon dioxide and other greenhouse gas emissions and immediate demand for additional electric power generation capacity have stimulated renewed demand for gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but tend to have comparatively higher and potentially more volatile operating costs. In addition, gas-fired generation has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation of these alternative energy sources. We expect power producers to increase capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain low for some time because of gas field development projects in the U.S. as well as potential liquefied natural gas (LNG) imports. Although the effect of current economic conditions on the timing or financing of such projects is unclear, we expect that gas-fired power plants will continue to be an important component in the development of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this market.

Renewable Energy Generation. Approximately 4% of the electric power generated in the U.S is from renewable sources such as biomass, geothermal, solar, wind. We are actively pursuing international and domestic projects using a variety of renewable energy technologies, including geothermal, biomass and solar. Although the current economic climate and uncertainty of climate-control legislation have slowed development of many of these projects, we believe renewable energy projects will likely be a significant part of the energy market in the future.
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
Nuclear Plant Maintenance and Modifications. There are currently 104 operating nuclear reactors in the U.S. requiring engineering, maintenance, and modification services to support operations, plant refueling outages, extend life/licenses, upgrade materials, increase capacity uprates and improve performance. We provide system-wide maintenance and modification services to 36 of the 104 operating domestic nuclear reactors. We concentrate on complicated, non-commodity projects in which our historical expertise and project management skills add value.
In addition to supporting operations and improving performance at existing commercial nuclear power plants, we believe we can further expand in broader areas of plant maintenance, potentially bringing value to international clients who operate nuclear plants as well as support our nuclear services business on uprate-related modifications.
Fossil Plant Maintenance and Modifications. We offer fossil plant maintenance services for energy generation facilities in North America. Our nuclear refueling outage expertise, paired with our construction planning and execution skills, give us the ability to expand in to this market as energy demand increases.
Chemical Plant/Refinery Maintenance and Capital Construction. We have a continuous presence in various U.S. field locations serving alternative energy, petrochemicals, specialty chemicals, oil and gas, manufacturing and refining markets. Our Maintenance segment also includes a capital construction component serving a variety of clients in various industries, including existing chemicals and petrochemicals clients as well as power clients. Our construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation, mechanical and piping system erection.
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
Program Management. We oversee large federal, state and local government programs including capital improvement, emergency response and disaster recovery projects and programs, as well as private sector commercial programs. In doing so, we implement the necessary planning, management and organizational activities and technical services, with quality and safety in mind. We typically staff projects with a full complement of experienced professionals, provide our clients with a single point of contact and manage all administrative duties required for each job. Our integrated business teams work together to provide expertise across all business lines and consistency throughout each program.

Design-Build. We execute all design-build phases using our proficiencies in engineering, design, operations, construction and construction management for large infrastructure projects. Our current hurricane protection project in New Orleans, Louisiana, is the largest design-build domestic civil works project ever undertaken by the U.S. Army Corps of Engineers (USACE). Also, the U.S. DOE contracted us, through our joint venture Shaw Areva Mox Services, LLC, to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, South Carolina, a first-of-its-kind facility in the U.S. to process weapons-grade plutonium into nuclear fuel. As part of our sustainability efforts, we help our clients achieve Leadership in Energy and Environmental Design certification for facilities by using green building practices. We continue to develop engineering, design and construction strategies to promote the use of sustainable development techniques. Some of those strategies include retrofitting buildings for energy efficiency and weatherizing structures, with the goal of providing a return on investment for our clients.
Environmental Remediation. We have extensive experience in environmental remediation for both government and private-sector clients, including those in the chemical, energy, real estate, manufacturing and transportation fields. We have executed complex remediation and restoration projects for the U.S. government, including remediating military bases with unexploded ordnance exposure and residual fuel and chemical contamination, as well as former nuclear weapons production and atomic testing sites. Our technological capabilities such as laboratory assessments, field-testing and analysis support a wide range of client needs, including but not limited to groundwater modeling, contaminant transport and soil washing. E&I has the largest production capacity of microbial cultures in the industry, enabling application of this technology on project sites to remediate contaminated groundwater and the sale of cultures to licensees. We also spearhead the use of ozone, a common element in the earth’s atmosphere, to eliminate organic contaminants.
Coastal, Maritime and Natural Resource Design and Restoration. We provide engineering and design services, including port and waterway navigation feasibility and development, sediment management, coastal engineering, environmental services, levee development and construction, shoreline protection and restoration and marine security. We perform wetland construction, mitigation, restoration and related work for clients nationwide. We are involved in projects generated by the Coastal Wetlands Planning Protection and Restoration Act, which provides federal funds to restore and conserve coastal wetlands and barrier islands.
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

E&C Segment
Our E&C segment provides a full range of project-related services including proprietary technology, project management, engineering, procurement, construction, commissioning/start-up and consulting to the oil and gas, refining, and petrochemical industries globally. We believe our ability to develop, design, commercialize and integrate a wide range of process technologies and perform projects that range from small consulting studies to large EPC projects differentiate us from many of our competitors. From our main offices in Houston, Texas; Baton Rouge, Louisiana; Cambridge, Massachusetts; Toronto, Canada; Mumbai, India and Milton Keynes, England, we deliver services through five major business lines: ethylene, petrochemicals, refining, upstream and consulting.
While the current global economic climate has impacted E&C segment’s prospects in the short-term, as the economy recovers, we anticipate increased expenditures by our major oil and petrochemical clients in this area.
Ethylene. One of Shaw’s core proprietary technologies is ethylene process technology. Ethylene is an olefin that serves as a base chemical of the petrochemical industry. Since our first ethylene plant was built in 1941, we have designed and/or built more than 120 grassroots units, which provide a significant portion of the world’s ethylene supply. Produced by the steam cracking of hydrocarbon feedstocks, ethylene and its co-product, propylene, are key building blocks for other petrochemicals and polymers. The economic slowdown and the large amount of ethylene currently entering the market from recently completed projects have contributed to reduced demand and the delay of many planned projects. Exceptions are in the Middle East, where projects are more likely to proceed because of the availability of low-cost feedstock, and in China, which seems to be affected less by the economic slowdown than other regions.
We believe the delay in new, grassroots ethylene project activity will be somewhat offset by opportunities to revamp existing facilities as owners seek to maximize productivity. We anticipate that debottleneck and revamp projects and technology upgrades may result in additional opportunities over the next several years.
Petrochemicals. The economic downturn has resulted in a decrease in global demand for durable goods made from petrochemicals and a corresponding decline in production and new construction. However, we expect that Middle Eastern and Chinese clients may continue to focus on strategic plans and investments. In the rest of Asia, we anticipate that investments may ramp up as the economy recovers. We also expect that the Middle East’s demand for polymers may increase, especially for specialty commodities and engineering plastics. With our portfolio of technologies in polystyrene, acrylonitrile butadiene styrene (ABS), intermediate polycarbonates and others, Shaw is well positioned to participate in any economic upturn.
Additional opportunities may arise as major oil and petrochemical companies look for ways to integrate their refining and petrochemical facilities to improve profitability. We have extensive expertise in the design and construction of ethylene and downstream derivative plants, which provide the source of many higher value chemical products used to produce packaging, pipe, polyester, antifreeze, electronics and tires.
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
In the last year, the refining sector slowed with the economic downturn, and shrinking margins led to reduced investments. The Middle East appears to be the strongest region for future growth, where oil producers are striving to own more of the supply chain by also exporting finished oil products and even petrochemicals. In the U.S., refinery utilization appears to be decreasing, but reconfiguration of refineries to produce cleaner fuels and meet environmental legislation may create new opportunities for our services. In Europe, we expect strong diesel demand to drive investment decisions.
Shaw’s fluid catalytic cracking (FCC) technology, jointly licensed with an international partner, remains a key technology in new refineries being built around the world, primarily due to the FCC’s ability to boost production of gasoline and polymer-grade propylene. This same technology is being used to enhance the performance of existing assets through its ability to process poorer quality feedstocks, increase capacity and improve product yields, quality and energy efficiency. Modifications, or revamps, of existing FCCs to increase refinery profit margins may result in opportunities in the U.S. and Europe, where most of the world’s catalytic crackers are located.

In addition to FCC, Shaw offers related technologies including deep catalytic cracking and catalytic pyrolysis process, which boost production of ethylene and propylene. The recent popularity of these technologies is driven by the growing global trend toward integrating refineries and petrochemical facilities.
Upstream. Our upstream division business has been successful in winning project management consultancy work in the offshore sector and is currently pursuing additional onshore opportunities in the Middle East. In response to the rising global demand for liquefied petroleum gas (LPG), production is forecast to increase by 2012, primarily in the Middle East and North Africa. We are active in this market, with recent awards for front-end engineering design (FEED) and detailed engineering services for an LPG project in Algeria.
Synthesis gas (Syngas), a clean gas that can be used for power generation or converted to substitute natural gas or high value clean fuels, has characteristics that make it an attractive future fuel source. Syngas can be produced through a number of processes including coal gasification and steam reforming of natural gas or liquid hydrocarbons. Syngas production may grow with rising demand for electricity and the push for reductions in greenhouse gas emissions, especially carbon dioxide, and we believe we are well positioned to participate in this growth.
F&M Segment
We believe our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for our F&M segment’s products is typically driven by capital projects in the electric power, chemical and refinery industries.
We provide support and work for both external clients and other Shaw business segments. F&M provides pipe and structural steel fabrication for projects such as the E&I segment’s DOE work and several of the Fossil, Renewables & Nuclear segment’s power projects, as well as the E&C segment’s largest current projects. Our F&M segment is nearing completion on a new facility that will assemble modules for the construction of nuclear power plants and, potentially, offshore oil and gas type modules.
Pipe Fabrication. We fabricate fully integrated piping systems for heavy industrial clients around the world. We believe our expertise and proven capabilities in furnishing complete piping systems to a global market have positioned us among the largest suppliers of fabricated piping systems for power generation facilities in the U.S. and worldwide. Piping systems are normally on the critical path schedule for heavy industrial plants that process large quantities of fluids or gases. Large piping systems account for significant components within power generation, chemical and other processing facilities.
We fabricate complex piping systems using carbon steel, stainless, nickel, titanium and aluminum pipe. We fabricate the pipe by cutting it to specified lengths, welding fittings, flanges or other components on the pipe and/or bending the pipe to precise client specifications using our unique pipe-bending technology. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated and efficient pipe bending technology of its kind. We utilize the Cojafex technology and related equipment to bend carbon steel and alloy pipe for industrial, commercial and architectural applications. Delivering pipe bent to client specifications can provide significant savings in labor, time and material costs compared to field fabrication and bent pipe provides greater strength than pipes and fittings welded together.
Additionally, we implemented a robotics welding program that we believe results in increased productivity and quality levels. By utilizing robotics, as well as automated and semi-automated welding processes and production technology, we are able to provide our clients a complete range of pipe fabrication services.
We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela and through a joint venture in Bahrain. Additionally, we are constructing a new fabrication facility in the Middle East. Our South Carolina facility is certified to fabricate piping for nuclear energy plants and maintains a nuclear piping American Society of Mechanical Engineers certification.
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
Modular Facility. We began operations of a modular facility in Lake Charles, Louisiana in May 2010. The Shaw Modular Solutions facility is believed to be the first of its kind in the U.S. and will build modules for the construction of domestic AP1000 nuclear power plants. The new facility will utilize our industry-leading technologies and our proprietary operations management systems. We have received orders for the first six nuclear reactors to be built domestically in more than 30 years, all of which are designed to use AP1000 technology and will include modules fabricated in our Lake Charles facility.
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
As of the date of this report, the bondholders have not directed us to exercise the Put Option, and we have no knowledge of any intent to do so in the future. The bondholders’ direction to exercise the Put Option would not affect Toshiba’s or our obligations under the CRA, which provides us with certain exclusive opportunities to bid on projects where the company would provide EPC services on future Westinghouse AP1000 nuclear power plants and other commercial opportunities such as supplying piping for those units. In June 2009, Toshiba reported that it raised approximately $3.0 billion in equity, which increased Toshiba’s net worth to an amount exceeding the minimum threshold.
Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods.
The Westinghouse segment financial results continue to experience significant volatility resulting from the effect of foreign currency exchange rate fluctuations on the value of the Westinghouse Bonds. The Westinghouse Bonds are JPY-denominated, limited recourse to us (except NEH) and, under GAAP, are revalued for financial reporting purposes to USD at the exchange rate in effect on the last day of the quarter. The Put Option is designed to provide us with a natural hedge against fluctuations in the exchange rate associated with the Westinghouse Bonds. However, unlike the Westinghouse Bonds, the Put Option is not revalued to current exchange rates under GAAP. Consequently, for financial reporting purposes, at each quarter’s end we recognize a gain or loss on the revaluation of the Westinghouse Bonds based upon the JPY/USD exchange rate then in effect but do not recognize an offsetting gain or loss on the revaluation of the Put Option. As a result, our statement of operations frequently contains significant earnings volatility.
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
Overview of Results and Outlook
We had solid earnings in the third quarter of fiscal year 2010 primarily driven by the operating performance of our E&I, Maintenance and Fossil, Renewables & Nuclear segments. Our E&I segment continued its execution of major U.S. government contracts, while our Fossil, Renewables & Nuclear segment experienced increased volume of earnings on its domestic AP1000 nuclear power projects. Earnings in our Maintenance segment improved significantly compared to the third quarter of fiscal year 2009 resulting from nuclear power plant outage work performed for new and existing clients. As expected, we had reduced revenues and earnings in our E&C and F&M segments due to lower levels of new bookings in fiscal year 2009 and into fiscal year 2010. Our third quarter earnings benefited from the strengthening of the USD compared to the JPY, and our results include a $34.1 million non-operating, non-cash, foreign exchange translation gain in our Investment in Westinghouse segment resulting from translating the Westinghouse Bonds from JPY to USD for financial reporting purposes. The JPY/ USD exchange rate was 91.0 at May 31, 2010 versus 88.9 at February 28, 2010.
New bookings of non-U.S. government related work continued at reduced levels into the third quarter of 2010. We believe the global economic slowdown delayed or altered client investment decisions for new refinery, petrochemical and chemical projects during fiscal year 2009, and this trend continues in fiscal year 2010. As a result, our business segments have experienced declines from year-end backlog levels.
During the third quarter of fiscal year 2010, cash flow from operations was positive but decreased from the comparable period in 2009 when we generated $435.1 million in operating cash flow. The decrease from 2009 was largely due to the scheduled reversal of favorable changes in working capital on our major Fossil, Renewable & Nuclear EPC projects.
Our Fossil, Renewables & Nuclear segment’s financial results reflect the completion of several domestic AQC projects and continued execution of five EPC projects for new coal and gas-fired power plants. Our results also reflect continued work under a services contract for four new AP1000 nuclear reactors in China as well as increasing activity on four EPC domestic AP1000 nuclear reactors.
Our Maintenance segment’s improved results in the third quarter fiscal year 2010 were driven by projects for nuclear power plant refueling outages for new and existing clients. Typically, the first and third quarters of our fiscal year generate the highest volumes of power maintenance work, as many power generation facilities are shut down for scheduled maintenance during these periods.
Our E&I segment generated strong revenue and earnings, primarily driven by increased business volumes and solid execution in our U.S. government business activities. Construction activity on a hurricane protection project for the USACE in southeast Louisiana and our MOX project for the DOE in South Carolina continue to drive E&I’s earnings. U.S. government spending remains strong and the E&I segment is well positioned to compete for many large U.S. government opportunities. E&I is also well positioned to compete for opportunities resulting from the Deepwater Horizon oil spill as reflected by the recent contract awarded by the Office of Coastal Protection and Restoration of Louisiana for overall project management and construction of sand berms off the coast of Louisiana.
Our E&C segment’s results reflected the impact of lower bookings during the past 18 months. While E&C continues to successfully execute projects in its backlog, a majority of the high-margin engineering services contracts that drove record earnings in fiscal 2009 have now been completed. We have a significant number of proposals outstanding, but it is extremely difficult to predict the timing and quantity of clients’ investment decisions that drive bookings for this segment.
Our F&M segment continued its solid operating performance during the third quarter of fiscal year 2010 but earnings declined from the record levels experienced in fiscal year 2009. F&M continues experiencing margin pricing pressure and has experienced a reduction in new bookings throughout 2009 and well into fiscal 2010 (excluding nuclear modular and fabrication scope transferred from our Fossil, Renewables & Nuclear segment). We have completed the construction of our new state-of-the-art modular facility in Lake Charles, Louisiana and began fabrication of modules for the domestic AP1000 nuclear power projects in May 2010.

Consolidated Results of Operations
Consolidated Revenues:

(dollars in millions)	May 31, 2010	May 31, 2009	$ Change	% Change

Three months ended	$1,789.3	$1,848.4	$(59.1)	(3.2)%
Nine months ended	$5,272.0	$5,416.4	$(144.4)	(2.7)%
Consolidated revenues decreased slightly during the three and nine months ended May 31, 2010, as compared to the prior fiscal year. Revenues in our E&I and Maintenance segments increased in the three months ended May 31, 2010, as compared to the same period in the prior fiscal year. E&I benefited from increased U.S. government spending while Maintenance benefited from an increased number of nuclear power plant outages. However, revenues in our E&C, F&M and Fossil, Renewables & Nuclear operating segments declined as compared to the same period in the prior year resulting from reduced bookings of new contract awards during fiscal years 2009 and 2010. For the nine months ended May 31, 2010, revenues increased in our E&I segment while decreasing in our other segments compared to the same period in the prior fiscal year. For additional segment details, see the business segment analysis section.
Consolidated Gross Profit:

(dollars in millions)	May 31, 2010	May 31, 2009	$ Change	% Change

Three months ended	$151.7	$163.0	$(11.3)	(6.9)%
Nine months ended	$451.6	$453.4	$(1.8)	(0.4)%
Consolidated gross profit decreased for the three and nine months ended May 31, 2010, as compared to the prior fiscal year due primarily to decreased activity in our E&C and F&M segments. This decrease was slightly offset by our E&I and Maintenance segments, which experienced increased margins compared to the prior fiscal year.
Consolidated Selling, General & Administrative Expenses (SG&A):

(dollars in millions)	May 31, 2010	May 31, 2009	$ Change	% Change

Three months ended	$74.7	$78.6	$(3.9)	(5.0)%
Nine months ended	$222.8	$222.1	$0.7	0.3%
Consolidated selling, general and administrative expenses decreased for the three months ended May 31, 2010, as compared to the prior fiscal year mainly from reduced overhead in our Corporate segment and cost saving initiatives in our Fossil, Renewables & Nuclear operating segment. Consolidated selling, general and administrative expenses were essentially flat for the nine months ended May 31, 2010, as compared to the same period in the prior fiscal year.
Consolidated Interest Expense:

(dollars in millions)	May 31, 2010	May 31, 2009	$ Change	% Change

Three months ended	$10.7	$40.4	$(29.7)	(73.5)%
Nine months ended	$32.2	$64.0	$(31.8)	(49.7)%
Consolidated interest expense decreased for the three and nine months ended May 31, 2010, as compared to the prior fiscal year due primarily to lower interest expense on our JPY-denominated bonds. During the third quarter of fiscal year 2009, we expensed $29.4 million of the deferred financing costs ($6.6 million) and the original issuance discount ($22.8 million) associated with the Westinghouse Bonds because of the Toshiba Event (See Note 5 for additional details).

Consolidated Provision for Income Taxes:

(dollars in millions)	May 31, 2010	May 31, 2009	$ Change	% Change

Three months ended	$40.8	$6.8	$34.0	500.0%
Nine months ended	$67.5	$6.8	$60.7	892.6%
The increase in the provision for income taxes for the three and nine months ended May 31, 2009 as compared to the prior fiscal year was predominately due to the increase in income before income taxes and earnings (losses) from unconsolidated entities.
Our consolidated tax rate on income before income taxes and earnings (losses) from unconsolidated entities for the three and nine months ended May 31, 2010, was 37% and 36%, respectively, as compared to 48% and 59% for the comparable periods in the prior fiscal year. We expect our fiscal 2010 annual effective tax rate, excluding discrete items, to be approximately 36%.
The higher tax rates in the prior year were due to the relatively small amount of income before income taxes and earnings (losses) from unconsolidated entities as compared to the net effect of the amounts that influence the rate such as the location and amount of our taxable earnings, unrealized foreign currency gains or losses, the mix and amount of earnings in various tax jurisdictions, changes in certain non-deductible expenses and the provision for uncertain tax positions. We treat unrealized foreign currency translation gains and losses on the JPY-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in reliably estimating such gains and losses.
We recorded other discrete items of $0.7 million for the three months ended May 31, 2010. For the three months ended May 31, 2009, we recorded a provision for other discrete items totaling $5.2 million relating to provisions for uncertain tax positions and other identified adjustments.
The nine months ended May 31, 2010 includes other discrete items of $0.7 million. The nine months ended May 31, 2009 includes net other discrete items of $10.8 million relating to provisions for uncertain tax positions as well as a benefit for the retroactive effect of the renewal of the Work Opportunity Tax Credit.
Consolidated Earnings from Unconsolidated Entities, net of income taxes:

(dollars in millions)	May 31, 2010	May 31, 2009	$ Change	% Change

Three months ended	$3.8	$4.9	$(1.1)	(22.4)%
Nine months ended	$6.9	$12.2	$(5.3)	(43.4)%
The decrease in earnings from unconsolidated entities for the three and nine months ended May 31, 2010, as compared to the same period in the prior fiscal year, was primarily due to lower earnings, net of income taxes, from our Investment in Westinghouse segment.
Consolidated Net Income:

(dollars in millions)	May 31, 2010	May 31, 2009	$ Change	% Change

Three months ended	$72.4	$12.3	$60.1	488.6%
Nine months ended	$126.4	$16.9	$109.5	647.9%
The increase in consolidated net income for the three and nine months ended May 31, 2010 was predominantly due to changes in the non-cash foreign currency translation gain or loss associated with our Westinghouse Bonds as well as improved execution in our Fossil, Renewables & Nuclear, Maintenance and E&I segments. For the three months ended May 31, 2010, we recorded a translation gain on the Westinghouse Bonds of $34.1 million compared to a loss of $33.2 million during the same period in fiscal 2009. For the nine months ended May 31, 2010 and 2009, we recorded translation losses on the Westinghouse Bonds of $28.9 million and $163.5 million, respectively.

Segment Results of Operations
The following comments and tables compare selected summary financial information related to our segments for the three and nine months ended May 31, 2010 and May 31, 2009 (dollars in millions).

	Three Months Ended
	2010	2009	$ Change	% Change
Revenues:
Fossil, Renewables & Nuclear	$574.1	$644.5	$(70.4)	(10.9)%
Maintenance	252.9	232.5	20.4	8.8
E&I	568.0	451.8	116.2	25.7
E&C	266.7	339.0	(72.3)	(21.3)
F&M	127.6	179.4	(51.8)	(28.9)
Corporate	—	1.2	(1.2)	NM

Total revenues	$1,789.3	$1,848.4	$(59.1)	(3.2)%

Gross profit:
Fossil, Renewables & Nuclear	$42.0	$34.1	$7.9	23.2%
Maintenance	13.4	5.9	7.5	127.1
E&I	55.7	36.5	19.2	52.6
E&C	21.6	40.9	(19.3)	(47.2)
F&M	18.4	44.3	(25.9)	(58.5)
Corporate	0.6	1.3	(0.7)	NM

Total gross profit	$151.7	$163.0	$(11.3)	(6.9)%

Gross profit percentage:
Fossil, Renewables & Nuclear	7.3%	5.3%
Maintenance	5.3	2.5
E&I	9.8	8.1
E&C	8.1	12.1
F&M	14.4	24.7
Corporate	NM	NM
Total gross profit percentage	8.5%	8.8%

Income (loss) before income taxes and earnings from unconsolidated entities:
Fossil, Renewables & Nuclear	$29.1	$22.0	$7.1	32.3%
Maintenance	11.2	3.2	8.0	250.0
E&I	41.4	18.7	22.7	121.4
E&C	8.9	29.2	(20.3)	(69.5)
F&M	10.7	35.5	(24.8)	(69.9)
Investment in Westinghouse	24.7	(72.7)	97.4	134.0
Corporate	(16.7)	(21.6)	4.9	NM

Total income (loss) before income taxes and earnings from unconsolidated entities	$109.3	$14.3	$95.0	664.3%

NM —	Not Meaningful.

	Nine Months Ended
	2010	2009	$ Change	% Change
Revenues:
Fossil, Renewables & Nuclear	$1,705.3	$1,873.1	$(167.8)	(9.0)%
Maintenance	723.5	739.3	(15.8)	(2.1)
E&I	1,584.5	1,303.1	281.4	21.6
E&C	893.2	992.0	(98.8)	(10.0)
F&M	365.4	505.3	(139.9)	(27.7)
Corporate	0.1	3.6	(3.5)	NM

Total revenues	$5,272.0	$5,416.4	$(144.4)	(2.7)%

Gross profit:
Fossil, Renewables & Nuclear	$93.7	$54.7	$39.0	71.3%
Maintenance	42.0	16.1	25.9	160.9
E&I	148.5	111.3	37.2	33.4
E&C	102.8	154.0	(51.2)	(33.2)
F&M	63.1	113.7	(50.6)	(44.5)
Corporate	1.5	3.6	(2.1)	NM

Total gross profit	$451.6	$453.4	$(1.8)	(0.4)%

Gross profit percentage:
Fossil, Renewables & Nuclear	5.5%	2.9%
Maintenance	5.8	2.2
E&I	9.4	8.5
E&C	11.5	15.5
F&M	17.3	22.5
Corporate	NM	NM
Total gross profit percentage	8.6%	8.4%

Income (loss) before income taxes and earnings from unconsolidated entities:
Fossil, Renewables & Nuclear	$52.2	$12.2	$40.0	327.9%
Maintenance	35.0	7.4	27.6	373.0
E&I	99.8	62.4	37.4	59.9
E&C	66.7	124.2	(57.5)	(46.3)
F&M	39.8	91.9	(52.1)	(56.7)
Investment in Westinghouse	(57.0)	(223.9)	166.9	74.5
Corporate	(49.5)	(62.7)	13.2	NM

Total income (loss) before income taxes and earnings from unconsolidated entities	$187.0	$11.5	$175.5	1,526.1%

NM —	Not Meaningful
The following table presents our revenues by geographic region generally based on the site location of the project for the three and nine months ended May 31, 2010 and May 31, 2009.

	Three Months Ended				Nine Months Ended
	2010		2009		2010		2009
	(In Millions)%		(In Millions)%		(In Millions)%		(In Millions)%
United States	$1,460.1	82%	$1,429.0	77%	$4,178.9	79%	$4,244.5	78%
Asia/Pacific Rim	220.1	12	276.2	15	740.5	14	674.7	12
Middle East	79.9	4	74.0	4	242.9	5	303.5	6
Canada	2.5	—	15.6	1	9.7	—	27.9	1
Europe	15.7	1	35.5	2	52.6	1	102.5	2
South America and Mexico	5.1	—	11.9	1	11.7	—	43.5	1
Other	5.9	1	6.2	—	35.7	1	19.8	—

Total revenues	$1,789.3	100%	$1,848.4	100%	$5,272.0	100%	$5,416.4	100%

Business Segment Analysis
Fossil, Renewables & Nuclear Segment
Our Fossil, Renewables & Nuclear segment continued executing major electric power generation projects across the globe. The segment’s activity increased on two contracts for four domestic AP1000 nuclear reactors and two domestic new build gas-fired plants. In addition, work continues on our services contract for four new AP1000 nuclear power reactors in China. However, reduced demand for electricity in the U.S. and uncertainty regarding air emission regulations in the U.S. have contributed to a decline in new awards throughout 2009 and 2010.
Revenues (3rd Quarter)
Revenues decreased $70.4 million, or 10.9%, to $574.1 million for the three months ended May 31, 2010 from $644.5 million for the same period in the prior fiscal year. This decrease in revenues was primarily attributable to the completion of several domestic emissions control projects and substantially less activity on a large coal-fired EPC contract in the current period as compared to the same period in the prior fiscal year. When aggregated, the reduced activity on those projects resulted in a decrease in revenue of approximately $155.0 million. This decrease was partially offset by an increase in activity on two domestic EPC contracts for four AP1000 nuclear reactors and two new build gas-fired power plants.
Gross profit and gross profit percentage (3rd Quarter)
Gross profit increased $7.9 million, or 23.2%, to $42.0 million for the three months ended May 31, 2010 from $34.1 million for the same period in the prior fiscal year. Our gross profit percentage increased to 7.3% for the three months ended May 31, 2010 from 5.3% for the same period in the prior fiscal year. Our gross profit and gross profit percentage increases were primarily due to additional volume of work performed on higher margin nuclear services contracts in our nuclear sector, additional progress on our domestic new build power plants and our services contract for the four new AP1000 nuclear power reactors in China. Additionally, we have made progress in achieving price certainty in a number of key commodities, which resulted in revisions to our estimated cost at completion on a number of contracts. While our older coal EPC projects continue to negatively impact margins, we continue working off this element of our backlog. We expect the margins for this segment to increase as the work progresses on our current portfolio of nuclear power projects and the more recently awarded new build coal plants.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $7.1 million, or 32.3%, to $29.1 million for the three months ended May 31, 2010, from $22.0 million for the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above along with reduced selling, general and administrative expenses.
Revenues (Year to Date)
Revenues decreased $167.8 million, or 9.0%, to $1,705.3 million for the nine months ended May 31, 2010 from $1,873.1 million for the same period in the prior fiscal year. The decrease in revenues was primarily attributable to the completion of the domestic emissions control projects and reduced activity level at a large coal-fired EPC contract referenced above. During the nine months ended May 31, 2010, these projects generated approximately $497.7 million less revenue than during the same period of the prior year. The decrease in revenues was partially offset by increased activity related to progress on our domestic EPC contracts for four new AP1000 nuclear power reactors and two new build gas-fired power plants.
Gross profit and gross profit percentage (Year to Date)
Gross profit increased $39.0 million, or 71.3%, to $93.7 million for the nine months ended May 31, 2010 from $54.7 million for the same period in the prior fiscal year, and our gross profit percentage increased to 5.5% for the nine months ended May 31, 2010 from 2.9% for the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to increased estimated costs at completion in 2009 on two new coal plant construction projects and a back-end modification project, and from increased revenues in 2010 on two domestic EPC contracts for four new AP1000 nuclear power reactors in the U.S. and two new gas-fired power plants. In addition, we made progress in achieving price certainty on a number of contracts by securing commitments from vendors and subcontractors. The increases in gross profit and gross profit percentage were partially offset by the reduced volume of revenues resulting from completion of several emissions control projects.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $40.0 million, or 327.9%, to $52.2 million for the nine months ended May 31, 2010, from $12.2 million for the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above.
Maintenance Segment
Our Maintenance segment’s performance significantly improved during the third quarter of fiscal 2010 as compared to the same period of fiscal 2009 driven primarily by execution of new and existing nuclear power plant maintenance contracts.
Revenues (3rd Quarter)
Revenues increased $20.4 million, or 8.8%, to $252.9 million for the three months ended May 31, 2010, from $232.5 million for the same period in the prior fiscal year. A leading contributor to this increase was the completion of more nuclear power plant outages during the period as compared to same period in the prior year. Partially offsetting this increase was a decline in the volume of smaller projects resulting from a decline in overall construction spending and significant competition.
Gross profit and gross profit percentage (3rd Quarter)
Gross profit increased $7.5 million, or 127.1%, to $13.4 million for the three months ended May 31, 2010, from $5.9 million for the same period in the prior fiscal year. Gross profit percentage increased to 5.3% for the three months ended May 31, 2010, from 2.5% for the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to improved execution resulting in higher margins and increased incentive fees earned as compared to the same period in the prior year as well as the positive impact of cost saving measures implemented during fiscal year 2010. These increases were partially offset by the negative impact of an adverse arbitration ruling of $2.3 million in the current fiscal year.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $8.0 million, or 250.0%, to $11.2 million for the three months ended May 31, 2010, from $3.2 million for the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.
Revenues (Year to Date)
Revenues decreased $15.8 million, or 2.1%, to $723.5 million for the nine months ended May 31, 2010, from $739.3 million for the same period in the prior fiscal year. This decrease in revenues was primarily due to a decrease in the volume of smaller industrial related construction projects compared to the prior year. The decline in revenues was partially offset by increases in the number of power maintenance outages and from turnarounds at process related industries at new and existing client locations.
Gross profit and gross profit percentage (Year to Date)
Gross profit increased $25.9 million, or 160.9%, to $42.0 million for the nine months ended May 31, 2010, from $16.1 million for the same period in the prior fiscal year. Our gross profit percentage increased to 5.8% for the nine months ended May 31, 2010, from 2.2% for the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to improved execution resulting in higher margins and the achievement of higher incentive awards as compared to the same period in the prior year as well as the positive impact of cost saving initiatives implemented during fiscal 2010.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $27.6 million, or 373.0%, to $35.0 million for the nine months ended May 31, 2010, from $7.4 million for the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above as well as reductions in selling, general and administrative expenses.

E&I Segment
The financial results of our E&I segment continue to reflect strong project execution with revenues and earnings being driven primarily by execution of its two largest projects: the hurricane protection project for the USACE in southeast Louisiana and our MOX project for the DOE in South Carolina. The USACE project should continue through fiscal year 2011 and the MOX project should continue for several years, depending on client options for additional work.
Revenues (3rd Quarter)
E&I’s revenues increased $116.2 million, or 25.7%, to $568.0 million for the three months ended May 31, 2010 from $451.8 million for the same period in the prior fiscal year. This increase was primarily attributable to increased activity on our hurricane protection project with the USACE in southeast Louisiana and our MOX and Paducah consolidated joint ventures for the DOE.
Gross profit and gross profit percentage (3rd Quarter)
E&I’s gross profit increased $19.2 million, or 52.6%, to $55.7 million for the three months ended May 31, 2010, from $36.5 million for the same period in the prior fiscal year. Gross profit percentage increased to 9.8% for the three months ended May 31, 2010, from 8.1% for the same period in the prior fiscal year. The increase in gross profit was primarily attributable to an increase in estimated project revenues on our hurricane protection project as well as the other revenue increases discussed previously. The increase in gross profit percentage was primarily attributable to profit earned from the increase in estimated project revenues on our hurricane protection project in southeast Louisiana.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $22.7 million, or 121.4%, to $41.4 million for the three months ended May 31, 2010, from $18.7 million for the same period in the prior fiscal year. The increase was primarily attributable to the increase in gross profit described above as well as increased other income primarily related to the favorable resolutions of a note receivable and certain disputed obligations and a gain on sale of a facility. The increase was partially offset by an increase in selling, general and administrative expenses related primarily to increased sales proposal activities.
Revenues (Year to Date)
E&I’s revenues increased $281.4 million, or 21.6%, to $1,584.5 million for the nine months ended May 31, 2010 from $1,303.1 million for the same period in the prior fiscal year. This increase was primarily attributable to our work on a hurricane protection project with the USACE in southeast Louisiana and increased activity on our MOX and Paducah consolidated joint ventures for the DOE.
Gross profit and gross profit percentage (Year to Date)
E&I’s gross profit increased $37.2 million, or 33.4%, to $148.5 million for the nine months ended May 31, 2010, from $111.3 million for the same period in the prior fiscal year. Gross profit percentage increased to 9.4% for the nine months ended May 31, 2010, from 8.5% for the same period in the prior fiscal year. The increase in gross profit was primarily attributable to increased activity on U.S. government contracts including the activity discussed above as well as a change in estimated project revenues on our hurricane protection project. The increase in gross profit percentage was primarily attributable to profit earned from the change in estimated project revenues on our hurricane protection project in southeast Louisiana, lower overhead costs as a percentage of revenue as compared to the prior year, as well as a change in estimate on a fixed price project in the Middle East completed in 2008 for which the costs were incurred and expensed in prior periods.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $37.4 million, or 59.9%, to $99.8 million for the nine months ended May 31, 2010, from $62.4 million for the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above.

E&C Segment
As anticipated, E&C continued to experience the effects of the global economic downturn resulting in lower revenues and earnings for the three months ending May 31, 2010, as compared to the record levels in the prior fiscal year. Revenues for E&C decreased from 2009 primarily due to reduced volumes of client furnished materials and reimbursable costs which are invoiced to clients without profit, as well as from reduced activity on a major international project and reduced bookings of new work. We continue to see signs of renewed client interest in the early phases of major capital investments such as studies and front-end engineering and design contracts, which precede the engineering, procurement and construction phase of major projects, but the timing and award of these projects remains uncertain. As a result, we expect E&C’s volume of business and earnings to continue to decline through the end of fiscal year 2010.
Revenues (3rd Quarter)
E&C’s revenues decreased $72.3 million, or 21.3%, to $266.7 million for the three months ended May 31, 2010, from $339.0 million for the same period in the prior fiscal year. Included in these revenues were client furnished material and pass through revenues of $75.9 million and $115.1 million for the three months ended May 31, 2010 and May 31, 2009, respectively, for which we recognize no gross profit or loss. Excluding pass through revenues, E&C’s revenue decreased from the reduced volume of engineering services and less activity on a major international project when compared to the prior fiscal year.
Gross profit and gross profit percentage (3rd Quarter)
Gross profit decreased $19.3 million, or 47.2%, to $21.6 million for the three months ended May 31, 2010, from $40.9 million for the same period in the prior fiscal year. Gross profit percentage decreased to 8.1% for the three months ended May 31, 2010 from 12.1% for the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services contracts that contributed to record performance in the prior fiscal year and the reduction in new contract awards in 2009 and 2010.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $20.3 million, or 69.5%, to $8.9 million for the three months ended May 31, 2010, from $29.2 million for the same period in the prior fiscal year, primarily as a result of the decrease in gross profit and gross profit percentage described above along with an increase in selling, general and administrative expenses related to increased business development and sales proposal activities.
Revenues (Year to Date)
E&C’s revenues decreased $98.8 million, or 10.0%, to $893.2 million for the nine months ended May 31, 2010, from $992.0 million for the same period in the prior fiscal year. Included in these revenues were client furnished material and pass through revenues of $233.1 million and $317.9 million for the nine months ended May 31, 2010 and May 31, 2009, respectively, for which we recognize no gross profit or loss. Excluding pass through revenues, E&C’s revenue decreased $14.0 million, or 2.0%, to $660.1 million for the nine months ended May 31, 2010, from $674.1 million for the same period in the prior fiscal year. The decrease in revenues was due to lower volume of engineering services contracts partially offset by increased construction related activity on a major international EPC ethylene project in the current year as compared to the same period in the prior fiscal year.
Gross profit and gross profit percentage (Year to Date)
Gross profit decreased $51.2 million, or 33.2%, to $102.8 million for the nine months ended May 31, 2010, from $154.0 million for the same period in the prior fiscal year. Gross profit percentage decreased to 11.5% for the nine months ended May 31, 2010 from 15.5% for the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was due to the lower volume of engineering services and procurement contracts in the current year compared to the same period in the prior fiscal year.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $57.5 million, or 46.3%, to $66.7 million for the nine months ended May 31, 2010, from $124.2 million for the same period in the prior fiscal year, primarily as a result of the decrease in gross profit and gross profit percentage described above along with an increase in selling, general and administrative expenses related to increased business development and sales proposal activities.

F&M Segment
Our F&M segment performed well but experienced a decline in business volume and profits for the third quarter of fiscal year 2010 due to reduced bookings of process industry and non-nuclear power related work in fiscal years 2009 and 2010. The reduced market volume of business results in lower plant utilization and increases pricing pressure in the marketplace. We expect this downturn in volume and profits to improve to the extent that the modular assembly and pipe fabrication associated with the AP1000 work increases in the fourth quarter of 2010 and into 2011.
Revenues (3rd Quarter)
Revenues decreased $51.8 million, or 28.9%, to $127.6 million for the three months ended May 31, 2010, from $179.4 million for the same period in the prior fiscal year. This decrease was due to lower volumes resulting from lower bookings across the majority of our U.S. operations as a result of global economic conditions partially offset by higher revenues in our Mexican operations.
Gross profit and gross profit percentage (3rd Quarter)
Gross profit decreased $25.9 million, or 58.5%, to $18.4 million for the three months ended May 31, 2010, from $44.3 million for the same period in the prior fiscal year. Gross profit percentage decreased to 14.4% for the three months ended May 31, 2010, from 24.7 % for the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to reduced client demand for pipe fabrication services, a more competitive pricing environment and the completion of higher margin contracts during the same period in the prior fiscal year.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $24.8 million, or 69.9%, to $10.7 million for the three months ended May 31, 2010, from $35.5 million for the same period in the prior fiscal year, primarily attributable to the decrease in gross profit and gross profit percentage described above offset by the reduction in selling, general and administrative expenses.
Revenues (Year to Date)
Revenues decreased $139.9 million, or 27.7%, to $365.4 million for the nine months ended May 31, 2010, from $505.3 million for the same period in the prior fiscal year for the reasons described above.
Gross Profit and Gross Profit Percentage (Year to Date)
Gross profit decreased $50.6 million, or 44.5%, to $63.1 million for the nine months ended May 31, 2010, from $113.7 million for the same period in the prior fiscal year. Gross profit percentage decreased to 17.3% for the nine months ended May 31, 2010, from 22.5% in the same period in the prior fiscal year, for the reasons described above.
Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $52.1 million, or 56.7%, to $39.8 million for the nine months ended May 31, 2010, from $91.9 million for the same period in the prior fiscal year, primarily attributable to the decrease in gross profit and gross profit percentage described above.
Investment in Westinghouse Segment
Westinghouse maintains its accounting records for reporting to its majority owners on a calendar quarter basis. Financial information reported by Westinghouse is available to us based upon Westinghouse’s calendar quarter periods. As a result, we record our earnings (loss) and other comprehensive income (loss) on our Investment in Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and nine months ended March 31, 2010, are reflected in our results of operations for the three and nine months ended May 31, 2010.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three and nine months ended May 31, 2010, was $24.7 million and $(57.0) million, respectively, compared to $(72.7) million and $(223.9) million, respectively, in the three and nine months ended May 31, 2009. Results for the three and nine months ended May 31, 2010 and May 31, 2009 included the following:

	Three Months Ended		Nine Months Ended
(dollars in millions)	2010	2009	2010	2009
Interest expense on JPY-denominated bonds including accretion and amortization	$(9.4)	$(39.4)	$(28.0)	$(60.2)
Foreign currency translation gains (losses) on JPY-denominated bonds, net	34.1	(33.2)	(28.9)	(163.5)
General and administrative expenses	—	(0.1)	(0.1)	(0.2)

Income (loss) before income taxes	$24.7	$(72.7)	$(57.0)	$(223.9)

Additionally, our net income (loss) for the three and nine months ended May 31, 2010 includes our share of Westinghouse’s net income of $3.9 million and $6.4 million, respectively, compared to $4.3 million and $11.3 million for the three and nine months ended May 31, 2009.
We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. Please see our disclosure under “Liquidity” below, as well as in Notes 5 and 7 in the accompanying financial statements, with respect to the circumstances in which we may be required to exercise the Put Option and to repay the Westinghouse Bonds.
Corporate Segment
Selling, general and administrative expenses (SG&A)
SG&A for the three months ended May 31, 2010 decreased $3.2 million, or 13.8%, to $20.0 million, from $23.2 million for the same period in the prior fiscal year. The decrease was due to lower professional fees and a non-income related tax expense for the same period in the prior fiscal year. The decrease was partially offset by insurance expenses in the current period. For the nine months ended May 31, 2010, SG&A decreased $4.8 million, or 7.3%, to $61.4 million from $66.2 million in the prior year. The decrease was primarily due to lower professional fees and $5.6 million of non-income related tax expense included in the results of the prior year partially offset by expenses related to insurance.
Related Party Transactions
From time to time, we perform work for related parties. See Part I, Item 1- Financial Statements, Note 14 for additional details relating to these activities.
Liquidity and Capital Resources
Liquidity
At May 31, 2010, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $1,632.1 million, an increase of $98.8 million, or 6.4%, from $1,533.3 million at August 31, 2009. Included in our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments amount was $250.1 million of cash we voluntarily used to secure letters of credit, increasing the availability under our revolving Credit Facility to $737.6 million at May 31, 2010.
We generated positive operating cash flow during the third quarter of fiscal year 2010 from all of our operating segments except for our Energy & Chemicals, Corporate and Investment in Westinghouse segments. The cash flow was generated primarily by earnings in each segment, offset by an increase in working capital. Our primary source of operating cash inflows is from collections of our accounts receivable, which are generally invoiced based upon achieving performance milestone prescribed in our contracts. Our outstanding accounts receivable and costs and estimated earnings in excess of billings are reviewed monthly and are primarily due from high quality credit clients such as regulated utilities, independent and merchant power producers, multinational oil companies and industrial corporations, government agencies and other equipment manufacturers.

We continue to invest a portion of our excess cash to support the growth of our business lines. In the third quarter of fiscal year 2010, we invested approximately $46.0 million for property and equipment, primarily for our new modular facility in Louisiana and for the purchase of heavy cranes used at large industrial construction sites. Subsequent to the close of the third quarter of fiscal year 2010, we made an investment of approximately $10.0 million to a joint venture that will construct a pipe fabrication facility in an international location.
Over the past three years, we have generated significant operating cash flow and currently have in excess of $1.6 billion of cash and short-term marketable securities. Our excess cash is generally invested in (1) money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S& P and/or Moody’s, respectively, (2) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody’s, respectively (3) publicly traded debt rated at least A/A2 or better by S&P and/or Moody’s, respectively, at the time of purchase with maturities up to two years or (4) publicly traded debt funds holding securities rated at least A/A2 or better by S&P and/or Moody’s, respectively.
At May 31, 2010, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $265.5 million used to voluntarily secure letters of credit and approximately $25.5 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue to voluntarily cash collateralize certain letters of credit in fiscal 2010 and fiscal 2011 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.
In March 2010 and November 2009, we made voluntary cash contributions to an underfunded pension plan in the United Kingdom totaling £8.0 million (approximately $11.4 million) and £5.0 million (approximately $8.3 million), respectively.
Approximately $170.0 million, or 10%, of our cash and cash equivalents, short-term investments and restricted cash and short-term investments at May 31, 2010 was held by our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.
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
Our strong cash position, combined with the global economic slowdown, has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we have begun to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. If successful, this strategy will provide price and schedule certainty but requires that we expend our cash earlier than originally required under the contracts. At May 31, 2010, we have expended approximately $27.8 million under the early procurement program for fiscal 2010 and are currently evaluating early procurement opportunities up to $105.0 million for fiscal year 2011. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful. In addition, while we currently intend to pursue procurements of this magnitude over the remainder of fiscal 2010 and into fiscal 2011, our ability to complete such purchases is subject to our ability to execute definitive purchase contracts as well as our ability to terminate this strategy should we identify other opportunities or needs that we determine are in our best interests to pursue.
Credit Facility
Many of our clients require that we issue letters of credit or surety bonds for work we perform. Our growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds and/or our ability to obtain more favorable terms from our clients reducing letter of credit and surety requirements on new work. Our need for letter of credit capacity may increase as we seek additional nuclear construction projects. Increases in outstanding performance letters of credit issued under our Facility reduce the available borrowing capacity under our Facility.

On September 24, 2009, we entered into the Restated Agreement with a group of lenders that provides new and extended lender commitments of up to $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. The Restated Agreement included new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitments. Accordingly, the Restated Agreement contemplates three groups of lenders, the “2010 Lenders,” the “2011 Lenders” and the “2012 Lenders,” with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. On April 25, 2010, the commitments of the 2010 Lenders expired, reducing total lender commitments to $1,095.0 million. Current commitments available under The Restated Agreement expire as follows:

Commitment Expiration	(dollars in millions)
Total Commitments as of May 31, 2010	$1,095.0
Commitments expiring April 25, 2011	(95.0)

Commitments April 25, 2011 through October 25, 2012	$1,000.0

The Restated Agreement allows us to seek new or increased lender commitments under this Facility subject to the consent of the Administrative Agent and, in some instances, those lenders who issue letters of credit under the Facility on our behalf and/or seek other supplemental credit facilities on a pari passu basis with the Facility, of up to an aggregate of $400.0 million. Additionally, we may pledge up to $300.0 million of our unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that we have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The borrowing base restrictions that were set forth in the original credit agreement are not included in the Restated Agreement. The Restated Agreement contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by us.
The Restated Agreement contains customary financial covenants and other restrictions. The covenants set forth in the Restated Credit Agreement generally conform to the covenants set forth in the original credit agreement, except that the Restated Credit Agreement, among other things (1) replaces the consolidated fixed charge coverage ratio covenant of the original credit agreement with a debt service coverage ratio covenant, and (2) increases certain maximum allowable amounts and certain threshold triggers and adds certain additional exceptions with respect to the dividend, investment, indebtedness, lien, asset sale, letter of credit, acquisition, lease and additional collateral covenants, thus providing the company with greater financial flexibility in business decisions and strategies. The Restated Credit Agreement contains defaulting lender provisions.
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
The Restated Agreement is secured by, among other things: (1) a first priority security interest in all of the Company’s tangible and intangible assets (including, without limitation, equipment, real estate and intellectual property) and a pledge of all of the capital stock of the Company’s material domestic subsidiaries; (2) guarantees by the Company’s material domestic subsidiaries; and (3) a pledge of 66% of the capital stock of certain of the Company’s foreign subsidiaries. The Restated Agreement permits the release of such liens if (a) the Company obtains a corporate credit rating of at least BBB- from S&P and Baa3 from Moody’s, (b) all liens securing any supplemental credit facilities are released, and (c) other conditions specified in the Restated Agreement are satisfied.
During the third quarter of fiscal 2010, no borrowings were made under the credit facility; however, we had outstanding letters of credit of approximately $357.4 million as of May 31, 2010, and those letters of credit reduce what is otherwise available for borrowing under our Facility.
At May 31, 2010, we were in compliance with the covenants contained in our Restated Agreement.
See Note 7 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility’s financial covenants and matters related to our compliance with those covenants during the third quarter of fiscal 2010.

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
Off Balance Sheet Arrangements
On a limited basis, performance assurances are extended to clients in the form of letters of credit, surety bonds and/or parent company guarantees that guarantee certain performance obligation of a project. If performance assurances are extended to clients, generally our maximum potential exposure is limited in the contract with our clients. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. As a result, the total costs of the project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for that project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.
Commercial Commitments
Our lenders issue letters of credit on our behalf to clients and sureties and to secure other financial obligations in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit.
We also have performance letters of credit that are cash collateralized. For additional information on our cash collateralized letters of credit, see Part I, Item 1. — Financial Statements, Note 3.
At May 31, 2010, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

		Less Than
Commercial Commitments (1)	Total	1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$659.8	$594.3	$65.5	$—	$—
Surety bonds	658.5	618.3	24.2	16.0	—

Total Commercial Commitments	$1,318.3	$1,212.6	$89.7	$16.0	$—

(1)	Commercial Commitments above exclude any letters of credit or surety bonding obligations associated with outstanding bids or proposals or other work not awarded prior to June 1, 2010.
Of the amount of outstanding letters of credit at May 31, 2010, $475.8 million were issued to clients in connection with contracts (performance letters of credit). Of the $475.8 million, five clients held $308.5 million, or 64.8%, of the outstanding letters of credit. The largest amount of letters of credit issued to a single client on a single project was $117.5 million.
At May 31, 2010 and August 31, 2009, we had total surety bonds of $658.5 million and $729.7 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at May 31, 2010 and August 31, 2009 was $154.4 million and $282.1 million, respectively.
Fees related to these commercial commitments were $3.6 million and $11.8 million, for the three and nine months ended May 31, 2010, respectively, compared to $3.8 million and $11.2 million for the three and nine months ended May 31, 2009, respectively.
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
Backlog of Unfilled Orders
General. Our backlog represents management’s estimate of the amount of awards that we expect to result in future revenues. Backlog is based on legally binding agreements for projects that management believes are probable to proceed. Awards are evaluated by our management on a project-by-project basis and are reported for each period shown based upon the underlying contract or commitment plus management’s assessment of the likelihood of the project proceeding.
New bookings and ultimately the amount of backlog of unfilled orders is largely a reflection of broad global economic trends. The volume and timing of executing the work in our backlog is important to us in anticipating our operational needs. Backlog is not a measure defined in GAAP, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.
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
E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of funded and unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization of an award has been provided for only the initial year of a multi-year project or an indefinite delivery, indefinite quantity contract is awarded with terms defining possible future task order awards within the scope of the contract). Because of appropriation limitations in the U.S. government budget processes, firm funding is usually made for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications of future values provided by our clients, our estimates of the work required to complete the contract, our experience with similar awards and similar clients and our knowledge and expectations relating to the given award. Generally, the unfunded component of new contract awards is added to backlog at 75% of our contract value. The programs are monitored, estimates are reviewed periodically and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values, which differs from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.

Maintenance Segment. We define our backlog in the Maintenance segment to include projects that are based on legally binding contracts from our clients and our pro rata share of consolidated joint venture entities. These commitments typically take the form of a written contract or a specific project purchase order and can cover periods ranging from three to five years. Many of these contracts cover reimbursable work to be designated and executed over the term of the agreement. Accordingly, certain of the backlog amounts are based on the underlying contracts/purchase orders, our clients’ historic maintenance requirements or our future cost estimates based on the client’s indications of future plant outages. Our Maintenance segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.
F&M Segment. We define our backlog in the F&M segment to include projects for which we have received a legally binding commitment from our clients. These commitments typically take the form of a written contract for a specific project, a purchase order or a specific indication of the amount of time or material we need to make available for clients’ anticipated projects under alliance type agreements. A significant amount of our F&M segment’s backlog results from inter-company awards received from our Fossil, Renewables & Nuclear, E&I and E&C segments. In such cases, we include the value of the subcontracted work in our F&M segment’s backlog and exclude it from the corresponding affiliate segment.
At May 31, 2010 and August 31, 2009, our backlog was as follows:

	May 31, 2010		August 31, 2009
By Segment	(In Millions)%		(In Millions)%

Fossil, Renewables & Nuclear	$11,742.3	58	$12,795.1	56
Maintenance	1,546.6	7	1,808.1	8
E&I	4,976.9	25	5,439.0	24
E&C	771.9	4	1,298.6	6
F&M	1,269.3	6	1,374.8	6

Total backlog	$20,307.0	100%	$22,715.6	100%

	May 31, 2010		August 31, 2009
By Industry	(In Millions)%		(In Millions)%
E&I	$4,976.9	25	$5,439.0	24
Power Generation	14,187.2	70	15,478.1	68
Chemical	1,044.9	5	1,761.1	7
Other	98.0	—	37.4	1

Total backlog	$20,307.0	100%	$22,715.6	100%

	May 31, 2010		August 31, 2009
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$19,158.9	94	$20,978.2	92
International	1,148.1	6	1,737.4	8

Total backlog	$20,307.0	100%	$22,715.6	100%

The decrease in backlog as compared to August 31, 2009 was driven primarily by reduced bookings during the first three quarters of fiscal year 2010. Bookings during the first three quarters of fiscal year 2010 were led by E&I, which continues to benefit from awards from U.S. government entities.
Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded and work is progressing but for which certain client authorizations had not been received at May 31, 2010.
During the fiscal quarter ended May 31, 2009, we received notice from our client of a significant delay in the construction schedule for the aforementioned two new AP1000 nuclear reactors to be located in Florida relating to early construction activities. Our client advised us that these activities would not be performed for these units until the COL is issued by the Nuclear Regulatory Commission for the plant, which we understand is expected to occur in late 2012. As a result, the first reactor is now expected to enter service in 2021, with the second 18 months later. In the interim, we continue to perform limited engineering and support services and have not removed or altered the corresponding contract value from our backlog as our contract with this client remains in effect. The amount of revenues and contract profit expected to be generated from this project during fiscal years 2010 and 2011 are likely to be immaterial when considered in relation to our consolidated operations. We expect to recover any future adverse cost impacts associated with the current schedule delay. If our client were to cancel the project, we would be entitled to retain all proceeds collected to date, collect any receivables that may be outstanding at that time and be entitled to invoice additional amounts as prescribed under our contract.

Recently Adopted Accounting Standards
For a discussion of recently adopted accounting standards, refer to Note 1 — General Information of our consolidated financial statements in Part I, Item 1. — Financial Statements.
Recent Accounting Standards
For a discussion of recent accounting standards and the effect they could have on our financial statements, refer to Note 1 — General Information of our consolidated financial statements in Part I, Item 1. — Financial Statements.
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
ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at May 31, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 1A. — RISK FACTORS
There have been no material changes to the Risk Factors disclosures included in our Annual Report on Form 10-K for the year ended August 31, 2009, as updated in our Quarterly Report on Form 10-Q for the period ended February 28, 2010.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. — DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. — (REMOVED AND RESERVED)
ITEM 5. — OTHER INFORMATION
Effective as of July 7, 2010, we amended J.M. Bernhard, Jr.’s employment agreement, removing the cost restriction on the time Mr. Bernhard will be permitted to use our aircraft following his termination (as defined in his Amended and Restated Employment Agreement dated December 31, 2008). Mr. Bernhard is our Chairman, Chief Executive Officer and President. His employment agreement allows him to use Company aircraft up to 150 hours annually for ten years following his termination. The amendment did not increase the annual hours permitted.
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

*10.1	The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period February 28, 2009	1-12227	10.8

*10.2	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.66

*10.3	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.67

*10.4	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.68

*10.5	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.69

*10.6	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. on Quarterly Report on Form 10-Q for the period November 30, 2009	1-12227	10.70

*10.7	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on June 12, 2001	333-62856	4.6

*10.8	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.9	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5

*10.10	Written description of the Company’s compensation policies and programs for non-employee directors	The Shaw Group Inc. Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227	(Contained at pages 12 to 15 in the 2009 Proxy Statement)

*10.11	Flexible Perquisites Program for certain executive officers	The Shaw Group Inc. Current Report on Form 8-K filed on November 1, 2004	1-12227	(Description contained under Item 1.01 of the referenced Form 8-K)

*10.12	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2009	The Shaw Group Inc. Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 17, 2009	1-12227	(Contained at pages 23 to 64 in the 2010 Proxy Statement)

*10.13	Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and J.M. Bernhard, Jr.	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009	1-12227	10.1

*10.14	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	The Shaw Group Inc. Current Report on Form 8-K filed on December 24, 2008	1-12227	10.1

*10.15	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34

*10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	The Shaw Group Inc. Current Report on Form 8-K filed on January 7, 2009	1-12227	10.2

*10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.13

*10.18	Amended and Restated Employment Agreement dated as of March 23, 2009 by and between the Company and Frederick W. Buckman	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended May 31, 2009	1-12227	10.20

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

*10.19	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	The Shaw Group Inc. Current Report on Form 8-K filed December 24, 2003	1-12227	99.1

*10.20	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	The Shaw Group Inc. Current Report on Form 8-K filed on January 12, 2005	1-12227	10.1

*10.21	Letter Agreement between the Company and David L. Chapman, Sr. dated as of March 12, 2008	The Shaw Group Inc. Current Report on Form 8-K filed on March 17, 2008	1-12227	10.1

*10.22	Offer Letter dated as of August 31, 2007, by and between the Company and Michael J. Kershaw	The Shaw Group Inc. Current Report on Form 8-K filed on December 21, 2007	1-12227	10.1

*10.23	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.16

*10.24	Amended and Restated Employment Agreement dated as of December 17, 2009 by and between the Company and John Donofrio	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended November 30, 2009	1-12227	10.65

*10.25	The Shaw Group Inc. 401(k) Plan	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6

*10.26	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	The Shaw Group Inc. Registration Statement on Form S-8 filed on May 4, 2004	333-115155	4.6

*10.27	The Shaw Group Deferred Compensation Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.10

*10.28	The Shaw Group Deferred Compensation Plan Form of Adoption	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2009	1-12227	10.11

*10.29	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6

10.30	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on July 28, 2000	1-12227	2.1

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.31	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.1

10.32	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.2

10.33	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	The Shaw Group Inc. Current Report on Form 8-K filed on May 16, 2002	1-12227	2.3

10.34	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.2

10.35	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.3

10.36	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.4

10.37	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.5

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

10.38	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.6

10.39	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.7

10.40	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.8

10.41	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.9

10.42	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.10

10.43	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.11

10.44	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	10.12

10.45	Amended and Restated Credit Agreement, dated as of September 24, 2009, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents lenders signatory thereto.	The Shaw Group Inc. Current Report on Form 8-K filed on September 25, 2009	1-12227	10.1

*10.46	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2010	1-12227	10.46

*10.47	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	The Shaw Group Inc. Quarterly Report on Form 10-Q for the quarter ended February 28, 2010	1-12227	10.47

†*10.48	Amendment to the Amended and Restated Employment Agreement dated December 31, 2008, by and between the Company and J.M. Bernhard, Jr.		1-12227

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

			SEC File or	Exhibit
Exhibit		Report or Registration	Registration	or Other
Number	Document Description	Statement	Number	Reference

†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.
Dated: July 12, 2010	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)