Form 10-K
period 2010-08-31
SHAW GROUP INC
filed 2010-10-28
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2.4 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange (NYSE) on February 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter). Common stock held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at October 25, 2010 was 84,962,059.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the SEC) within 120 days of August 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (Form 10-K).

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

General

The Shaw Group Inc. (Shaw, we, us, and our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, independent and merchant power producers, and government agencies. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Through our investment in the Westinghouse Group, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000TM nuclear power technology units to be built in the United States (U.S.) and other locations (AP1000 is a trademark of Westinghouse Electric Co., LLC.). Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies provide an advantage and will help us to compete on a longer term basis with lower cost competitors from developing countries that are likely to emerge.

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

Our stock trades on the NYSE under the ticker symbol “SHAW.” Prior to August 21, 2009, our stock traded on NYSE under the ticker symbol “SGR.” We are a Louisiana corporation with our executive offices located at 4171 Essen Lane, Baton Rouge, Louisiana 70809, and our telephone number is (225) 932-2500.

History

In 1987, J. M. Bernhard, Jr., our Chairman, President and Chief Executive Officer, and two colleagues, founded Shaw as a pipe fabrication shop in Baton Rouge, Louisiana. Since then we have significantly expanded our expertise and breadth of services through organic growth and strategic acquisitions.

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

Our May 2002 acquisition of select assets of the IT Group, Inc. (IT Group) significantly expanded our position in the environmental remediation and infrastructure markets, particularly in the U.S. government services sector. The acquisition further diversified our clientele and contract mix and provided new opportunities to cross-sell services, such as environmental remediation services, to our existing EPC clients.

In October 2006, we acquired a 20% interest in two companies (our Investment in Westinghouse) who, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). Westinghouse provides advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. We believe our Investment in Westinghouse uniquely positions us in the domestic and international nuclear electric power industries through the commercial relationship agreement with Toshiba (Westinghouse CRA), which provides us certain exclusive opportunities to bid on projects for which we would perform EPC services for future projects using Westinghouse’s nuclear AP1000 technology. For an explanation of this investment, see Part I, Item 1 — Business — Investment in Westinghouse Segment, below.

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

Our segments strive to support and complement each other, enabling Shaw to rely on internal resources for much of our work. As of this publication, two of our segments have been renamed to accurately reflect their service offerings, including Power, formerly the Fossil, Renewables & Nuclear Segment, and Plant Services, formerly the Maintenance Segment.

Currently, we are organized under the following seven reportable segments:

•	Power (formerly known as Fossil, Renewables & Nuclear),

•	Plant Services (formerly known as Maintenance),

•	Environmental & Infrastructure (E&I),

•	Energy & Chemicals (E&C),

•	Fabrication & Manufacturing (F&M),

•	Investment in Westinghouse, and

•	Corporate

For detailed financial information and geographical sales information regarding each segment, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 — Business Segments included in our consolidated financial statements beginning on page F-2. In addition, see Item 1A — Risk Factors for a discussion of the risks related to our foreign operations.

Power Segment

Our Power segment provides a range of services, including design, engineering, construction, procurement, technology and consulting services, primarily to the fossil and nuclear power generation industries.

Nuclear Power Generation.  Approximately 20% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services to meet the demands of this growing sector, including engineering, design, procurement, construction and project management that support the domestic and international nuclear power industry. We have been awarded a technical services contract for four AP1000 nuclear power units at two sites and an initial contract to provide technical services for additional AP1000 nuclear power plants at a third site in the People’s Republic of China (China). We have been awarded three EPC contracts to build a total of six AP1000 units at three U.S. project sites — two nuclear power units each for Georgia Power, South Carolina Electric & Gas and Progress Energy. Advancement on the China AP1000 nuclear projects continues with the completion of significant construction milestones, including the placement of first nuclear concrete at all four units. Several structural modules have been set, including the Containment Vessel (CV) Bottom Head at three of the four units and the CV 2nd Ring at two units. At our domestic sites, commercial operation is expected between 2016 and 2019 for four AP1000 nuclear units, two each at the Vogtle Electric Generating Plant in Georgia and the V.C. Summer Nuclear Station in South Carolina.

Nuclear Services.  In addition to the contracts we have been awarded in the area of new plant construction, we are recognized in the power industry for improving the efficiency, capacity output and reliability of existing nuclear plants through uprate projects. These carbon-neutral uprate projects represent a competitive cost alternative to new plant construction and are expected to be an important component in the expansion of domestic power generation and our Power segment. In May 2010, we announced the award of an extended power uprate (EPU) contract for Entergy’s Grand Gulf Nuclear Station.

Gas-Fired Generation.  Approximately 22% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their options. In many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but tend to have comparatively higher and more volatile operating costs. In addition, gas-fired generation has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought online quickly to smooth the inherently variable generation of alternative energy sources. We expect power producers to increase capital spending on gas-fired power plants to take advantage of recent lower natural gas prices, which could remain low for some time because of potential gas field development projects in the U.S., as well as potential liquefied natural gas (LNG) imports. Although the effect of current economic conditions on the timing or financing of such projects is unclear, we expect that gas-fired power plants will continue to be an important component in the development of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area.

Clean Coal-Fired Generation.  Approximately 46% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital intensive to build, it generally has relatively lower operating costs compared to other fossil fuels , and the U.S. has significant coal reserves. However, uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, has caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe that coal will continue to be a major component of future U.S. energy generation, and we intend to continue positioning our resources to capture a significant share of any new build, retrofit or expansion projects.

Air Quality Control (AQC).  Our AQC business includes domestic and international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture systems, and selective catalytic reduction (SCR) processes for fossil fueled power plants. AQC activity is heavily dependent on federal and state regulation of air pollution. Although activity has declined in recent years, we are closely following air regulations that are being developed by the Environmental Protection Agency (EPA). We anticipate that these new regulations may drive a rebound in AQC activity.

The Clean Air Transport Rule (“Transport Rule”) is being developed by EPA as a replacement for the Clean Air Interstate Rule (CAIR) that was vacated by the D.C. Circuit Court of Appeals in July 2008. The Transport Rule is designed to lower sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. It was issued in proposed form in July 2010, and the final rule is expected by mid 2011. The MACT Rule (maximum achievable control technology) is being developed by EPA to address mercury and other hazardous air pollutants (HAPs). The MACT Rule is expected to be issued in proposed form by early 2011 with a final rule by November 2011. Regulation of greenhouse gases (GHGs) by EPA under the Clean Air Act is scheduled to begin during 2011. This regulation will require application of best available control technologies (BACT). EPA is in the process of developing these BACT rules.

Owners of fossil fueled power plants are studying the available guidance on these proposed rules and developing compliance strategies. We anticipate opportunities for retrofit of the various air pollution control technologies to arise as these plans are finalized.

Plant Services Segment

Our Plant Services segment is a market leader, providing a full range of integrated asset life-cycle capabilities that complement our power and process industrial EPC services. We provide clients with refueling outage maintenance, turnaround maintenance, routine maintenance, modifications, capital construction, off-site modularization, offshore fabrication, reliability engineering, plant engineering, plant support and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial facilities, as well as offer predictive and preventative maintenance. The services provided by our Plant Services segment are provided at client work sites primarily in North America.

Nuclear Plant Maintenance and Modifications.  There are currently 104 operating nuclear reactors in the U.S., each requiring engineering, maintenance and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates and performance improvements. We provide systemwide maintenance and modification services to 36 of the 104 operating domestic nuclear reactors, including the country’s two largest nuclear fleets.

We provide a continuum of support and planning between refueling outages, maintaining an experienced core team of professionals. We concentrate on complicated, noncommodity projects in which our historical expertise and project management skills add value. We can further expand supplemental nuclear plant modifications for existing clients and are capable of providing services to international clients operating nuclear plants.

Fossil Plant Maintenance and Modifications.  In addition to nuclear plant maintenance, we provide or offer services to fossil generating facilities including coal and natural gas plants. Our nuclear maintenance expertise and construction planning and execution skills provide the basis for expansion of services into this area.

Process and Industrial Maintenance and Modifications.  We have a continuous presence at several U.S. field locations serving alternative energy, petrochemical, specialty chemical, oil and gas, manufacturing and refining industries. We offer comprehensive services to clients in combinations that increase capacity, reduce expenditures and optimize costs to enable the highest return on production within their facilities.

Capital Construction.  Our capital construction experts bring decades of experience to serve clients in chemical, petrochemical, refining and power industries throughout the U.S. Our construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation services, mechanical and piping system erection and modular construction. We also successfully mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes in the Gulf Coast region.

Environmental & Infrastructure (E&I) Segment

As a leader in engineering, design, environmental remediation and construction, our E&I segment provides program and construction management, remediation and restoration, logistics support, operations and maintenance, emergency response and recovery, laboratory services and energy efficiency services to commercial and U.S. federal, state and local government clients. With staff throughout the U.S. and abroad, we provide full-service solutions to clients facing complex environmental and infrastructure challenges with quality and safety in mind.

Program Management.  We manage large federal, state and local government programs, including capital improvement, emergency response and disaster recovery, and energy efficiency programs, as well as private-sector commercial programs. We provide planning, program management, operations management and technical services for clients such as the Federal Emergency Management Agency (FEMA) and for programs such as the State of Louisiana’s Energy Program, Energy Efficiency and Conservation Block Program and the Hazard Mitigation Grant and Community Development Block Grant Programs administered by the Office of Community Development. We staff projects with experienced professionals and provide clients with a single point of accountability. Our integrated business teams provide expertise and consistency throughout each program.

Design-Build.  We use our proficiencies in engineering, design, procurement, operations, construction and construction management for all design-build phases of large infrastructure projects. Our hurricane protection project in New Orleans, Louisiana, is the largest design-build civil works project ever undertaken by the U.S. Army Corps of Engineers (USACE). Also, the U.S. DOE contracted Shaw, through our joint venture Shaw AREVA MOX Services, LLC, to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, South Carolina, a first-of-its-kind facility in the U.S. to process weapons-grade plutonium into fuel for nuclear power generating plants. Additionally, Shaw provides a range of cost-effective green building solutions, including those that meet requirements for Leadership in Energy and Environmental Design (LEED) certified structures for the federal government, to help our clients achieve their sustainability goals and improve their earnings.

Environmental Remediation.  As a leading service provider in environmental remediation, our E&I segment provides a full range of engineering, design, construction and scientific services to a variety of clients, including those in the chemical, energy, real estate, manufacturing and transportation fields. We execute complex remediation and restoration projects for the U.S. government at military bases with unexploded ordnance exposure and residual fuel and chemical contamination, as well as at former nuclear weapons production and atomic testing sites. We also remediate a variety of sites such as the USACE’s Formerly Utilized Sites Remedial Action Program (FUSRAP) Superfund site in Maywood, New Jersey. Our technological capabilities such as laboratory assessments, field testing and analytic evaluation support a wide range of client needs, including but not limited to groundwater modeling, contaminant transport and soil washing. Additionally, we have the largest production capacity of microbial cultures in the industry, allowing for the biological remediation of contaminated groundwater and the sale of cultures to licensees.

Emergency Response & Recovery.  We provide emergency response, relief and recovery services for clients and communities around the world. Our specialized resources and equipment, including real-time professional staffing deployments, nationwide locations and technological capabilities enable quick response to adverse environmental, health, safety and economic impacts resulting from natural disasters, industrial accidents or acts of terrorism. We have responded to numerous emergencies, including hurricanes Katrina, Ike and Gustav, the earthquake in Haiti and, most recently, the Deepwater Horizon oil spill in the Gulf of Mexico.

Coastal, Maritime and Natural Resource Engineering and Restoration.  We provide engineering and design services, including port and waterway navigation feasibility and development, sediment management, coastal engineering, environmental services, levee development, barrier island and shoreline protection and restoration, and marine security. We also perform wetlands construction, mitigation and restoration. Many of our projects are generated by the Coastal Wetlands Planning Protection and Restoration Act, which provides federal funds to restore and conserve coastal wetlands and barrier islands. In response to the Deepwater Horizon oil spill, we are providing the State of Louisiana with project management and construction services.

General Infrastructure and Transportation.  We provide construction management and program management for infrastructure projects related to transportation, water and wastewater systems. We also offer a full range of technical and management services to design, plan, engineer, construct, renovate, operate and maintain highways, railways, transit systems, waterways and airports. We provide airport-related services for runways, taxiways, aprons, terminals and concourses. Bridge and roadwork, transit and highway tunnels, parking structures and vehicle maintenance facilities also are included in our scope of services. U.S. municipal agencies such as the New York City Department of Environmental Protection and the San Francisco Public Utilities Commission have engaged us for major water infrastructure needs, which include water system improvements and wastewater services such as planning, collection and treatment, as well as plant construction.

Other Federal Services.  We offer program management, operations, engineering, design, construction, consulting and technology-based solutions to help U.S. government clients including the DOE, USACE, Department of Defense (DoD), EPA, Federal Transit Administration (FTA) and FEMA manage large facilities and programs. Our core services include environmental remediation and restoration, regulatory compliance, facilities management and operations and emergency response services. Environmental restoration activities support client compliance with government requirements such as those prescribed in the Comprehensive Environmental Response Compensation and Liability Act, also known as the Superfund law, and the Resource Conservation and Recovery Act. Additionally, we support our clients’ efforts to comply with the Clean Water Act, Clean Air Act and Toxic Substances Control Act. We are a significant service provider for U.S. government operations at the EPA Test and Evaluation Facility and other National Risk Management Research Laboratory facilities and are a premier provider of full-service environmental, engineering, design, project management, procurement and construction services to upgrade, repair, construct or deactivate fuel systems for both government and commercial clients.

Energy & Chemicals (E&C) Segment

Our E&C segment provides a full range of project services to the oil and gas, refining, petrochemical and upstream industries globally. Our services include consulting, technology licensing, project management, engineering, procurement, construction, commissioning and startup. We are differentiated by our process technologies, many of which are proprietary, and our ability to develop, commercialize and integrate new technologies. We also are differentiated by our ability to perform projects that range from small consulting studies to large EPC projects. From our main offices in Houston, Texas; Baton Rouge, Louisiana; Cambridge, Massachusetts; Toronto, Canada; Mumbai, India and Milton Keynes, England, we concentrate on five major industry areas: consulting, ethylene, chemicals/petrochemicals, refining and upstream.

Although the current global economic climate has adversely impacted the E&C segment’s business prospects, we anticipate that, as the economy recovers, expenditures by our major oil and gas and petrochemical clients will revert to prior levels.

Consulting.  Our consulting business provides independent commercial, financial and technical management advice. We support operating companies, the financial sector, developers, utilities and governments with projects in the power, hydrocarbon processing, water and related industries. Our expertise is valued by clients seeking to design and construct new facilities. Companies with existing assets seek our advice to enhance facilities or to support a range of asset transactions. While the global economic downturn has slowed the pace of new consulting engagements, we expect activity to commensurate with any economic recovery.

Ethylene.  The manufacture of ethylene is one of Shaw’s core proprietary technologies. Produced by the steam cracking of hydrocarbon feedstocks, ethylene and its other olefin co-products, propylene and butadiene, are key building blocks for other petrochemicals and polymers. We provide a range of project services to support this technology, from conceptual studies through detailed design and EPC. Since we built our first ethylene plant in 1941, we have designed and/or built more than 120 grassroots units, which provide a significant portion of the world’s ethylene supply. A key component of our ethylene technology is our advanced furnace technology, which is based on more than 40 years of research, design and operating experience. Since 1996, Shaw has licensed more than 170 furnaces. All were installed in grassroots or revamp projects that, together, produce more than 17 million metric tons of ethylene per year.

This year we achieved full commercial operation of a 1.3 million metric ton grassroots ethylene plant in Saudi Arabia. The plant was based on our proprietary ethylene technology and included eight furnaces. During fiscal year 2010, we also marked progress on a 1.0 million metric ton olefins recovery facility with a 220 megawatt power cogeneration unit in Singapore, where we are providing proprietary technology and EPC services.

The large amount of ethylene on the market, coupled with the economic slowdown, has contributed to reduced ethylene demand and delays of new awards. However, there are exceptions, such as the Middle East, where projects are more likely to proceed because of the availability of low-cost feedstock, and China, India and Latin America, where ethylene markets seem to be affected less by the economic slowdown. In North America, we believe that low natural gas prices will make ethylene production more competitive. We also believe that as owners seek to increase propylene production and maximize overall productivity, there will be greater opportunities to revamp existing facilities during the next several years.

Petrochemicals.  We are a leading provider of proprietary technology, engineering, procurement, construction, commissioning, startup, operations and maintenance services to petrochemical complexes worldwide. Our portfolio, which includes technologies with alliance partners, offers polyethylene and acrylonitrile butadiene styrene polymer (ABS). We also provide integration expertise and other services for manufacturing plants that make solar-grade polysilicon, with one major project under way. Through our Badger Licensing LLC joint venture, we offer ethylbenzene, styrene monomer, cumene and bisphenol A (BPA). Badger also recently added a new technology, BenzOUTtm, which reduces benzene in gasoline to meet current and future environmental regulations.

While there has been significant production growth in commodity petrochemicals such as polyethylene, polypropylene and ethylene oxide/glycol during the past several years, mostly in the Middle East and China, the economic downturn has impacted demand and delayed plans for new facilities. As the economy recovers, we believe we will see growth in regions such as India and Latin America, where new integrated complexes are being planned, and the Middle East and Asia, where plans are under way to expand production of commodity petrochemicals.

Oil Refining.  We provide technology, engineering, procurement, construction and startup and commissioning services for projects ranging from grassroots designs to revamps of existing units. Services include technology licensing, front-end studies, front-end engineering and design (FEED), licensor integration, project management consultancy (PMC), detailed engineering, EPC, startup and commissioning.

Shaw’s Fluid Catalytic Cracking (FCC) technology, jointly licensed with an international partner, remains a key technology, stemming from its flexibility to handle a variety of feedstocks and its ability to significantly increase the production of gasoline and polymer-grade propylene. Whether applied in a grassroots unit or a revamp, our FCC technology can process low-quality feedstocks and add value by improving product yields, quality and energy efficiency. We have completed more than 48 grassroots licensed FCC units and many revamps that include modifications to our competitors’ technology designs. We also offer enhanced high severity cracking technologies, including Deep Catalytic Cracking (DCC) and Catalytic Pyrolysis Process (CPP), which maximize the production of propylene and ethylene.

Though the refining sector has slowed, we expect growth in Brazil, which is expanding its capacity to process domestic heavy crude oil; China, India and Iraq, where new refineries are expected to address domestic demand; and other parts of the Middle East, which we believe could transform into a major refining and petrochemical product exporting hub. In addition, reconfiguration of U.S. and European refineries to produce cleaner fuels and meet environmental standards may create new opportunities for us.

Upstream.  Our oil and gas capabilities include conceptual design, feasibility studies, technology development, FEED, detailed engineering and EPC. Project experience includes oil and gas facilities, gas transmission and storage, gas processing and synthesis gas (syngas).

Our Upstream business has been successful in winning PMC work and new contracts in the offshore sector. Upstream also has been successful in winning contracts in the alternate energy/clean technology sector, which have the potential to establish our long-term competitive position in clean technologies. Syngas production and carbon capture and storage (CCS) are a major part of our growth plans. We believe the demand for our services will grow with rising demand for clean energy.

Fabrication & Manufacturing (F&M) Segment

We believe our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for this segment’s products typically is driven by capital projects in the electric power, chemical and refinery industries. We seek to minimize the net working capital requirements of our F&M segment by contemporaneously invoicing clients when we purchase materials for our pipe, steel, and modular fabrication contracts. Our invoices generally do not include extended payment terms nor do we offer significant rights of return. These contracts typically represent the majority of the business volume of our F&M Segment

We support both external clients and other Shaw business segments. For example, F&M provides pipe and structural steel fabrication for the E&I’s DOE work, several power projects and a large project for our E&C segment. F&M’s newest facility assembles modules for the construction of nuclear power plants and offshore oil and gas projects.

Pipe Fabrication.  We fabricate fully integrated piping systems for heavy industrial clients around the world. We believe our expertise and proven capabilities in furnishing complete piping systems on a global scale has positioned us among the largest suppliers of fabricated piping systems for power generation facilities in the U.S. and worldwide. Piping systems are normally on the critical path schedule for heavy industrial plants that process large quantities of fluids or gases. Large piping systems account for significant components within power generation, chemical and other processing facilities.

We fabricate complex piping systems using carbon steel, stainless, nickel, titanium, aluminum, and chrome moly pipe. We fabricate the pipe by cutting it to specified lengths; welding fittings, flanges or other components on the pipe; and/or bending the pipe to precise client specifications using our unique pipe-bending technology. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated and efficient pipe-bending technology of its kind. Using this technology, we bend carbon steel and alloy pipe for industrial, commercial and architectural applications. Delivering to a project sites pipe that has been pre-bent to client specifications can provide significant savings in labor, time and material costs as compared to field fabrication. Bent pipe also provides greater strength than welded pipes and fittings.

Additionally, we implemented a robotics welding program that we believe results in increased productivity and quality. By using robotics, as well as automated and semi-automated welding processes and production technology, we are able to provide a complete range of pipe fabrication services.

We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela, as well as through a joint venture in Bahrain. Our South Carolina facility is certified to fabricate pipe for nuclear energy plants and maintains nuclear pipe American Society of Mechanical Engineers certification. Additionally, we are constructing another pipe fabrication facility — Shaw Emirates Pipe Manufacturing LLC — in the Industrial City of Abu Dhabi in the United Arab Emirates.

Through structural steel fabrication, we produce custom fabricated steel components and structures used in the architectural and industrial fields. These steel fabrications are used for supporting piping and equipment in buildings, chemical plants, refineries and power generation facilities. Our fabrication lines utilize standard mill-produced steel shapes that are cut, drilled, punched and welded into the specifications requested by our clients. We have structural steel fabrication operations in Louisiana and Mexico, offering the latest advanced and efficient technology for structural steel fabrication.

Manufacturing and Distribution.  We operate pipe fitting manufacturing facilities in Louisiana and New Jersey. Products from these facilities ultimately are sold to third-party operating plants and engineering and construction firms, as well as other business segments within our company. We maintain an inventory of pipe and pipe fittings, enabling us to realize greater efficiencies in the purchase of raw materials, overall lead times and costs.

We operate distribution centers in Louisiana, Texas, Georgia, New Jersey and Oklahoma to distribute our products and products manufactured by third parties.

Module Fabrication and Assembly.  We began operations of our module fabrication and assembly facility in Lake Charles, Louisiana, in May 2010. This facility is believed to be the first of its kind in the U.S. It will build modules for the construction of nuclear power plants and will have capabilities to build modules for petrochemical and chemical plants around the world. The module facility uses our industry-leading technologies and our proprietary operations management systems. We have received orders for the first nuclear reactors to be built in the U.S. in more than 30 years, all of which will use AP1000 modular technology. The modules used in these nuclear power plants will be fabricated in our Lake Charles, Louisiana facility.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes our 20% equity interest (Westinghouse Equity) in Westinghouse. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power. We believe that Westinghouse products and services are being used in approximately half of the world’s operating nuclear plants, including 60% of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries. Please see our disclosures under Note 7 — Equity Method Investments and Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 and “Liquidity” below with respect to circumstances in which our Westinghouse Equity may be repurchased by Toshiba.

In October 2006, concurrent and in connection with our acquisition of the Westinghouse Equity, we entered into the Westinghouse Commercial Relationship Agreement (CRA) with Toshiba, which provides us with certain exclusive opportunities to bid on projects for which we would perform EPC services on future Westinghouse AP 1000 nuclear power plants, along with other commercial opportunities, such as supplying piping for those units. The Westinghouse CRA has approximately a six-year term and contains renewal provisions. As long as we maintain more than a 15% interest in Westinghouse, we retain the exclusivity rights provided under the terms of the Westinghouse CRA. If our interest in Westinghouse drops below that threshold, we would continue to retain our rights under the Westinghouse CRA for projects for which a request for proposal had been received prior to the CRA’s termination.

The Westinghouse Equity was purchased by our wholly-owned subsidiary, Nuclear Energy Holdings, LLC (NEH), for an aggregate purchase price in excess of $1.1 billion. NEH partially funded the purchase price by issuing Japanese Yen (JPY)-denominated bonds (Westinghouse Bonds) with a total face value of approximately JPY 128.98 billion, then equivalent to approximately $1.1 billion. Because the Westinghouse Bonds are denominated in JPY, at the end of each fiscal period, U.S. generally accepted accounting principles (GAAP) requires that for financial reporting purposes we revalue the JPY-denominated Westinghouse Bond debt to its U.S. Dollar equivalent at the JPY / U.S. Dollar exchange rate in effect at the end of each fiscal period, with the difference being recognized as a non-cash gain or (loss) in our Statement of Operations for that fiscal period. The Westinghouse Bonds are limited recourse to us (except NEH) and are collateralized primarily by the Westinghouse Equity. The Westinghouse Bonds are governed by an agreement between NEH and the Bond Trustee (Bond Trust Deed) and are collateralized primarily by the Westinghouse Equity and JPY-denominated put option rights between NEH and Toshiba (Put Option).

The put option agreements, executed as part of the Investment in Westinghouse transaction, govern the Put Option and provide us a one-time opportunity to sell all or part of our Westinghouse Equity to Toshiba for a pre-determined JPY-denominated price. The JPY-denominated proceeds of any such sale must be used to retire or reduce the JPY-denominated Westinghouse Bonds. Under the terms of the put option agreements, should we choose to put all of our Westinghouse Equity to Toshiba, we will receive from Toshiba at least JPY 124.7 billion (approximately 97% of our original JPY equivalent purchase price), and under certain circumstances, up to JPY 128.98 billion (100% of the face value of the bonds outstanding), to retire the Westinghouse Bonds. Fluctuations in the JPY to U.S. Dollar exchange rate do not alter the amount of Toshiba’s JPY-denominated payment obligation should we exercise the Put Option nor the amount of the Westinghouse Bond debt which we must pay with the JPY-denominated Put Option proceeds. Consequently, the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the holders of the JPY-denominated Westinghouse Bonds that putting the shares to Toshiba would result in insufficient proceeds to cover the Westinghouse Bond debt or any portion there of should there be an unfavorable JPY to U.S. Dollar exchange rate. Should we decide to put only a portion of the Westinghouse Equity back to Toshiba, we will maintain our exclusivity rights provided under the terms of the Westinghouse CRA as long as we do not put more than 5% of our Westinghouse Equity, maintaining more than a 15% ownership.

Under the put option agreements, NEH may exercise the option to sell all or part of our Westinghouse Equity to Toshiba during a defined “Exercise Period,” that commenced the earlier of March 31, 2010, or the occurrence of a “Toshiba Event.” A Toshiba Event is defined in the put option agreements and is caused by, among other things, Toshiba failing to maintain certain minimum financial metrics. Toshiba timely notified us that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed. Specifically, because Toshiba failed to meet certain minimum financial metrics under the put option agreement (which partially collateralizes the Westinghouse Bonds), the Westinghouse Bond holders now have the ability to direct us to exercise the Put Option, as a result of which we would receive the pre-determined JPY-denominated put price. Those proceeds would, in turn, be used to retire the Westinghouse Bonds. Should we exercise the Put Option at the Westinghouse Bond holder’s direction, neither our, nor Toshiba’s obligations under the Westinghouse CRA will be affected. We may elect to exercise the Put Option at any time through February 28, 2013. If we allow the Put Option to expire unexercised or exercise the Put Option to sell a portion of our Westinghouse Equity to Toshiba, we would need to repay the remaining JPY denominated bonds using one or a combination of the following: our available cash and/or future internally generated cash, proceeds from borrowings under our current or future credit facilities, or proceeds from the issuance of additional equity. There can be no assurance that we will have sufficient cash or the ability to access credit sufficient to repay this debt or be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.

As a result of the Westinghouse Bond holders having the ability to direct us to exercise the Put Option to retire the Westinghouse Bonds, in the third quarter of fiscal year 2009, we reclassified the Westinghouse Bonds from long term debt to a current liability. Additionally, we were required to expense a pre-tax total of $29.4 million as interest expense, which included $22.8 million in unamortized original issuance bond discount and the remaining $6.6 million of unamortized deferred financing costs associated with the Westinghouse Bonds.

The Put Option is not a ‘freestanding financial instrument’ or a ‘derivative instrument’ under GAAP and, consequently, is not separated from our equity investment in Westinghouse for financial reporting purposes. Therefore, neither the Put Option nor its foreign currency component may be revalued at current exchange rates at the end of each fiscal period. So while the JPY value of the JPY-denominated Westinghouse Bond debt and the JPY value of the pre-determined JPY-denominated Put Option price remain constant, and our obligation to use the JPY-denominated proceeds from (partially or entirely) exercising the put to pay the JPY-denominated debt remains constant — the U.S. Dollar equivalent value of the debt on our balance sheets fluctuates each fiscal period according to the JPY / U.S. Dollar exchange rates. Despite the fact that the Westinghouse Bonds currency translation has no impact on the value of the JPY-denominated debt or the JPY-denominated put proceeds, the non-cash foreign currency translation to U.S. Dollar has impacted in a material way (both positively and negatively), and will likely continue to impact, our Statement of Operations in each reporting period.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As discussed above, the financial results of the Westinghouse segment continue to experience significant volatility from non-operating foreign exchange translation gains and losses in our Consolidated Statement of Operations resulting from the changes in the JPY/U.S. Dollar exchange rate. At August 31, 2010, the JPY to dollar exchange rate was 84.8:1 and currency translation losses for fiscal 2010 resulting from the increase in the value of the JPY to U.S. Dollar amounted to $131.6 million pre-tax, or $80.4 million after-tax.

As part of the Investment in Westinghouse transaction, we also executed shareholder agreements (Shareholder Agreements) which, among other things, set for NEH a target minimum dividend of approximately $24.0 million annually (Westinghouse Dividend) for the first six years we hold our Westinghouse Equity. Under the Shareholder Agreements, each of the shareholders is due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, the shortfall accrues to the extent Westinghouse earns net income in the future. Our right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. We have received dividends totaling $69.5 million to date. Dividends received are accounted for as a reduction in the carrying value of our Investment in Westinghouse. Any shortfall in target minimum Westinghouse Dividends received is not included in the results of our Investment in Westinghouse segment as they are dependent on future earnings of Westinghouse. At August 31, 2010, the dividend shortfall totaled $14.5 million.

For additional information, see Note 7— Equity Method Investments and Note 9— Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2.

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

Clients, Marketing and Seasonality

Our clients are principally regulated utilities, independent and merchant power producers, multinational and national oil companies and industrial corporations, and government agencies. See Note 15 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding our client concentrations. Additionally, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog for information regarding our backlog concentrations as of August 31, 2010.

We conduct our business development efforts principally with an in-house sales force. Additionally, we engage independent contractors to market to certain clients and geographic areas. We pay our sales force a base salary plus, when appropriate, an annual bonus that may consist of cash, stock options, restricted stock awards, stock, or any combination thereof. We pay our independent contractors on a commission basis that also may include a monthly retainer.

A portion of our business, primarily our nuclear and fossil power plant maintenance business, is seasonal, resulting in fluctuations in revenues and gross profit in our Plant Services segment during our fiscal year. Generally, spring and autumn are the peak periods for our Plant Services segment.

Competition

The industries we serve are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of regional, national, and international engineering and construction companies are competing in these industries, and certain competitors may have greater financial and other resources and more experience, industry knowledge, and client relationships.

Companies that we compete with in our Power segment include Bechtel Corporation, Fluor Corporation, URS Corporation, Black & Veatch Corporation, and Zachry Corporation. Companies that we compete with in our E&C segment include CB&I Lummus, KBR, Inc., Samsung, The Linde Group, and Technip. Companies that we compete with in our E&I segment include CH2M Hill, URS, Fluor, Jacobs Engineering Group, Inc., Bechtel, AECOM, and TetraTech, Inc. Companies that we compete with in our Plant Services segment include Fluor, Day & Zimmerman, Turner Industries, KBR, and Jacobs. Companies that we compete with in our F&M segment consist of a number of smaller pipe fabricators in the U.S., while internationally our principal competitors are divisions of large industrial firms. Companies that compete with our Investment in Westinghouse segment include Areva, General Electric (GE), Mitsubishi, Hitachi, and AtomStroyExport.

In addition, see Part I, Item 1A — Risk Factors for a discussion of the risks related to competition we face in each of our business segments.

Backlog of Unfilled Orders

Our backlog represents management’s estimate of potential future revenues we expect may result from contracts awarded to us by clients. Backlog is estimated using legally binding agreements for projects that management believes are likely to proceed. Management evaluates the potential backlog value of each project awarded based upon the nature of the underlying contract, commitment and other factors, including the economic, financial, and regulatory viability of the project and the likelihood of the contract proceeding. Projects in backlog may be altered (increased or decreased) for scope changes and/or may be suspended or cancelled at any time by our clients.

The following table sets forth the consolidated backlog at August 31, 2010 and 2009 (in millions).

	August 31,	August 31,
By Segment	2010	2009

Power	$11,407.9	$12,795.1
Plant Services	1,850.0	1,808.1
E&I	4,942.8	5,439.0
E&C	671.0	1,298.6
F&M	1,246.7	1,374.8

Total backlog	$20,118.4	$22,715.6

For additional information with respect to our backlog as of August 31, 2010 and 2009, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Part I, Item 1A — Risk Factors for a discussion of risks related to our backlog.

Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable contracts and fixed-price contracts. Both types of contracts may be modified by cost escalation provisions or other risk-sharing mechanisms, and both may include incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. For example, some of our contracts have elements of reimbursable with a maximum target price, fixed-price subject to certain adjustments and fixed-

price and cost-reimbursable provisions encompassed within one contract. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We attempt to focus our EPC activities on a cost-reimbursable plus a fee or markup and negotiated fixed-price work, each as described in more detail below. We believe these types of contracts may help reduce our exposure to unanticipated and unrecoverable cost overruns. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages that, in many cases, are pre-agreed-upon liquidated damages. All contract types are subject to client-authorized amendment.

At August 31, 2010, approximately 52% of our backlog was comprised of cost-reimbursable contracts and 48% was comprised of fixed-price contracts. See Note 1 — Description of Business and Summary of Significant Accounting Policies for a discussion of the nature of our operations and types of contracts.

U.S. government contracts typically are awarded through competitive bidding or negotiations pursuant to federal acquisition regulations and may involve several bidders or offerors. Government contracts also typically have annual funding limitations, are limited by public sector budgeting constraints and may be terminated at the discretion of the government agency with payment only for work performed and commitments made at the time of termination. In the event of termination, we generally receive some allowance for profit on the work performed. Many of these contracts are multi-year indefinite delivery, indefinite quantity (IDIQ) agreements. These programs provide estimates of a maximum amount the agency expects to spend. Our program management and technical staffs work closely with the government agency to define the scope and amount of work required. Although these contracts initially do not provide us with a specific amount of work, as projects are defined, the work may be awarded to us without further competitive bidding. We generally include in our backlog an estimate of the work we expect to receive under these specific agreements.

Although we generally serve as the prime contractor on our federal government contracts, or as part of a joint venture acting as the prime contractor, we also may serve as a subcontractor to other prime contractors. With respect to bidding on large, complex environmental contracts, we have entered into, and expect to continue to enter into, joint venture or teaming arrangements with competitors.

U.S. government contracts are subject to oversight audits by government representatives, profit and cost controls, and limitations and provisions permitting modification or termination, in whole or in part, without prior notice, at the government’s discretion. Government contracts are subject to specific procurement regulations and a variety of socio-economic and other requirements. Failure to comply with such regulations and requirements could lead to suspension or debarment, for cause, from future government contracting or subcontracting for a period of time. Some of the causes for debarment are violations of various statutes, including those related to employment practices, the protection of the environment, the accuracy of records and the recording of costs.

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

Raw Materials and Suppliers

For our EPC services, we often rely on third-party equipment and raw materials manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other industry price fluctuations resulting from supply and demand imbalances. In the future, our mix of third-party suppliers will increase as our construction phase progresses on our major nuclear EPC contracts, and we may experience increased dependence on particular suppliers as a result. We expect the current market for these inputs to continue to remain competitive throughout our fiscal year 2011.

Our principal raw materials for our pipe and steel fabrication operations are carbon steel, stainless and other alloy piping, which we obtain from a number of domestic and foreign steel producers. The market for most raw materials is extremely competitive, and certain types of raw materials are available from only one or a few specialized suppliers.

In addition to manufacturing our own pipe fittings, we purchase some of our pipe fittings from other manufacturers. These arrangements generally lower our pipe fabrication costs because we are often able to negotiate advantageous purchase prices as a result of the volume of our purchases. If a manufacturer is unable to deliver the materials according to the negotiated terms, we may be required to purchase the materials from another source (or manufacture our own pipe fittings) at a higher price. We keep certain items in stock at each of our facilities and transport items among our facilities as required. We obtain materials that are more specialized from suppliers when required for a project.

In addition, see Part I, Item 1A — Risk Factors for a discussion of our dependence on joint venture or consortium partners, subcontractors and equipment manufacturers.

Environmental Health & Safety (EHS)

We actively promote a positive and proactive attitude toward safety in accordance with all applicable and related laws. Our mission is to be the industry leader in environmental, health and safety performance and is evidenced by our achievements in reaching safety milestones, winning safety awards and maintaining a low Occupational Safety and Health Administration (OSHA) case rate. We reached full commercial operation of a grassroots ethylene plant for Eastern Petrochemical Company (SHARQ) in Saudi Arabia without a lost-time incident. We strive for zero injuries, illnesses and environmental incidents on all of our job sites.

Industry Certifications

In order to perform certain aspects of nuclear power plant construction, fabrication and installation activities of American Society of Mechanical Engineers (ASME) III Code items such as vessels, piping systems, supports and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required ASME certifications (N, N3, NPT, and NA stamps) (NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) for N and N3 stamped nuclear components. ASME NQA-1 is the NRC-endorsed industry standard that defines the Quality Assurance Program requirements for Nuclear Facility Applications. SMS is a key contributor to the nuclear supply chain which commits to and complies with this standard.

In order to perform fabrication and repairs of coded piping systems, our domestic construction operations and fabrication facilities, as well as our subsidiaries in Derby, U.K.; Maracaibo, Venezuela; and Manama, Bahrain; maintain the ASME certification (U and PP stamps). The majority of our fabrication facilities, as well as our subsidiaries in Derby, U.K.; Maracaibo, Venezuela; and Manama, Bahrain; also have obtained the required ASME certification (S stamp) and the National Board certification (R stamp).

Our domestic subsidiary engineering and construction operations also maintain the required ASME certification (S stamp) and the National Board repair certification (R stamp), in addition to the ASME certifications (A, PP and U stamps) and the National Board registration certification (NB stamp) for S, A, PP and U stamped items.

Our Laurens, South Carolina, facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material. This facility also is registered by the International Organization of Standards (ISO 9002). Substantially all of our North American engineering operations, as well as our U.K. and Middle East operations, are registered also by the International Organization of Standards (ISO 9001). This registration provides assurance to our clients that we have procedures to control quality in our fabrication processes.

Patents, Tradenames and Licenses and Other Intellectual Property

We consider our computerized project control system, ShawMantm, and our web-based earned value application, ShawTractm, to be proprietary assets.

Our E&C segment has developed or has the right to license leading process technologies, including technologies from third parties, used for the production of a variety of petrochemicals and chemicals. We have a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program. We believe our complete technology portfolio and experience in the commercial application of technologies and related know-how differentiates us from our competitors, enhances our margins and provides early involvement in projects that may utilize our broad range of engineering, procurement and construction capabilities. We also are developing and researching new technologies to complement and expand our offerings.

Through our IT Group acquisition in 2002 and the acquisition of Envirogen in 2003, we acquired certain patents and proprietary technologies that are useful in our environmental remediation business. The technologies include a number of processes for the treatment of soil and groundwater contaminated with a variety of compounds including organics, chlorinated organics, oxygenates and metals.

In addition, see Part I, Item 1A — Risk Factors for the impact of changes in technology or new technology developments by our competitors could have on us.

Environmental Matters

Our U.S. operations are subject to numerous laws and regulations at the federal, state and local level relating to environmental protection and the safety and health of personnel and the public. These laws and regulations relate to a broad range of our activities, including those concerning emissions, discharges into waterways, and generation, storage, handling, treatment and disposal of hazardous materials and wastes. Environmental protection laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. Failure to comply with these laws and regulations could result in, among other things, administrative, civil and/or criminal penalties, remedial requirements and orders limiting or enjoining some or all of our future operations.

Under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws applicable to our domestic operations, we may be required to investigate and remediate hazardous substances and other regulated materials that have been released into the environment. CERCLA and comparable state laws impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released, regardless of whether a company knew of or caused the release. Liable parties under CERCLA may be required to pay for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. Our domestic operations generate solid wastes, including hazardous wastes that are subject to the requirements of the Resources Conservation and Recovery Act (RCRA) and comparable state laws. Failure by us to handle and dispose of solid and hazardous wastes in compliance with RCRA may result in the imposition of liability, including remedial obligations. We also could incur environmental liability at sites where we have been contractually hired by potentially responsible parties (PRPs) to remediate contamination of the site. Some PRPs have from time to time sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for site cleanup costs in certain circumstances. These PRPs have asserted that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of solid or hazardous wastes or hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur cleanup costs and other costs directly, notwithstanding the potential availability of contribution or indemnification from other parties. During the past several years, the EPA and other federal agencies have significantly constricted the circumstances under which they will indemnify their contractors against liabilities incurred in connection with the investigation and remediation of contaminated properties.

The Federal Water Pollution Control Act, also known as the Clean Water Act, and applicable state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited unless the discharge is permitted by the EPA or applicable state agencies. In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party includes the owner or operator of a facility. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

The federal Clean Air Act and analogous state laws require permits for facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties. More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could impact our business. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public heath and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. In June 2010, EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs, beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In addition, in April 2010, the EPA proposed to expand its existing GHG reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved.

It is not possible to predict at this time whether these requirements or any regulations or legislation adopted in the future to control GHG emissions would have an overall negative or positive impact on our business. If these requirements increase the cost of doing business for our customers and reduce the demand for our customers’ products, the demand for our services could be reduced. Alternatively, these requirements could result in an increased demand for our services related to the reduction of emissions. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms (including hurricanes), droughts, and floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

Our operations outside of the U.S. are subject to similar foreign governmental controls and restrictions pertaining to protection of the environment and the safety and health of personnel and the public. For example, with respect to climate change, many foreign nations (but not the U.S.) have agreed to limit emissions for GHG pursuant to the United Nations Framework Convention on Climate Change, also known as the Kyoto

Protocol. Failure to comply with foreign requirements, including the Kyoto Protocol, in areas outside of the U.S. where we conduct operations may lead to government sanctions resulting in penalties, remedial obligations and injunctive relief against future activities.

The environmental, health and safety laws and regulations to which we are subject are changing constantly, and it is impossible to predict the effect of such laws and regulations on us in the future. We believe we are in substantial compliance with all applicable environmental, health and safety laws and regulations. To date, our costs net of any insurance proceeds with respect to environmental compliance have not been material, and to our knowledge, we have not incurred any material net environmental liability. However, we can provide no assurance that we will not incur material environmental costs or liabilities in the future. For additional information on how environmental matters may impact our business, see Part I, Item 1A — Risk Factors.

Employees

We employ approximately 27,000 people, including part-time and temporary workers. This total includes approximately 14,000 craft employees, 9,000 technical employees and 4,000 nontechnical administrative employees. Approximately 4,000 employees were represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We believe that current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

See Part I, Item 1A — Risk Factors for a discussion of the risks related to work stoppages and other labor issues.

Available Information

All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. Information on our website is not incorporated into this 2010 Form 10-K or our other securities filings. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: The Shaw Group Inc., Attention: Investor Relations Office, 4171 Essen Lane, Baton Rouge, Louisiana, 70809, (225) 932-2500. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the NYSE. We filed last year’s certification on February 26, 2010. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

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

You should refer to the explanation of the qualifications and limitations on forward-looking statements under “Cautionary Statement Regarding Forward-Looking Statements” on page 1 in this Form 10-K. All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Operations

Demand for our products and services is cyclical and vulnerable to sudden economic downturns and reductions in private industry and government spending and/or their ability to meet existing payment obligations. If general economic conditions continue to weaken or the credit markets deteriorate, then we may be unable to recover expenditures and our revenues, profits and our financial condition may be negatively impacted.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.

Fluctuations in the economy can affect consumer’s demand for electricity and thus our clients’ capital spending priorities. Due to the current economic downturn, many of our clients may face budget shortfalls or may delay capital spending resulting in a decrease in the overall demand for our services. A decrease in state tax revenue as well as other economic declines may result in lower state and local government spending. Our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the municipal and global credit markets. This reduction in spending could have a material adverse effect on our operations.

Our clients may demand better pricing terms and their ability to timely pay our invoices may be affected by an ongoing weak economy. Our business traditionally lags any recovery in the economy; therefore, our business may not recover immediately upon any economic improvement. If the economy weakens further or government spending is reduced, then our revenues, net income and overall financial condition may deteriorate. Further, in many instances during the course of a project, we commit and/or pay for products or expenses attributable to our clients with an understanding that the client will pay us per the terms of our commercial contract with them. Our clients may not be able to make such payments to us in a timely manner, or at all, in which case we could be forced to absorb these costs requiring that we commit our financial resources to projects prior to receiving payments from the client. If a client defaults in making its payments on a project in which we have devoted significant financial resources, it could have a material adverse effect on our business or results of operations.

We face substantial competition in each of our business segments.

We face competition from numerous regional, national and international competitors, some of which have greater financial and other resources than we do. Our competitors include well-established, well-financed businesses, both privately and publicly held, including many major energy equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and some of our clients. The award of many of our contracts is determined by competitive bid. That competition can impact the margin we earn on our contracts or cause us not to win the award. For a discussion of certain specific competitors as well as the impact of competition on our business, please see “Management Discussion and Analysis of Financial Condition and Results of Operation.”

Our results of operations depend on new contract awards; however, the selection process and timing for performing these contracts are not within our control.

A substantial portion of our revenues is directly or indirectly dependent on winning new contracts. We operate in highly competitive markets and it is difficult to predict whether and when we will be awarded new contracts due to a multiple of factors including: the lengthy and complex bidding and selection process, client capital investment decisions, market conditions, available financing, government approvals, permitting and environmental matters. Further, most of those same factors can delay or stop a project. Consequently, we are subject to the risk of losing new awards to competitors and the risk a project may experience significant delay or cancellation — impacting our results of operations and cash flows which fluctuate from quarter to quarter depending on the timing and size of new contract awards.

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and is, therefore, not a reliable indicator of our future revenues or earnings.

At August 31, 2010, our backlog was approximately $20.1 billion. Our backlog consists of projects for which we have legally binding contracts or commitments from clients, including legally binding agreements without defined scope. Commitments may be in the form of written contracts for specific projects, purchase orders or indications of the amounts of time and materials we need to make available for clients’ anticipated projects. Our backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time and for government and maintenance contracts that may not specify actual dollar amounts for the work to be performed. For these contracts, we calculate our backlog of estimated work to be performed, based on our knowledge of our clients’ stated intentions or our historic experience. Projects may remain in our backlog for extended periods of time.

There can be no assurance we will realize revenues projected in our backlog or, if realized, such revenues will result in profits. Due to project terminations, suspensions and/or changes in project scope and schedule, we cannot predict with certainty when or if our backlog will be performed. For example, one new build coal/petroleum coke fired generation facility was canceled and removed from backlog in the second quarter of fiscal 2009. We can provide no assurance that we will not receive additional cancellations. Even where a project proceeds as scheduled, it is possible that the client may default and fail to pay amounts owed to us. Material delays, cancellations or payment defaults could materially affect our balance sheet, results of operations and cash flow and may reduce the value of our stock. For example, during the fiscal quarter ended May 31, 2009, we received notice from our client of a significant delay in the construction schedule for two new AP1000 nuclear reactors to be located in Florida. Our client advised us that activities for the project would be slowed considerably until the combined operating license (COL) is issued by the NRC for the plant which we understand, if the license schedule remains on schedule, will occur in late 2012. As a result, the proposed first reactor is now expected to enter service in 2021, with the second anticipated 18 months later. In the interim, we continue to perform limited engineering and support services, however, the amount of revenues and contract profit expected to be generated from this project during fiscal year 2011 and 2012 is likely to be immaterial when considered in relation to our consolidated operations.

Client cancellations could reduce our backlog, which, among other things, could materially impact the revenues and earnings. Many of the contracts in our backlog provide for cancellation fees in the event clients cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, upon cancellation we typically have no contractual right to the total revenues reflected in our backlog for that particular contract.

The nature of our contracts, particularly our reimbursable and fixed-price contracts, could adversely affect us.

Approximately 52% of our backlog at August 31, 2010, was from cost-reimbursable contracts and the remaining 48% was from contracts that are primarily fixed-price. Revenues and gross profit from both cost-reimbursable and fixed-price contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contract term. Under certain reimbursable contracts containing a target price, we agree to the contract price of the project at the time we enter into the contract. While we benefit from costs savings and earnings from approved change orders under target-priced contracts, we are generally unable to recover all cost overruns to the approved contract price. Under certain reimbursable target price contracts, we share with the client any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns.

We also assume the risks related to revenue, cost and gross profit realized on fixed-priced contracts that can vary, sometimes substantially, from the original projections due to changes in a variety of other factors that include, but are not limited to:

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

In certain circumstances, we guarantee project completion by a scheduled date or certain performance testing levels. Failure to meet these schedule or performance requirements could result in a reduction of revenues and/or additional costs, and these adjustments could exceed projected profits. A project’s revenues could also be reduced by liquidated damages withheld by clients under contractual penalty provisions, which can be substantial and can accrue on a daily basis. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base. For examples of the kinds of claims that may result from liquidated damages provisions and cost overruns, see Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts included in our consolidated financial statements beginning on page F-2.

If our joint venture or consortium partners, subcontractors or equipment manufacturers fail to perform their contractual obligations on a project, we could be exposed to the risk of loss, and in some cases, joint and several liability to our clients, loss of reputation and additional financial performance obligations that could result in reduced profits or, in some cases, significant losses.

We often enter into consortium arrangements and joint ventures as part of our Power segment, E&C segment and E&I segment contracts in order to jointly bid and perform a particular project. The success of these consortium agreements and joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our partners. If our partners do not meet their obligations, the consortium or joint venture may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to incur additional costs, make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services and/or to pay liquidated damages. Under agreements with joint and several liability, we could be liable for both our obligations and those of our partners. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also negatively affect our reputation in the industries we serve. Additionally, we rely on third party partners, equipment manufacturers and third party subcontractors to complete our projects. To the extent our partners cannot execute their portion of the work, are unable to deliver their services, equipment or materials according to the negotiated terms and/or we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services in an effort to meet our contractual obligations exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts.

If we are unable to form teaming arrangements, particularly for some of our international opportunities, our ability to compete for and win business may be negatively impacted.

In both the private and public sectors, either acting as a prime contractor, a subcontractor or as a member of consortium, we may join with other firms to form a team to compete for a single contract. Because a team can often offer stronger combined qualifications than any firm standing alone, these teaming arrangements can be very important to the success of a particular contract bid process or proposal. This can be particularly true in international operations in which bidding success can be substantially impacted by the presence and /or quality of the local partner. The failure to maintain such relationships in both foreign and domestic markets may impact our ability to win work.

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

For the fiscal year ended August 31, 2010, 89.8% of our E&I segment’s backlog was with U.S. government agencies.

The limitation or the modification of the Price-Anderson Act’s indemnification authority and similar federal programs for nuclear and other potentially hazardous activities, could adversely affect our business.

The Price-Anderson Act (PAA) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering indemnification to the nuclear industry against liability arising from nuclear incidents in the U.S. for non-military facilities for incidents in connection with contractual activity for DOE, while still ensuring compensation for the general public. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. Because we provide services to the DOE at nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. Although the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for DOE and the nuclear energy industry.

Public Law 85-804 (PL 85-804) which indemnifies government contractors who conduct certain approved contractual activity related to unusually hazardous or nuclear activity, may provide additional or alternative indemnification for such activities. If the contractor protection currently provided by the PAA or PL 85-804 is significantly modified, is not approved for, or does not extend to all of our services, our business could be adversely affected by either our clients’ refusal to retain us for potentially covered projects or our inability to obtain commercially adequate insurance and indemnification.

If the U.S. were to change its support of nuclear power or revoke or limit DOE’s Loan Guarantee Program (LGP), it could have a material adverse effect on our operations.

The U.S. government has been supportive of increased investment in nuclear power. However, if the U.S. government changed its policy or public acceptance of nuclear technology as a means of generating electricity significantly wanes, demand for nuclear power could be negatively affected and potentially increase the regulation of the nuclear power industry. Because several of our segments deal with nuclear power either directly or indirectly, this could have a material adverse effect on our operations.

Some of our clients may rely on DOE’s LGP, under which DOE issues loan guarantees to eligible projects that “avoid, reduce, or sequester air pollutants or anthropogenic emissions of greenhouse gases” and “employ new or significantly improved technologies as compared to technologies in service in the U.S. at the time the guarantee is issued.” If the current administration were to revoke or limit DOE’s LGP, it could make obtaining funding more difficult for many of our clients which could inhibit their ability to take on new projects resulting in a negative impact on our future operations.

We may be exposed to additional risks in our Power segment, as we begin to execute our significant nuclear backlog and book new nuclear awards. These risks include greater backlog concentration in fewer projects, possibly increasing requirements for letters of credit and potential cost overruns which could have a material adverse effect on our future revenues and liquidity. Additionally, the current economic conditions may impact the pace of the development of nuclear projects.

We expect to convert a significant part of our backlog of nuclear projects in the Power segment into revenues in the future. Nuclear projects may utilize larger sums of working capital than other projects in this segment and will be concentrated among a few larger clients. As we increase our active projects in the nuclear business, and consequently our reliance in revenues from this business, we may become more dependent on a smaller number of clients. If we lose clients in our nuclear business and are unable to replace them, our revenues could be materially adversely impacted. Additionally, if any of the nuclear projects currently included in our backlog are significantly delayed, modified or canceled, our reported backlog and future earnings may be materially and adversely impacted.

As we convert our nuclear projects from backlog into active construction we may face significantly greater requirements for the provision of letters of credit or other forms of credit enhancements. Together with the initial fixed construction costs for nuclear plants, which are significantly higher than those for coal- or gas-fired plants, we may be required to significantly expand our access to capital and credit. We can provide no assurance that we will be able to access such capital and credit as needed or that we would be able to do so on economically attractive terms. Finally, the significant expense associated with nuclear projects, weak global economic conditions and other competitive factors, including less expensive alternative energies like natural gas, may result in additional delays for currently expected projects or slower demand for nuclear energy projects over time.

Environmental laws and regulations expose us to certain risks, could increase our costs and liabilities and impact demand for our services. While all of our operations are impacted by environmental laws and regulations, these impacts may be most significant for our nuclear and integrated environmental solutions businesses.

General

Our operations are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	climate change legislation;

•	discharges into waterways;

•	generation, storage, handling, treatment, transport and disposal of waste materials and hazardous substances; and

•	health and safety.

Our projects often involve highly regulated materials, including hazardous and nuclear materials and wastes. Environmental laws and regulations generally impose limitations and standards relating to the use, handling, transport, discharge or disposal of regulated materials and require us to obtain a permit and comply with various other requirements. The improper characterization, use, handling, discharge or disposal of regulated materials or any other failure to comply with federal, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our ability to perform some or all of our activities under existing contracts. The risks associated with these activities are most significant within our E&I segment, which has two subsidiaries (The Land Bank Group Inc. and Shaw Environmental Solutions LLC) that purchase and/or assume liability with respect to properties that have experienced environmental damage. We can provide no assurance that our insurance coverage or other loss remediation strategies will insulate us from any material liability associated with these operations.

In addition to existing environmental regulations, the adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our customers’ equipment and operations could significantly impact demand for our services, particularly among our customers for coal and gas-fired generation facilities as well as our customers in the petrochemicals business. Any significant reduction in demand for our services as a result of the adoption of these or similar proposals could have a significant adverse impact on our results of operations.

Nuclear Operations

Nuclear projects, due to their size and complexity, may be subject to significant cost-overruns which could adversely affect us. The complexity of these projects is increased by permit, licensing and regulatory approvals that can be even more stringent and time consuming than similar processes for more conventional construction projects. We are subject to regulations from a number of entities, including the Nuclear Regulatory Commission (NRC), International Atomic Energy Agency (IAEA) and the European Union (EU), which have a substantial effect on our nuclear operations. An example of the way these regulatory entities impact our business is the NRC’s certification process for the AP1000 design. The NRC notified Westinghouse that the proposed AP1000 shield building design will require modification before it will certify the AP1000 design. The IAEA and the EU both have systems for nuclear material safeguards. Global-scale agreements on nuclear safety such as the Convention on Nuclear Safety and the Joint Convention on the Safety of Spent Fuel Management and on the Safety of Radioactive Waste Management are also in place. The Euratom Treaty has created uniform safety standards aimed at protecting the public and workers and passed rules governing the transportation of radioactive waste. In addition, licensed nuclear facilities must comply with strict inspection procedures. Regulations governing the shutdown and dismantling of nuclear facilities and the disposal of nuclear wastes could also have an effect on our operations. Delays in receiving necessary approvals, permits or licenses, failure to maintain sufficient compliance programs, or other problems encountered during construction could cause our actual results of operations to significantly differ from anticipated results,

Our, our clients’ and our partners’ ability to receive the applicable regulatory and environmental approvals for our projects and the timeliness of those approvals could adversely affect us.

The regulatory permitting process for many of the projects performed by our Power segment requires significant investments of time and money by our clients and sometimes by our partners. There are no assurances that we or our clients will obtain the necessary permits for these projects. Applications for permits to operate these fossil and nuclear-fueled facilities, including air emissions permits, may be opposed by individuals or environmental groups, resulting in delays and possible non-issuance of the permits. For example, the delayed AP1000 design certification due to the proposed AP1000 shield building described above may cause a schedule modification. While we believe Westinghouse will be able to satisfy the NRC’s concerns and receive design certification, this or similar certification actions could affect or delay our ability to complete our projects. Additionally, we have been advised that activities for an AP1000 nuclear reactor to be built in Florida will be slowed considerably until a Combined Operating License (COL) is issued by the NRC for the plant. We understand that the issuance of the COL may be delayed until 2012. As a result, the first reactor in Florida is now expected to enter service in the 2021 timeframe, with the second anticipated 18 months later.

Due to the international nature of our business we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, similar worldwide anti-bribery laws, and various international trade and export laws.

The international nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions generally prohibit U.S. based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with those local customs and practices. Our FCPA policy and training provide our employees with procedures, guidelines and information about FCPA obligations and compliance. Further, we advise our partners, subcontractors, agents and others who work for us or on our behalf that they are obligated to comply with the FCPA. We have procedures and controls in place designed to ensure internal and external compliance. Additionally, our global operations require us to import and export goods and technologies across international borders, which requires a robust compliance program. However, such internal controls and procedures will not always protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA or other regulatory violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Political and economic conditions in foreign countries in which we operate could adversely affect us.

Approximately 20% of our fiscal year 2010 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. In addition to the specific challenges we face internationally, international contracts, operations and expansion expose us to risks inherent in doing business outside the U.S., including:

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

We generally attempt to denominate our contracts in USD or in the currencies of our expenditures. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions may not always eliminate all foreign exchange risks.

Our Westinghouse Bonds are JPY denominated. As the USD/JPY exchange rate changes, the amount of USD required to service this debt will change.

The recent adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to hedge risks associated with our business.

The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, including businesses like ours, that participate in that market. The new legislation, known as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The Dodd-Frank Act may require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The Dodd-Frank Act may also require the counterparties to our derivative instruments to spin off some of their derivative activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Any of these consequences could have a material, adverse effect on our business, our financial condition, and our results of operations.

Risks related to our Investment in Westinghouse could have an adverse effect on us.

We incur significant interest cost on the Westinghouse Bonds issued to finance our Investment in Westinghouse, and we can provide no assurance that we will receive dividends from Westinghouse sufficient to cover these costs. In an effort to mitigate this risk, we enter into foreign currency forward contracts from time-to-time, to hedge the impact of exchange rate changes on our JPY-denominated cash interest payments on the Westinghouse Bonds. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months.

We may be forced by the Westinghouse Bond holders to put all or part of our Westinghouse Equity back to Toshiba. In connection with our Investment in Westinghouse and issuing the Westinghouse Bonds, we entered into the Put Option with Toshiba providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined Exercise Period. We are currently within the Exercise Period that commenced upon the earlier of March 31, 2010, or a Toshiba Event. Toshiba timely notified us that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed.

The Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreements, but due to the Toshiba Event, the Westinghouse Bond holders now have an opportunity to direct us to exercise the Put Option, through which we would receive the pre-determined JPY-denominated put price and use those proceeds to pay off the JPY-denominated Westinghouse Bond debt. To do so, a ‘supermajority’ of the bondholders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to direct the exercise. Alternatively, a written resolution signed by bondholders representing no less than 75% of the Westinghouse Bond principal amount outstanding and instructing the bond trustee to direct us to exercise the Put Option shall have the same effect (collectively, an “Extraordinary Resolution”).

To our knowledge, the Westinghouse Bond holders have not taken any action toward an Extraordinary Resolution. The bondholders’ decision is beyond our control, and we can provide no assurances that the holders will not issue an Extraordinary Resolution in the future.

In the event we exercise the Put Option at the direction of an Extraordinary Resolution or following a Toshiba Event, Toshiba is required to pay us approximately JPY 128.98 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). However, if we exercise the Put Option under other provisions of the Put Option, we may be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or the USD equivalent of approximately $50.2 million using exchange rates at August 31, 2010) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. Because the Put Option agreement require Toshiba to repurchase the Westinghouse Equity from us and any proceeds received from Toshiba’s repurchase of the Westinghouse Equity must be used to repay the Westinghouse Bonds, the Bond holders’ decision to issue an Extraordinary Resolution may be significantly influenced by Toshiba’s financial condition as well as conditions in the general credit markets.

If the Westinghouse Bond holders issue an Extraordinary Resolution, we may consider a variety of alternatives, including seeking a consent solicitation to modify or waive certain terms of the Bond Trust Deed and related transaction documents, refinancing some or all of our Investment in Westinghouse or negotiating the purchase of all or part of the equity subject to the Put Option. If we decide to repay or refinance the Westinghouse Bonds, we may use some of our existing cash and/or seek to raise capital from the debt and/or equity markets. There can be no assurance that should we wish to repay or refinance the Westinghouse Bonds, we will be able to access sufficient capital on terms acceptable to us, and ultimately, we may be forced to put all of the Westinghouse Equity to Toshiba.

Sale of more than 5% of our Westinghouse Equity may affect our ability to extend the Westinghouse CRA beyond its original term, which expires in 2013. However, neither our nor Toshiba’s obligations under the Westinghouse CRA will be affected should we exercise the Put Option at the direction of an Extraordinary Resolution through its original term, which expires in 2013.

Although we have significant influence as a member on the board of the Westinghouse companies, we do not have any rights to control the outcome of material decisions and activities related to the Westinghouse business. We have limited access to, and ability to disclose, the details of the Westinghouse business and its operations. Further, we are subject to limitations on our ability to sell our Westinghouse Equity without the approval of the other shareholders. Although we have obtained certain rights to bid on Westinghouse AP1000 nuclear plant projects and preferred rights to provide other services, we can provide no assurance that we will obtain significant future business from this arrangement.

For additional information, see Investment in Westinghouse Segment in “Our Business Segments” above, Note 7 — Equity Method Investments and Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 and in “Liquidity” below.

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

Risks Related to Financial Reporting and Corporate Governance

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

To prepare financial statements in conformity with U.S. generally accepted accounting principles (GAAP), our management is required to make estimates and assumptions, as of the date of the financial statements, that affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include, among other things:

•	contract costs and profits and application of the percentage-of-completion method of accounting; revenues recognized, and reduction of costs recognized, as a result of contract claims and unapproved change orders;

•	revenues recognized related to project incentives we expect to earn;

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations;

•	valuation of defined benefit pension plans; and

•	accruals for estimated assets and liabilities, including litigation and insurance recoveries/reserves.

Under our accounting policies, we measure and recognize a large portion of our profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost estimated to be incurred. Our actual results could differ materially from our estimates. Changes in reported amounts, the effects of those changes and changes in estimates may be recorded in future periods.

If we were required to write down all or part of our goodwill and/or our intangible assets, our net earnings and net worth could be materially adversely affected.

We had $499.5 million of goodwill and $18.0 million of intangible assets recorded on our consolidated balance sheet at August 31, 2010. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if it has become impaired which would require us to write down the impaired portion of these assets. If we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected.

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

Certain of our corporate governing documents contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. For example, certain provisions in our articles of incorporation authorize the board of directors to determine the powers, preferences and rights of preference shares and to issue preference shares without shareholder approval. These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders. Additionally, we have a shareholder rights plan that, among other things, allows our shareholders to purchase preferred stock at a reduced price if certain parties attempt to acquire a substantial interest in us without the approval of our board of directors.

Any one of the provisions discussed above could discourage third parties from obtaining control of us. These provisions may also impede a transaction in which our shareholders could receive a premium over then-current market price and our shareholders’ ability to approve transactions that they consider in their best interests.

Risks Related to Our Liquidity and Capital Resources

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

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not waived, the lenders under our Facility are not required to lend any additional amounts or issue letters of credit and could elect to require us to apply all of our available cash to collateralize any outstanding letters of credit, declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable or require us to apply all of our available cash to repay any borrowings then outstanding at the time of default. If we are unable to collateralize our letters of credit or repay borrowings with respect to our Facility when due, our lenders could proceed against their collateral, which consists of substantially all of our assets. If any future indebtedness under our Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full. At August 31, 2010, we had no outstanding borrowings under the Facility with outstanding letters of credit inclusive of both domestic financial and domestic performance of approximately $303.9 million. Our borrowing capacity under the Facility is reduced by the aggregate amount of letters of credit we have outstanding.

Further, we have entered into indemnity agreements with our sureties that contain cross-default provisions. Accordingly, in the event of a default under our Facility, we would need to obtain a waiver from our sureties or an amendment to our indemnity agreements. We can provide no assurance that we would be successful in obtaining an amendment or waiver.

Downgrades by rating agencies, inability to obtain adequate surety bonding or letters of credit could affect our business strategies by requiring us to modify existing bonding facilities and/or reduce our ability to bid on new work which could have a material adverse effect on our future revenues and business prospects.

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

These covenants may also impair our ability to engage in favorable business activities and our ability to finance future operations or capital needs in furtherance of our business strategies. Moreover, the form or level of our indebtedness may prevent us from raising additional capital on attractive terms or obtaining additional financing if needed.

A breach of any of these covenants could result in an event of default under our Facility. For additional information, see “Non-compliance with covenants in our Facility, without waiver or amendment from the lenders, could adversely affect our ability to borrow under the Facility” above.

Because of the capital-intensive nature of our business, we are vulnerable to significant fluctuations in our liquidity that may vary substantially over time.

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

At August 31, 2010, we had total outstanding indebtedness of approximately $1,526.1 million, approximately $1,520.7 million of which relates to our Westinghouse Bonds and is of limited recourse to us. In addition, at August 31, 2010, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $641.7 million were outstanding and we had no borrowings under our Facility. Our indebtedness could have important consequences, including the following:

•	requiring us to dedicate a substantial portion of our cash flows from operations to the repayment of debt, which reduces the cash available for other business purposes;

•	limiting our ability to obtain additional financing and creating additional liens on our assets;

•	limiting our flexibility in planning for, and reacting to, changes in our business;

•	placing us at a competitive disadvantage if we are more leveraged than our competitors;

•	making us more vulnerable to adverse economic and industry conditions; and

•	restricting us from making additional investments or acquisitions by limiting our aggregate debt obligations.

To the extent that new debt is incurred in addition to our current debt levels, the leverage risks described above would increase.

Risks Related to Labor and Employment

Our failure to attract and retain qualified personnel, including engineers, skilled workers and key officers, could have an adverse effect on us.

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain skilled laborers and craftsmen in our pipe fabrication and construction businesses. Demand for these workers can at times be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

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

Work stoppages, Union negotiations and other labor problems could adversely affect us.

At August 31, 2010, approximately 15% of our employees were represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. There is inherent risk that on-going or future negotiations relating to collective bargaining agreements or union representation may not be favorable to us. From time to time, we have also experienced attempts to unionize our non-union shops. Such efforts can often disrupt or delay work and present risk of labor unrest.

We may be required to contribute cash to meet our underfunded pension obligations in certain multi-employer pension plans.

Domestically, we participate in various multi-employer pension plans under union and industry wide agreements that, generally, provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan’s underfunded vested liability. Funding requirements for benefit obligations of our pension plans are subject to certain regulatory requirements and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations.

Our employees work on projects that are inherently dangerous and a failure to maintain a safe work site could result in significant losses.

Safety is a primary focus of our business and is critical to our reputation, however we often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability.

Other Risk Factors

Lawsuits and regulatory proceedings could adversely affect our business.

From time to time, we, our directors and/or certain of our current and former officers are named as a party to lawsuits and regulatory proceedings. A discussion of our material lawsuits appears in Note 14 — Contingencies and Commitments included in our consolidated financial statements beginning on page F-2. Although it is not possible at this time to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows. For additional information, see Note 14 — Contingencies and Commitments and Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts included in our consolidated financial statements beginning on page F-2.

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

Additionally, if our technologies become obsolete, we may not be able to differentiate our service offerings, and some of our competitors may be able to offer more attractive services to our clients. For example, we believe that Westinghouse’s AP1000 technology is a leading technology for nuclear power generation plants. However, there are competing technologies, and it is likely that new technologies will be developed in the future. We also believe that our induction pipe bending technology, know-how and capabilities favorably influence our ability to compete successfully. Currently, this technology and our proprietary software are not patented. Even though we have some legal protections against the dissemination of this technology, including non-disclosure and confidentiality agreements, our efforts to prevent others from using our technology could be time-consuming, expensive and ultimately may be unsuccessful or only partially successful.

Finally, there is nothing to prevent our competitors from independently attempting to develop or obtain access to technologies that are similar or superior to our technology.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At August 31, 2010, our principal properties (those where we occupy over 35,000 square feet) were as follows:

Owned
Location	Description	Segment Using Property	Leased

Baton Rouge, LA	Corporate Headquarters	Corporate	Leased
Addis, LA	Fabrication Facility	F&M	Owned
Askar, Bahrain	Office Building and Pipe Fabrication Facility	F&M	Leased
Baton Rouge, LA	Office Building	Corporate	Leased
Baton Rouge, LA	Office Building	E&C	Leased
Cambridge, MA	Office Building	E&C	Leased
Centennial, CO	Office Building	E&I/Power	Leased
Charlotte, NC	Office Building	Power	Leased
Charlotte, NC	Office Building	Power	Leased
Clearfield, UT	Fabrication and Manufacturing	F&M	Leased
Concord, CA	Office Building	E&I	Leased
Decatur, GA	Warehouse	F&M	Leased
Delcambre, LA	Manufacturing Facility	Plant Services	Owned
Derby, United Kingdom	Manufacturing Facility	Power	Owned
El Dorado, AR	Manufacturing Facility	F&M	Owned
Findlay, OH	Office Building & Storage	E&I	Leased
Greenwood Village, CO	Office Building	E&I	Leased
Houston, TX	Office Building	E&C/E&I	Leased
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Knoxville, TN	Office Building & Laboratory	E&I	Leased
Knoxville, TN	Warehouse	E&I	Leased
Lake Charles, LA	Module Assembly Facility	F&M	Leased
LaPorte, TX	Manufacturing Facility	Plant Services	Owned
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	F&M	Owned
Matamoros, Mexico	Pipe Fabrication Facility	F&M	Owned
Milton Keynes, United Kingdom	Office Building	E&C	Leased
Mississauga, Ontario	Office Building	E&C	Leased
Monroeville, PA	Office Building & Storage	E&I	Leased
Moorestown, NJ	Office Building	Power	Leased
New Brunswick, NJ	Manufacturing Facility	F&M	Leased
Prairieville, LA	Manufacturing Facility	Plant Services	Owned
St. Paul, VA	Warehouse	Power	Leased
Shreveport, LA	Manufacturing Facility	F&M	Owned
Shreveport, LA	Piping Components & Manufacturing Facility	F&M	Owned
Stoughton, MA	Office Building	E&C/Power	Leased
Trenton, NJ	Office Building	E&I	Leased
Tulsa, OK	Pipe Fabrication & Distribution Facility	F&M	Owned
Walker, LA	Office Building & Warehouse	F&M	Owned
Walker, LA	Pipe Fabrication Facility	F&M	Owned
West Monroe, LA	Pipe Fabrication Facility	F&M	Owned

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

For a description of our material pending legal and regulatory proceedings and settlements, see Note 14 — Contingencies and Commitments to our consolidated financial statement beginning on page F-2.

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

	High	Low

Fiscal Year ended August 31, 2010
First Quarter	33.63	24.50
Second Quarter	35.97	27.85
Third Quarter	40.49	30.78
Fourth Quarter	38.07	30.52
Fiscal Year ended August 31, 2009
First Quarter	49.50	11.47
Second Quarter	31.18	14.54
Third Quarter	34.70	20.14
Fourth Quarter	35.14	23.23

The closing sales price of our common stock on October 25, 2010, as reported on the NYSE, was $31.82 per share. On October 25, 2010, we had 269 shareholders of record.

We have not paid any cash dividends on the common stock. The declaration of dividends is at the discretion of our Board of Directors, and our dividend policy is reviewed by the Board of Directors on a regular basis. We are, however, subject to certain limitations on the payment of dividends under the terms of existing Credit Facilities. For additional information on these prohibitions, see our discussion of “Liquidity and Capital Resources” included in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders of our common stock relative to the cumulative total returns of the S&P 500 index (S&P 500) and the Dow Jones US Heavy Construction index (DJ Heavy Construction). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and the S&P 500 and DJ Heavy Construction indexes on August 31, 2005 and its relative performance is tracked through August 31, 2010.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Shaw Group Inc. (The), the S&P 500 Index
and the Dow Jones US Heavy Construction Index

*$100 invested on 8/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
Copyright© 2010 Dow Jones & Co. All rights reserved.

	8/05	8/06	8/07	8/08	8/09	8/10
The Shaw Group Inc.	100.00	119.24	237.20	234.79	139.00	153.55
S&P 500	100.00	108.88	125.36	111.40	91.06	95.53
DJ Heavy Construction	100.00	139.20	232.71	225.37	151.11	133.89

THE FOREGOING GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

See Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters with respect to information to be incorporated by reference regarding our equity compensation plans.

Item 6.	Selected Financial Data

The following table sets forth selected financial data as of and for the last five fiscal years ended August 31. The information presented below has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes thereto beginning on page F-2. KPMG LLP (KPMG), independent registered public accounting firm, audited our consolidated financial statements for the fiscal years ended August 31, 2007, 2008, 2009 and 2010. Ernst & Young LLP, independent registered public accounting firm, audited our consolidated financial statements for the fiscal year ended August 31, 2006.

	Year Ended August 31,
(In millions, except per share amounts)	2010	2009	2008	2007	2006

Consolidated Statements of Operations
Revenues	$7,000.8	$7,279.7	$6,998.0	$5,723.7	$4,775.6

Income (loss) from continuing operations	$92.7	$15.0	$140.7	$(19.0)	$50.2

Diluted income (loss) per common share from continuing operations	$1.08	$0.18	$1.67	$(0.24)	$0.63

Consolidated Balance Sheets
Total assets	$5,996.3	$5,557.2	$4,587.3	$3,894.4	$2,537.1

Westinghouse bonds, short-term	$1,520.7	$1,388.0	$—	$—	$—

Long-term debt and capital lease obligations, net of current maturities	$1.0	$7.6	$1,165.6	$1,096.8	$173.5

Cash dividends declared per common share	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with Part I of this Form 10-K as well as our consolidated financial statements and the notes thereto beginning on page F-2. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” and Part I, Item 1A — Risk Factors for a discussion of the risks, assumptions and uncertainties affecting these statements.

Overview

We achieved a number of significant milestones during fiscal year 2010. Most notably, two of our domestic EPC AP1000 nuclear power projects began producing meaningful financial results and we continued our strong performance on our hurricane protection project for the USACE in southeast Louisiana. Additionally, our work in China on the first four AP1000 nuclear reactors under construction continued to progress. Our fiscal year 2010 financial results were mixed with revenue and gross profit slightly lower than in fiscal year 2009, while income before tax was significantly improved. Operating cash flow was strong although less than the record cash flow from fiscal year 2009. We maintained a record amount of cash and cash equivalents and unrestricted and restricted short-term investments. The global economic climate and an uncertain domestic regulatory framework negatively impacted the number and value of new awards our segments received, which in turn, may adversely affect the financial results for those businesses in the first half of fiscal year 2011.

Our Power segment’s financial results reflect increased activity on two of our domestic AP1000 nuclear power projects as well as continued execution of EPC projects for new coal- and gas-fired power plants. We achieved certain milestones on our services contract for four new AP1000 units in China in fiscal year 2010, including the placement of the first nuclear concrete at all four units. Additionally, several structural modules have been set, including the CV Bottom Head at three of the four units and the CV 2nd Ring on two units.

The experience gained in China will benefit our domestic AP1000 nuclear projects as they reach similar stages of project execution. We have also made progress in achieving price certainty in a number of key commodities, which resulted in positive revisions to our estimated cost at completion on a number of contracts.

Our Plant Services segment achieved a slight increase in revenues and a significant increase in profits in fiscal year 2010. The segment benefited from a greater number and longer duration of fueling outages at U.S. nuclear power plants for new and existing customers. However, we believe major capital commitments at other industrial clients were delayed due to the global economic climate which offset the increased business volume from the nuclear plant outage work.

Our E&I segment generated strong revenue and earnings, primarily driven by increased volume in our federal sector for construction activity on our hurricane protection project for the USACE in southeast Louisiana and our MOX project for the DOE in South Carolina. These two projects continue to drive E&I’s earnings.

Our E&C segment experienced reduced revenues and earnings in fiscal year 2010 resulting primarily from a decline in new awards of high-margin engineering services contracts and a shift in revenues in fiscal year 2010 shift toward lower-margin EPC work on a major international project. We anticipate continued reduced revenues and profits during the first half of fiscal year 2011 for the E&C segment.

Similarly, our F&M segment experienced reduced revenues in fiscal year 2010 as compared to the record set in fiscal year 2009. We believe the global economic conditions resulted in fewer projects being executed and delays in capital commitments in fiscal year 2010 which, in turn, increased market pricing pressure and reduced profit margins on our work. Our new orders bookings (excluding the receipt of nuclear scope transferred from our Power segment) declined throughout the year. The decline in new orders (excluding the transfer of nuclear scope) is likely to result in comparatively reduced revenues and profits during the first half of fiscal year 2011. Finally, during fiscal year 2010 we completed our new state-of-the-art module facility in Lake Charles, Louisiana.

Our consolidated financial results continue to be negatively impacted by significant non-operating foreign exchange translation losses on our JPY-denominated Westinghouse Bonds. The translation loss occurs when the JPY appreciates against the USD. In fiscal years 2010 and 2009, we recorded pre-tax losses of $131.6 million and $198.1 million, respectively, related to foreign currency translation losses on the JPY-denominated bonds. The exchange rate of the JPY to the U.S. Dollar at August 31, 2010 was 84.8 as compared to 92.9 as of August 31, 2009.

Consolidated Results of Operations

Consolidated Revenues:

	For the Year Ended August 31,
(Dollars in millions)	2010	2009	2008

Amount	$7,000.8	$7,279.7	$6,998.0
$ Change from prior period	(278.9)	281.7
% Change from prior period	(3.8)%	4.0%

Consolidated revenues decreased during fiscal year 2010 as compared to fiscal year 2009. This decrease was primarily due to a $188.6 million decrease in revenues attributable to client furnished material in our E&C segment in fiscal year 2010 for which we recognize no gross profit. Revenues also declined in our F&M segment due to reduced business volumes.

Consolidated Gross Profit:

	For the Year Ended August 31,
(Dollars in millions)	2010	2009	2008

Amount	$586.0	$607.4	$586.0
$ Change from prior period	(21.4)	21.4
% Change from prior period	(3.5)%	3.7%

Consolidated gross profit decreased during fiscal year 2010 as compared to fiscal year 2009 primarily due to decreases in our E&C and F&M segments. E&I’s gross profit increased in fiscal year 2010 as compared to fiscal year 2009 due to increased construction activity on a hurricane protection project for the USACE in southeast Louisiana. See “Segment Results of Operations” below for additional information.

Consolidated Selling, General & Administrative Expenses (SG&A):

	For the Year Ended August 31,
(Dollars in millions)	2010	2009	2008

Amount	$288.0	$308.7	$276.3
$ Change from prior period	(20.7)	32.4
% Change from prior period	(6.7)%	11.7%

Consolidated SG&A decreased in fiscal year 2010 as compared to fiscal year 2009 primarily as a result of decreases in professional and contractor fees of approximately $15.9 million and non-income related taxes of approximately $5.0 million. Partially offsetting this decrease was an increase in employee compensation and related costs.

Consolidated Interest Expense:

	For the Year Ended August 31,
(Dollars in millions)	2010	2009	2008

Amount	$43.9	$73.6	$45.9
$ Change from prior period	(29.7)	27.7
% Change from prior period	(40.4)%	60.3%

Consolidated interest expense decreased in fiscal year 2010 as compared to fiscal year 2009. Interest expense associated with the JPY denominated bonds decreased approximately $30.6 million, or 44.5%, to $38.1 million in fiscal year 2010 from $68.7 million in fiscal year 2009 due primarily to our expensing in fiscal year 2009 the original issuance bond discount of $22.8 million and the remaining deferred financing cost of $6.6 million associated with the Westinghouse Bonds due to the occurrence of a Toshiba Event.

Consolidated Provision for Income Taxes:

	For the Year Ended August 31,
(Dollars in millions)	2010	2009	2008

Amount	$44.0	$11.9	$71.4
$ Change from prior period	32.1	(59.5)
% Change from prior period	269.7%	(83.3)%

Consolidated effective tax rate for fiscal year 2010 was 30% as compared to 37% for fiscal year 2009. The decrease in our effective tax rate was primarily due to the mix of earnings between our domestic and foreign operations, and a lower provision for uncertain tax positions in fiscal year 2010 as compared to fiscal year 2009. The consolidated effective tax rate for fiscal year 2010 also includes a benefit of research and experimentation tax credits in submitted claims or filed returns that were included in the provision for uncertain tax positions. See Note 10 — Income Taxes to our consolidated financial statements for a reconciliation of the federal statutory rate to the consolidated effective tax rate.

Consolidated Earnings (Losses) from Unconsolidated Entities:

	For the Year Ended August 31,
(Dollars in millions)	2010	2009	2008

Amount	$7.1	$11.0	$17.7
$ Change from prior period	(3.9)	(6.7)
% Change from prior period	(35.5)%	(37.9)%

Earnings from unconsolidated entities decreased in fiscal year 2010 as compared to fiscal year 2009 primarily due to a $2.3 million net of tax reduction in earnings related to our Westinghouse Equity.

Consolidated Net Income (Loss) Attributable to Shaw:

	For the Year Ended August 31,
(Dollars in millions)	2010	2009	2008

Amount	$92.7	$15.0	$140.7
$ Change from prior period	77.7	(125.7)
% Change from prior period	518.0%	(89.3)%

The increase in consolidated net income in fiscal year 2010 as compared to fiscal year 2009 was due to the reduction in current fiscal year of the pre-tax non-cash foreign currency translation loss on the Westinghouse Bonds of $66.5 million as well as the other factors discussed above.

Segment Results of Operations

The following analysis of our segments’ results of operations comparing revenues, gross profit, and Income (loss) before income taxes and earnings (losses) from unconsolidated entities for each of our operating segment for the fiscal years ended August 31, 2010, 2009, and 2008 (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2010	2009	2008

Revenues:
Power	$2,297.9	$2,581.2	$2,655.1
Plant Services	881.0	864.1	1,018.2
E&I	2,215.2	1,835.5	1,462.1
E&C	1,114.6	1,371.5	1,283.3
F&M	492.0	623.4	576.6
Corporate	0.1	4.0	2.7

Total revenues	$7,000.8	$7,279.7	$6,998.0

Gross profit:
Power	$119.7	$87.0	$153.1
Plant Services	53.2	17.8	49.4
E&I	206.8	161.7	105.9
E&C	110.7	198.7	124.3
F&M	93.5	138.0	150.0
Corporate	2.1	4.2	3.3

Total gross profit	$586.0	$607.4	$586.0

Gross profit percentage:
Power	5.2%	3.4%	5.8%
Plant Services	6.0	2.1	4.9
E&I	9.3	8.8	7.2
E&C	9.9	14.5	9.7
F&M	19.0	22.1	26.0
Corporate	NM	NM	NM

Total gross profit percentage	8.4%	8.3%	8.4%

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$64.9	$29.3	$112.7
Plant Services	43.7	6.7	33.8
E&I	138.8	91.0	39.3
E&C	64.4	153.0	97.4
F&M	63.9	106.6	126.8
Investment in Westinghouse	(169.8)	(267.0)	(107.9)
Corporate	(58.1)	(87.0)	(81.6)

Total income (loss) before income taxes and earnings (losses) from unconsolidated entities	$147.8	$32.6	$220.5

NM — Not meaningful.

Our revenues by industry were as follows:

	Fiscal Year Ended August 31,
	2010		2009		2008
Industry	(In millions)%		(In millions)%		(In millions)%

Environmental and Infrastructure	$2,215.2	32	$1,835.5	25	$1,462.1	21
Power Generation	2,985.8	43	3,168.5	44	3,258.7	47
Chemicals	1,715.0	24	2,120.0	29	2,096.9	29
Other	84.8	1	155.7	2	180.3	3

Total revenues	$7,000.8	100%	$7,279.7	100%	$6,998.0	100%

Our revenues by geographic region were as follows:

	Fiscal Year Ended August 31,
	2010		2009		2008
Geographic Region	(In millions)%		(In millions)%		(In millions)%

United States	$5,619.0	80	$5,669.7	78	$5,422.2	78
Asia/Pacific Rim countries	965.2	14	978.4	13	573.0	8
Middle East	263.2	4	386.3	5	719.5	10
United Kingdom and other European Countries	67.6	1	127.9	2	193.9	3
South America and Mexico	16.0	—	51.8	1	33.6	1
Canada	23.3	—	37.7	1	25.4	—
Other	46.5	1	27.9	—	30.4	—

Total revenues	$7,000.8	100%	$7,279.7	100%	$6,998.0	100%

Segment Analysis — Fiscal Year 2010 Compared to Fiscal Year 2009

Power Segment

Our Power segment continued executing major electric power generation projects across the globe during fiscal year 2010. The segment’s activity increased on two contracts for four domestic AP1000 nuclear units and two domestic new build gas-fired plants. Additionally, work continues on our services contract for four new AP1000 nuclear power reactors in China. However, reduced demand for electricity in the U.S. and uncertainty regarding air emission regulations in the U.S. contributed to a decline in our coal and air quality control businesses where we saw substantially reduced activities, opportunities and new awards throughout fiscal year 2010.

Revenues

Revenues decreased $283.3 million, or 11.0%, to $2,297.9 million in fiscal year 2010 from $2,581.2 million in fiscal year 2009. This decrease was primarily due to the significant decline in volume in our AQC and coal business lines attributable to the substantial completion of several large projects in fiscal year 2009. When aggregated, the reduced activity on those projects resulted in decreased revenue of approximately $861.9 million in fiscal year 2010 compared to fiscal year 2009. This decrease was partially offset by increased volume on two contracts for four domestic AP1000 nuclear reactors, two new build gas-fired power plants, and our services contract for four new AP1000 nuclear power reactors in China representing approximately $610.6 million in increased revenue in fiscal year 2010 compared to fiscal year 2009.

Gross Profit and Gross Profit Percentage

Gross profit increased $32.7 million, or 37.6%, to $119.7 million in fiscal year 2010 from $87.0 million in fiscal year 2009, and gross profit percentage increased to 5.2% in fiscal year 2010 from 3.4% in fiscal year 2009. The increases in gross profit and gross profit percentage were due to increased activity in fiscal year

2010 on domestic AP1000 contracts and increased profitability in our coal business lines which, when aggregated, added $108.9 million in gross profit in fiscal year 2010 compared to fiscal year 2009. Additionally, we have made progress in achieving price certainty on a number of key commodities, which resulted in reductions to our estimated cost at completion on a number of contracts. In fiscal year 2009, we reported significantly increased estimated costs to complete two coal-fired power plant projects, one of which amounted to $73.9 million. Higher legal costs and reduced volumes in our AQC business line in fiscal year 2010 partially offset the increases in gross profit described previously.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities increased $35.6 million, or 121.5%, to $64.9 million in fiscal year 2010 from $29.3 million in fiscal year 2009. This increase primarily resulted from the same factors affecting gross profit discussed above, as well as a slight decrease in the segment’s general and administrative expenses in fiscal year 2010 as compared to fiscal year 2009.

Plant Services Segment

Our Plant Services segment generated increased revenue and profitability in fiscal year 2010 compared to fiscal year 2009. These increases were driven primarily by projects for nuclear power plant refueling outages for new and existing customers. Partially offsetting the increase in revenue and profits was a decline in the volume of construction projects due to an overall decline in client capital spending and significant competition in the process and industrial markets.

Revenues

Revenues increased $16.9 million, or 2.0%, to $881.0 million in fiscal year 2010 from $864.1 million in fiscal year 2009. The increase was primarily attributable to a greater number and longer duration of nuclear power plant refueling outages for new and existing customers of approximately $79.0 million. A decline in the volume of smaller project awards partially offset increased revenues in fiscal year 2010 as compared to fiscal year 2009 resulting from a decline in overall construction spending and significant competition in the process and industrial markets.

Gross Profit and Gross Profit Percentage

Gross profit increased $35.4 million, or 198.9%, to $53.2 million in fiscal year 2010 from $17.8 million in fiscal year 2009 and gross profit percentage increased to 6.0% in fiscal year 2010 from 2.1% in fiscal year 2009. The increases in gross profit and gross profit percentage were primarily due to the increased number and length of nuclear refueling outages in fiscal year 2010 as well as a reduction of indirect expenses of approximately $14.5 million compared to fiscal year 2009. Fiscal year 2009’s gross profit and gross profit percentage were negatively impacted in the second quarter of fiscal 2009 by the resolution of a dispute with the owner of a major domestic power project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities increased $37.0 million, or 552.2%, to $43.7 million in fiscal year 2010 from $6.7 million in fiscal year 2009. The increase primarily resulted from the same factors affecting gross profit discussed above as well as lower general and administrative expenses.

E&I Segment

Our E&I segment’s revenues and profitability increased during fiscal year 2010 as compared to fiscal year 2009. These increases were driven primarily by our activities on our hurricane protection project for the USACE in southeast Louisiana, construction services for the temporary sand berms off the coast of Louisiana and our MOX project for the DOE in South Carolina. The USACE project should continue through fiscal year 2011 and the MOX project should continue for several years, depending on client options for additional work.

Revenues

Revenues increased $379.7 million, or 20.7%, to $2,215.2 million in fiscal year 2010 from $1,835.5 million in fiscal year 2009 primarily due to increased volumes of services provided to the U.S. government, led by increased construction activity on the hurricane protection project for the USACE, the temporary sand berm construction and our MOX project.

Gross Profit and Gross Profit Percentage

Gross profit increased $45.1 million, or 27.9%, to $206.8 million in fiscal year 2010 from $161.7 million in fiscal year 2009 while gross profit percentage increased to 9.3% in fiscal year 2010 from 8.8% in fiscal year 2009. The increase in gross profit and gross profit percentage was primarily due to activity on a hurricane protection, sand berm and MOX projects noted above. Gross profit and gross profit percentage also increased due to the overall volume increases and lower overhead costs as a percentage of revenue as compared to the prior fiscal year.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities increased $47.8 million, or 52.5%, to $138.8 million in fiscal year 2010 from $91.0 million in fiscal year 2009. The increase primarily resulted from the same factors affecting gross profit discussed above.

E&C Segment

As anticipated, our E&C segment results were adversely impacted by the current economic climate resulting in lower revenues and earnings in fiscal year 2010 as compared to the record levels in the fiscal year 2009. Revenues for E&C decreased from fiscal year 2009 primarily due to reduced volumes of client furnished materials and reimbursable costs which are invoiced to clients without profit and reduced revenues from engineering projects as a result of decreased new work awards. We see signs of renewed client interest in the early phases of major capital investments such as studies and front-end engineering and design contracts, which precede the engineering, procurement and construction phase of major projects, but the timing and award of these projects remains uncertain. As a result, we expect E&C’s volume of business through the first two quarters of fiscal year 2011 to be similar to the second half fiscal year 2010. The remainder of fiscal year 2011 is dependent on our ability to book new work during the first half of fiscal year 2011

Revenues

Revenues decreased $256.9 million, or 18.7%, to $1,114.6 million in fiscal year 2010 from $1,371.5 million in fiscal year 2009 due primarily to a decrease of $188.6 million in the volume of reimbursable client furnished materials for which we recognize no gross profit or loss and a decline in engineering services projects due to lack of new awards. Partially offsetting these decreases was increased volume on a major international ethylene project in Asia.

Gross Profit and Gross Profit Percentage

Gross profit decreased $88.0 million, or 44.3%, to $110.7 million in fiscal year 2010 from $198.7 million in fiscal year 2009. Gross profit percentage decreased to 9.9% in fiscal year 2010 from 14.5% in fiscal year 2009. The decrease in gross profit is due to the lower volume of engineering contracts in fiscal year 2010 compared to fiscal year 2009. The decrease in gross profit percentage is a result of lower volumes of higher margin engineering projects and increased activity from our major international ethylene project in Asia which has a lower gross margin percentage than our engineering projects. The reduced gross margin percentage was most prevalent during the fourth quarter of fiscal year 2010 when field costs increased on the international ethylene project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $88.6 million, or 57.9%, to $64.4 million in fiscal year 2010 from $153.0 million in fiscal year 2009. This decrease was primarily due to the factors affecting gross profit discussed above.

F&M Segment

Our F&M segment experienced decreased business volumes in fiscal 2010 from the record levels in fiscal year 2009. The global economic downturn negatively impacted our end markets, particularly clients in the oil refining and chemical/petrochemical industries with many projects being delayed into fiscal 2011. As a result, our non-nuclear bookings and profits declined in fiscal 2010. We expect the downturn in volume and profits to continue into the first half of fiscal year 2011 but subsequently to improve to the extent that the modular assembly and pipe fabrication work associated with the AP1000 work subcontracted from our Power segment commences.

Revenues

Revenues decreased $131.4 million, or 21.1%, to $492.0 million in fiscal year 2010 from $623.4 million in fiscal year 2009. This decrease was due to lower volumes resulting from lower bookings across the majority of our U.S. operations as a result of global economic environment partially offset by higher revenues in our Mexican operations.

Gross Profit and Gross Profit Percentage

Gross profit decreased $44.5 million, or 32.2%, to $93.5 million in fiscal year 2010 from $138.0 million in fiscal year 2009. Gross profit percentage decreased to 19.0% in fiscal year 2010 from 22.1% in fiscal year 2009. The decrease in gross profit and gross profit percentage was primarily due to reduced client demand for pipe fabrication services, a more competitive pricing environment and the completion of higher margin contracts in fiscal year 2010 as compared to fiscal year 2009.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $42.7 million, or 40.1%, to $63.9 million in fiscal year 2010 from $106.6 million in fiscal year 2009 primarily due to the factors affecting gross profit discussed above.

Investment in Westinghouse Segment

The results of our Investment in Westinghouse segment include both our 20% interest in Westinghouse’s reported earnings (loss), and the gain (loss) on translating the JPY-denominated Westinghouse Bonds (used to partially fund the Investment in Westinghouse in October 2006 through our subsidiary, NEH) to the USD equivalent at the end of each fiscal period. For fiscal years 2010 and 2009, we incurred losses before income taxes and earnings (losses) from unconsolidated entities of $169.8 million and $267.0 million in our Investment in Westinghouse segment. These results do not include any Westinghouse Dividends.

Because the Westinghouse Bonds are denominated in JPY, at the end of each fiscal period, GAAP requires that we revalue for financial reporting purposes the JPY-denominated Westinghouse Bond debt to its USD equivalent at the JPY / US Dollar exchange rate in effect at the end of each fiscal period, with the difference being recognized as a non-cash gain or (loss) in our Statement of Operations for that fiscal period. The losses in fiscal years 2010 and 2009 were primarily attributable to the non-cash foreign currency translation losses of $131.6 million and $198.1 million, respectively, resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the fiscal period.

As a result of the Westinghouse Bond holders having the ability to require us to exercise the Put Option to retire the bonds due to the Toshiba Event described previously, we reclassified the Westinghouse Bonds from long-term to current liabilities in the third quarter of fiscal year 2009. Additionally, we were required to expense a pre-tax total of $29.4 million in as interest expense, which included the $22.8 million in pre-tax unamortized original issuance bond discount as well as the $6.6 million in unamortized deferred financing costs associated with the Westinghouse Bonds. See Item 1 — Business for additional information.

Our 20% interest in Westinghouse’s earnings increased $4.2 million, or 36.5%, to $15.7 million in fiscal year 2010 from $11.5 million in fiscal year 2009. This increase was related to increases in revenues and operation profits in its Nuclear Services and Nuclear Power Plants segments.. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% of Westinghouse’s earnings (loss) as reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current reporting periods. Under this policy, the results of Westinghouse’s operations from July 1, 2009, through their calendar quarter ended June 30, 2010, were included in our financial statements for the twelve months ended August 31, 2010; and the results of Westinghouse’s operations from July 1, 2008, through their calendar quarter ended June 30, 2009, were included in our financial statements for the twelve months ended August 31, 2009.

As noted previously, the Westinghouse Bonds are JPY-denominated. From time-to-time, we enter into foreign currency forward contracts to hedge the impact of exchange rate changes on our JPY-denominated cash interest payments on the Westinghouse bonds,. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months.

Corporate

Corporate SG&A expenses decreased $16.4 million, or 18.0%, to $74.9 million in fiscal year 2010 from $91.3 million in fiscal year 2009. This decrease was due primarily to the successful remediation of material weaknesses in fiscal year 2009 resulting in lower professional fees in the current fiscal year, lower non-income-related tax expenses in fiscal year 2010, and lower compensation costs. This decrease was partially offset by an increase in health insurance costs.

Segment Analysis — Fiscal Year 2009 Compared to Fiscal Year 2008

Power Segment

During 2009, our Power segment continued to execute major electric power generation and air emission reduction projects across the globe. Reduced demand for electricity in the U.S. and the decline in the stock prices for electric utilities during 2009 likely adversely impacted electric utilities’ investment decisions during 2009 and may continue to impact those decisions going forward. However, the segment’s EPC work on three contracts for six new AP1000 nuclear power reactors in the U.S. were either fully or partially released in 2009 while work continued on our services contract for four new AP1000 nuclear power reactors in China. The domestic nuclear EPC contracts significantly increased this segment’s backlog of unfilled orders while new awards for air quality control system contracts and new build coal projects significantly declined. One new build coal / petroleum coke fired generation facility was canceled and removed from backlog in the second quarter of fiscal year 2009. Notwithstanding these changes to the power generation markets, the 2009 results for this segment were driven by EPC projects for new coal-fired, gas and nuclear power plants in the U.S. as well as from air emission reduction projects at existing power plants.

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

Gross Profit and Gross Profit Percentage

Gross profit decreased $66.1 million, or 43.2%, to $87.0 million in fiscal year 2009 from $153.1 million in fiscal year 2008 and gross profit percentage decreased to 3.4% in fiscal year 2009 from 5.8% in fiscal year 2008. These decreases were primarily due to significantly increased estimated costs to complete two coal-fired power plant projects, one of which amounted to $73.9 million that was recorded in the second quarter of fiscal year 2009. Additionally, the decline in the volume of air quality control system projects in fiscal year 2009 versus fiscal year 2008 contributed to the comparative decline in gross profit.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $83.4 million, or 74.0%, to $29.3 million in fiscal year 2009 from $112.7 million in fiscal year 2008. This decrease was primarily due to the factors affecting gross profit discussed above, as well as an increase in general and administrative expenses as our domestic nuclear work continues to advance.

Plant Services Segment

Our Plant Services segment experienced reduced activity in fiscal year 2009 versus fiscal year 2008, as the global recession adversely impacted the primary markets this segment serves. We performed fewer refueling outages for our nuclear electric utility clients in fiscal year 2009 as compared to fiscal year 2008, and we also performed fewer projects for our refining, chemical, and petrochemical clients who we believe delayed capital commitments because of economic conditions.

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

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

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

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes, minority interest, and earnings from unconsolidated entities increased $51.7 million, or 131.6%, to $91.0 million in fiscal year 2009 from $39.3 million in fiscal year 2008. This increase was primarily due to the factors affecting gross profit discussed above

E&C Segment

E&C experienced record revenues and earnings during fiscal year 2009 as we worked off a number of high-margin engineering projects in backlog. However, E&C’s record performance on existing projects was coupled with an increasingly challenging marketplace, as the global recession had a substantial and negative impact on the investment decisions of clients in the oil and petrochemical markets. Many of our clients delayed large capital investments during fiscal year 2009, and E&C’s bookings of new contracts declined as compared to 2008. The decline in bookings, combined with the work-off of many high-margin engineering services projects throughout fiscal year 2009, led to a gradual decline in volume and profits in the second half of fiscal year 2009.

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

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities increased $55.6 million, or 57.1%, to $153.0 million in fiscal year 2009 from $97.4 million in fiscal year 2008. This increase was primarily due to the factors affecting gross profit discussed above. However, the increase was partially offset by increased general and administrative expenses, primarily related to business development and proposal activities.

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

Gross Profit and Gross Profit Percentage

Gross profit decreased $12.0 million, or 8.0%, to $138.0 million in fiscal year 2009 from $150.0 million in fiscal year 2008. Gross profit percentage decreased to 22.1% in fiscal year 2009 from 26.0% in fiscal year 2008. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services which increased available capacity in our competitors’ facilities and resulted in a more competitive pricing environment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes, minority interest, and earnings from unconsolidated entities decreased $20.2 million, or 15.9%, to $106.6 million in fiscal year 2009 from $126.8 million in fiscal year 2008 primarily due to the factors affecting gross profit discussed above.

Investment in Westinghouse Segment

The Investment in Westinghouse segment includes the financial results of our Westinghouse Equity and the corresponding JPY- denominated debt that funded the investment which occurred on October 16, 2006. The total impact from the Investment in Westinghouse segment on our income before taxes and other items for fiscal years 2009 and 2008, were losses of $267.0 million and $107.9 million, pre-tax, and $155.3 million and $50.7 million, net of tax, respectively.

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

Corporate

Selling, General and Administrative Expenses (SG&A)

Corporate SG&A increased $3.5 million, or 4.0%, to $91.3 million in fiscal year 2009 from $87.8 million in fiscal year 2008. This increase was primarily related to increased labor and compensation costs, non-income-related tax expenses, and certain employee-related insurance costs. However, this increase was substantially offset by a significant reduction in external consulting fees incurred in fiscal year 2008 associated with the remediation of material weaknesses in internal control over financial reporting that existed at the time and lower fuel, repairs, and maintenance costs associated with our company aircraft. Additionally, we initiated cost-savings initiatives throughout fiscal year 2009.

Liquidity and Capital Resources

Overview of Fiscal Years 2010, 2009, and 2008

We generated $466.6 million in positive operating cash flow during 2010, and at August 31, 2010, our cash and cash equivalents, restricted and escrowed cash and cash equivalents, and unrestricted and restricted short-term investments increased $286.4 million, or 18.7%, to a record $1,819.7 million from $1,533.3 million at August 31, 2009. In addition to our cash and cash equivalents, we had $791.1 million of revolving credit available for borrowings under our Facility at August 31, 2010. Because we have pledged $296.9 million of our cash as collateral for letters of credit and because we may access that cash if needed, and replace that pledge with funding under our Facility, we view our net revolving credit availability as approximately $494.2 million.

Operating cash flow was generated by all operating segments during fiscal year 2010 except for our E&C, Corporate and Investment in Westinghouse segments. Operating cash flow was generated primarily by earnings in each segment, positive working capital movements, and the receipt of approximately $22.8 million in dividends from our investment in Westinghouse. In addition to the dividends received from our investment in Westinghouse, we also received a return of investment from Westinghouse of approximately $14.3 million.

Our primary source of operating cash inflows is from collections of our accounts receivable, which are generally invoiced based upon achieving performance milestone prescribed in our contracts. Our outstanding accounts receivable (AR) and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as regulated utilities, government agencies, multinational oil companies and industrial corporations, independent and merchant power producers. AR and CIE were 30.2% and 31.1% of current assets at August 31, 2010 and 2009, respectively. Positive working capital movements on contracts tend to be timing related and will reverse if new projects are not booked with similar positive working capital terms. See Note 5 — Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements beginning on page F-2 for additional information.

Many of our clients require that we issue letters of credit or surety bonds for work we perform. Our growth may be dependent on our ability to increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds and/or our ability to obtain from our clients more favorable terms reducing letter of credit and surety requirements on new work. Our need for letter of credit capacity may increase as we seek additional construction projects. Increases in outstanding performance letters of credit issued under our Facility reduce the available borrowing capacity under our

Facility. During the first quarter of fiscal year 2010, we increased the commitments under our Facility and extended its duration until October 2012. See additional details below.

Over the past three years, we have generated significant operating cash flow and currently have in excess of $1.8 billion of cash and short-term marketable securities. Our excess cash is generally invested in (1) money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S& P and/or Moody’s, respectively, (2) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody’s, respectively (3) publicly traded debt rated at least A/A2 or better by S&P and/or Moody’s, respectively, with maturities up to two years at the time of purchase or (4) publicly traded debt funds holding securities rated at least A/A2 or better by S&P and/or Moody’s, respectively.

At August 31, 2010, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $296.9 million used to voluntarily secure letters of credit and approximately $23.4 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue for the short term to voluntarily cash collateralize certain letters of credit in fiscal 2011 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.

In March 2009 and November 2009, we made voluntary cash contributions to underfunded pension plans in the United Kingdom totaling £8.0 million (approximately $11.4 million) and £5.0 million (approximately $8.3 million), respectively.

Approximately $223.1 million of our cash at August 31, 2010, was held in our international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

We continue to invest a portion of our excess cash to support the growth of our business lines. In fiscal year 2010, we invested approximately $194.4 million for property and equipment, primarily for our new modular facility in Louisiana, and for the purchase of heavy cranes used at large industrial construction sites. In addition, during fiscal year 2010, we made an investment of approximately $10.0 million to a joint venture that will construct a pipe fabrication facility in the U.A.E.

Our strong cash position, combined with the global economic climate, has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we have begun to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. If successful, this strategy will provide price and schedule certainty but requires that we expend our cash earlier than originally estimated under the contracts. At August 31, 2010, we have expended approximately $30.9 million under the early procurement program for fiscal year 2010 and are currently evaluating early procurement opportunities up to $110.0 million for fiscal year 2011. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful. In addition, while we currently intend to pursue procurements of this magnitude during fiscal year 2011, our ability to complete such purchases is subject to our ability to execute definitive purchase contracts as well as our ability to terminate this strategy should we identify other opportunities or needs that we determine are in our best interests to pursue.

We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.

The following table sets forth the cash flows for the last three years (in thousands):

	Year Ended August 31,
	2010	2009	2008

Cash flow provided by (used in) operations	$466,580	$737,976	$640,738
Cash flow provided by (used in) investing	(558,336)	(605,027)	(96,815)
Cash flow provided by (used in) financing	(23,026)	(30,450)	43,401
Cash (to) from variable interest entities		—	—
Effects of foreign exchange rate changes on cash	(1,620)	(1,117)	(927)

Operating Cash Flow

We generated $466.6 million in operating cash flows during fiscal year 2010 primarily as a result of earnings generated from our operating segments, positive working capital movements and dividends received from our Investment in Westinghouse. The primary contributors of this positive operating cash flow were our Power and E&I segments. We forecast our net operating cash flow will continue to be positive during fiscal year 2011, although at levels less than prior years.

In fiscal year 2009, we generated record cash flow of $738.0 million compared to $640.7 million in fiscal year 2008. The increase was generated primarily by earnings from all our operating segments as well as positive working capital movements. The largest contributors to this cash flow were from our Power and F&M segments.

Investing Cash Flow

Cash used in investing activities in fiscal year 2010 decreased $46.7 million as compared to fiscal year 2009 primarily due to our use of $383.6 million for restricted and escrowed cash as well as restricted and unrestricted short-term investments in fiscal year 2010 compared to $495.0 million in fiscal year 2009 offset by $194.4 million used for the purchase of property in equipment in fiscal year 2010 compared to $132.2 million in fiscal year 2009. During fiscal year 2010, our investing activities also included a return of investment from Westinghouse of approximately $14.3 million. In addition, in fiscal year 2010 we increased the cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities to $296.9 million from $152.7 million in fiscal 2009.

Net cash used in investing activities decreased in fiscal year 2009 compared to fiscal year 2008 primarily due to the $342.2 million used for short-term investments as well as $152.7 million cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities.

Financing Cash Flow

Net cash flows used in financing activities decreased $7.4 million in fiscal year 2010 compared to fiscal year 2009 primarily due to the an increase in the repayment of debt and leases offset by an increase in the issuance of common stock and the excess tax benefits related to the exercise of stock options and/or the vesting of restricted stock awards.

Net cash flows from financing activities decreased $73.9 million from fiscal year 2008 to fiscal year 2009 primarily due to a reduction in the issuance of common stock and the excess tax benefits related to the exercise of stock options and/or the vesting of restricted stock awards. See Note 12 — Share-Based Compensation in Part II, Item 8 — Financial Statements and Supplementary Data for additional information about our Stock Compensation Plans.

See Note 9 — Debt and Revolving Lines of Credit and Note 7 — Equity Method Investments in Part II, Item 8 — Financial Statements and Supplementary Data for additional information about our Westinghouse Bonds.

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

Commitment Expiration	(In millions)

Total Commitments as of August 31, 2010	$1,095.0
Commitments expiring April 25, 2011	(95.0)

Commitments April 25, 2011 through October 25, 2012	$1,000.0

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

During fiscal year 2010, no borrowings were made under our previous credit facility and none have been made through the date of this filing under the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $303.9 million as of August 31, 2010, and those letters of credit reduce what is otherwise available for borrowing under our Facility.

At August 31, 2010, we were in compliance with the covenants contained in our Restated Credit Agreement.

See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility financial covenants and matters related to our compliance with those covenants during fiscal year 2010.

Other Revolving Lines of Credit

Additionally, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions which are available for letters of credit and, to a lesser extent, working capital loans. See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 for additional information.

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

See Note 7 — Equity Method Investments included in our consolidated financial statements beginning on page F-2 for a discussion of guarantees related to our Privatization entities.

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At August 31, 2010, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
		Less Than
Commercial Commitments(1)	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit -Domestic and Foreign	$641.7	$540.7	$101.0	$—	$—
Surety bonds	609.0	574.2	18.1	2.8	13.9

Total Commercial Commitments	$1,250.7	$1,114.9	$119.1	$2.8	$13.9

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to September 1, 2010.

Of the amount of outstanding letters of credit at August 31, 2010, $450.5 million were issued to clients in connection with contracts (performance letters of credit). Of the $450.5 million, five clients held $297.3 million or 66.0% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at August 31, 2010 to a single client on a single project is $117.5 million, of which, $58.7 million was returned to us in October 2010, reducing the amount of outstanding letters of credit. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At August 31, 2010 and August 31, 2009, we had total surety bonds of $609.0 million and $729.7 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at August 31, 2010 and August 31, 2009 was $262.6 million and $282.1 million, respectively.

Fees related to these commercial commitments were $19.3 million for fiscal year 2010 compared to $14.9 million for fiscal year 2009.

For a discussion of long-term debt and a discussion of contingencies and commitments, see Note 9 — Debt and Revolving Lines of Credit and Note 14 — Contingencies and Commitments, respectively, included in our consolidated financial statements beginning on page F-2.

Aggregate Contractual Obligations

As of August 31, 2010 we had the following contractual obligations (in millions):

	Payments Due by Period
		Less Than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt obligations(a)	$1,630.7	$39.5	$1,591.2	$—	$—
Capital lease obligations	1.5	0.5	0.8	0.2	—
Interest rate swap(b)	33.2	—	33.2	—	—
Operating lease obligations	359.4	72.8	113.1	81.7	91.8
Purchase obligations(c)	20.4	9.7	9.1	1.6	—
Pension obligations(d)	72.2	7.4	13.4	14.0	37.4

Total contractual cash obligations	$2,117.4	$129.9	$1,760.8	$97.5	$129.2

(a)	Amounts for long-term debt obligations represent both principal and interest payments. Future interest payments for the JPY-denominated Westinghouse bonds are estimated using the JPY to dollar exchange rate at August 31, 2010.

(b)	On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. At August 31, 2010, the fair value of the swap totaled approximately $33.2 million and is included as a current liability in our consolidated financial statements beginning on page F-2.

(c)	Purchase obligations primarily relate to IT technical support and software maintenance contracts. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(d)	Pension obligations, representing amounts expected to be paid out from plans, noted under the heading “After 5 years” are presented for the years 2016-2020.

See Note 9 — Debt and Revolving Lines of Credit, Note 13 — Operating Leases, Note 14 — Contingencies and Commitments and Note 17 — Employee Benefit Plans included in our consolidated financial statements beginning on page F-2.

Backlog of Unfilled Orders

General.  Our backlog represents management’s estimate of potential future revenues we expect may result from contracts awarded to us by clients. Backlog is estimated using legally binding agreements for projects that management believes are likely to proceed. Management evaluates the potential backlog value of each project awarded based upon the nature of the underlying contract, commitment and other factors, including the economic, financial, and regulatory viability of the project and the likelihood of the contract proceeding. Projects in backlog may be altered (increased or decreased) for scope change and/or may be suspended or cancelled at any time by our clients.

New bookings and ultimately the amount of backlog of unfilled orders is largely a reflection of the global economic trends. The volume of backlog and timing of executing the work in our backlog is important to us in anticipating our operational needs. Backlog is not a measure defined in GAAP, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.

All contracts contain client termination for convenience clauses, and many of the contracts in backlog provide for cancellation fees in the event clients cancel projects whether for convenience or a stated cause. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation, and to varying degrees, a percentage of the profits we would have realized had the contract been completed.

The process to add new awards to backlog is generally consistent among our segments and is based on us receiving a legally binding agreement with clients plus management’s assessment that the project will likely proceed. Additional details relating to each segment’s booking process follows:

Power and E&C Segments.  We define backlog in our Power and E&C segments to include projects for which we have received legally binding commitments from our clients and our pro rata share of projects for which our consolidated joint venture entities have received legally binding commitments. These commitments typically take the form of a written contract for a specific project or a purchase order, and sometimes require that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. The value of work subcontracted to our F&M segment is removed from the backlog of the Power and E&C segments and is shown in the backlog of our F&M segment.

Plant Services Segment.  We define backlog in the Plant Services segment to include projects which are based on legally binding contracts from our clients. These commitments typically take the form of a written contract or a specific project purchase order and can cover periods ranging from three to five years. Many of these contracts cover reimbursable work to be designated and executed over the term of the agreement. Accordingly, certain of the backlog amounts are based on the underlying contracts/purchase orders, our clients’ historic maintenance requirements, as well as our future cost estimates based on the client’s indications of future plant outages. Our Plant Services segment backlog does not include any awards for work expected to be performed more than five years after the date of our financial statements.

E&I Segment.  Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the U.S. government budget processes, confirmed funding is usually appropriated for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications provided by our clients of future values, our estimates of the work required to complete the contract, our experience with similar awards and similar clients, and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our contract value. The programs are monitored, estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.

F&M Segment.  We define backlog in the F&M segment to include projects for which we have received a legally binding commitment from our clients. These commitments typically take the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for clients’ anticipated projects under alliance type agreements. A significant amount of our F&M segment’s backlog results from inter-company awards received from our Power, E&I, and E&C segments. In such cases, we include the value of the subcontracted work in our F&M segment’s backlog and exclude it from the corresponding affiliate segment.

At August 31, 2010, and August 31, 2009, our backlog was as follows:

	August 31,
	2010		2009
Segment	in millions	%	in millions	%

Power	$11,407.9	57	$12,795.1	56
Plant Services	1,850.0	9	1,808.1	8
E&I	4,942.8	25	5,439.0	24
E&C	671.0	3	1,298.6	6
F&M	1,246.7	6	1,374.8	6

Total backlog	$20,118.4	100%	$22,715.6	100%

	August 31,
	2010		2009
Industry	in millions	%	in millions	%

Environmental and Infrastructure	$4,942.8	25	$5,439.0	24
Energy	13,938.4	69	15,478.1	68
Chemical	1,225.5	6	1,761.1	7
Other	11.7	—	37.4	1

Total backlog	$20,118.4	100%	$22,715.6	100%

	August 31,
	2010		2009
Geographic Region	in millions	%	in millions	%

Domestic	$19,126.6	95	$20,978.2	92
International	991.8	5	1,737.4	8

Total backlog	$20,118.4	100%	$22,715.6	100%

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at August 31, 2010.

During the fiscal quarter ended May 31, 2009, we received notice from our client of a significant delay in the construction schedule for the aforementioned two new AP1000 nuclear reactors to be located in Florida relating to early construction activities. Our client advised us that these activities would not be performed for these units until the combined operating license (COL) is issued by the Nuclear Regulatory Commission for the plant, which we understand is expected to occur in late 2012. As a result, the first reactor is now expected to enter service in 2021, with the second 18 months later. In the interim, we continue to perform limited engineering and support services and have not removed or altered the corresponding contract value from our backlog as our contract with the client remains in effect. The amount of revenues and contract profit expected to be generated from this project during fiscal year 2011 and 2012 is likely to be immaterial when considered in relation to our consolidated operations. We expect to recover any future adverse cost impacts associated with the current schedule delay. If our client were to cancel the project, we would be entitled to retain all proceeds collected to date, collect any receivables that may be outstanding at that time and be entitled to invoice additional amounts as prescribed under our contract.

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 89.8% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of this, or any of our other nuclear projects in backlog would result in a significant reduction of our reported backlog as well as on our future earnings.

Inflation and Changing Prices

Historically, overall inflation and changing prices in the economies in which we perform our services have a minimal effect on our gross profit and our income from continuing operations. Generally, for our long-term contract pricing and related cost to complete estimates, we attempt to consider the impact of potential price changes on deliveries of materials and equipment expected to occur in the future. Additionally, for our projects that are reimbursable at cost plus a fee, we generally are reimbursed for all contractual costs including rising costs in an inflationary environment. Certain of our fixed-price contracts in our Power and E&C segments frequently may provide for commodity price adjustments tied to various indices. However, to the extent we receive cash collections from clients in advance of payments due vendors and subcontractors, we could be exposed to the risks of inflation. Additionally, we may advance purchase materials and equipment to minimize the impacts of potential future inflation. While these actions are attempts to mitigate inflation risks, there can be no assurance that such actions will be successful. The EPC nuclear contracts currently being executed tend to have longer execution periods than projects we previously executed. Accordingly there can be no assurance that our efforts to mitigate inflation risks will be successful. See Part I, Item 1 — Business — Types of Contracts and Part I, Item 1A — Risk Factors for additional information about the nature of our contracts. Additionally, Item 7A — Quantitative and Qualitative Disclosures about Market Risk addresses the impact of changes in interest rates on our earnings.

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

Revenue and Profit/Loss Recognition on Long-Term Construction Accounting Including Claims, Unapproved Change Orders and Incentives

Our revenues are primarily derived from long-term contracts that are reported on the percentage-of-completion method of accounting in accordance with Accounting Standards Codification (ASC) 605-35, Construction-Type and Production-Type Contracts.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by clients, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. For example, our Power segment’s gross profit for fiscal year 2009 was significantly reduced by substantially increased estimated costs to complete two coal-fired power plant projects.

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

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe, steel, and module fabrication services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in ASC 605. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe and steel fabrication services.

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

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on our projects. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining at August 31, 2010 and 2009 was $8.2 million and $13.0 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility, and, as a result, these differences could be material.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation and revenue recognition guidelines of ASC 605, Revenue Recognition. For service-only contracts, and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the client. Award fees on construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

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

In accordance with ASC 450, Contingencies, amounts are recorded as charges to earnings when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Income Taxes

Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting basis and the income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At August 31, 2010, we had deferred tax assets of $273.3 million, net of valuation allowance and deferred tax liabilities, including $53.0 million related to net operating losses and tax credit carryforwards. At August 31, 2010, we had a deferred tax asset valuation allowance of $27.4 million (see Note 10 — Income Taxes included in our consolidated financial statements beginning on page F-2).

Goodwill and Intangible Assets Impairment Review

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

To calculate the fair value of a reporting unit used in our goodwill impairment review, we utilized the guideline public company method (a market approach) and the discounted cash flow method (an income approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under these two methods. When performing our annual impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators. If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

The guideline public company method relies on valuation multiples derived from stock prices, financial results and enterprise values from the trailing twelve months of publicly traded companies that are comparable to the subject reporting unit. The derived valuation multiples are then applied to each reporting unit to develop an estimate of the fair value of the subject reporting unit. The earnings multiples used in our goodwill impairment review ranged between 5 times and 9 times.

The discounted cash flow method relies upon a company’s estimated future cash flows, and then “discounting” those future flows by the desired rate of return in order to determine the “present value” of the future cash stream. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin, and terminal value capitalization rate. The discount rates used in the discounted cash flow models ranged from 13.0% to 15.0%. The terminal value was calculated by using a terminal value capitalization rate of 3%.

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

At the March 1, 2010 testing date, our annual review did not indicate an impairment of goodwill for any of our reporting units and all of our reporting units had fair values in excess of carrying values by more than 10%. The resulting fair values provided valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. No events or changes in circumstances have occurred that would indicate an impairment of goodwill since the annual testing date.

See Note 8 — Goodwill and Other Intangibles to our consolidated financial statements beginning on page F-2 for additional information related to our goodwill impairment reviews.

We also perform an analysis on our intangible assets to test for impairment whenever events occur that indicate an impairment could exist.

Pension Plans

Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with ASC 715, Compensation — Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

Discount rates are determined annually and are based on rates of return of high-quality corporate bonds. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plans decreased to 4.75-4.90% at August 31, 2010, compared to 5.60% — 5.75% at August 31, 2009, reflecting lower interest rates experienced during the fiscal year. A 25 basis point increase in the discount rates would reduce the benefit obligations on our foreign pension plans by approximately $5.5 million.

The rate of return expected on our plan assets was 5.99% — 7.0% at August 31, 2010 compared to 6.4% — 7.0% at August 31, 2009. To determine the rates of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets.

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

Multiemployer Plans

We participate in various multiemployer pension plans under union and industry-wide agreements. Generally, these plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act (ERISA), a contributor to a multiemployer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We recognize expense in connection with these plans as contributions are funded. Moreover, if we were to exit certain markets or otherwise cease making contributions to these funds, we might trigger a substantial withdrawal liability. Based on the most recent information available to us, we believe that the present value of actuarial accrued liabilities in one of these multiemployer plans exceeds the value of the assets held in trust to pay benefits. As a result, our contributions in the future might increase. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

Recent Accounting Guidance

For a discussion of recent accounting guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 1 — Description of Business and Summary of Significant Accounting Policies included in Part II, Item 8 — Financial Statements and Supplementary Data.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We do not enter into derivative financial instruments for speculative or trading purposes. In the normal course of business, we have exposure to both interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

We are exposed to interest rate risk due to changes in interest rates, primarily in the U.S. and Japan. Our policy is to manage interest rate risk through the use of a combination of fixed and floating rate debt and short-term fixed rate investments.

Our Facility provides that both revolving credit loans and letters of credit may be issued within the $1,095.0 million unexpired limit of the Restated Credit Agreement. Although there were no borrowings as of August 31, 2010, the interest rate that would have applied to any borrowings under the Facility was 4.6%. For further discussion, see Note 9 — Debt and Revolving Lines of Credit included in consolidated financial statements beginning on page F-2.

At August 31, 2010, we have outstanding variable rate Westinghouse bonds (face value billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (0.44% as of August 31, 2010). We have entered into an interest rate swap agreement with a major bank through March 15, 2013, which fixes our interest payments at 2.398%. The effectiveness of this swap is dependent on our counterparty’s continued performance.

The table below provides information about our outstanding debt instruments (including capital leases) that are sensitive to changes in interest rates. The table presents principal cash repayments and related weighted average interest rates by expected maturity dates. The information is presented in U.S. Dollar equivalents, which is our reporting currency. The table is denominated in millions of U.S. Dollars and is accurate as of August 31, 2010.

	Expected Maturity Dates
								Fair
	2011	2012	2013	2014	2015	Thereafter	Total	Value

Long-term debt
Fixed rate	$4.5	$0.3	$427.2	$0.3	$—	$—	$432.3	$607.9
Average interest rate	5.9%	6.1%	2.2%	6.1%	—	—
Variable rate	—	—	653.1	—	—	—	$653.1	$918.3
Average interest rate	—	—	2.4%	—	—	—

The calculated fair value of long-term debt (including capital leases) incorporates the face value of the Westinghouse Bonds and related foreign currency translation adjustments recognized at August 31, 2010.

Foreign Currency Exchange Rate Risk

During fiscal year 2007, we issued the JPY-denominated Westinghouse Bonds in connection with our Investment in Westinghouse. These bonds, which have an aggregate face value of JPY128.98 billion (or $1.52 billion as of August 31, 2010), are revalued at the end of each accounting period using period-end exchange rates. Although the Put Option associated with our investment in Westinghouse, if exercised in full, would mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the JPY versus the U.S. Dollar could significantly reduce our returns on our investment in Westinghouse. See Note 7 — Equity Method Investments and Note 9 — Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for more information regarding these JPY-denominated bonds and our Investment in Westinghouse.

The majority of our transactions are in U.S. Dollars; however, some of our subsidiaries conduct their operations in various foreign currencies. Currently, when considered appropriate, we use hedging instruments to manage the risk associated with our subsidiaries’ operating activities when they enter into a transaction in a currency that is different than their local currency. In these circumstances, we will frequently utilize forward exchange contracts to hedge the anticipated purchases and/or revenues. We attempt to minimize our exposure to foreign currency fluctuations by matching revenues and expenses in the same currency as our contracts. At August 31, 2010, we had a minimal number of forward exchange contracts outstanding that were hedges of interest payments on the Westinghouse Bonds.

Item 8.	Financial Statements and Supplementary Data

The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are included in this report beginning on page F-2. Certain selected quarterly financial data is included under Item 7 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Form 10-K.

Item 9A. —	Controls and Procedures

a)	Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2010.

b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed by management, under the supervision of our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed of the effectiveness as of August 31, 2010 of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded our internal control over financial reporting was effective as of August 31, 2010, based upon the criteria issued by COSO.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated October 28, 2010, appears on page F-2 of this Form 10-K.

c)	Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended August 31, 2010, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

J. M. Bernhard, Jr., age 56, our founder, has been our Chief Executive Officer and a director since our inception in August 1987. Mr. Bernhard served as our President from our inception until September 2003 and was re-elected as President in November 2006. He has been Chairman of our Board since August 1990. Prior to founding Shaw, Mr. Bernhard was Vice President and General Manager of Sunland Services, a pipe fabrication company, which was later acquired by Shaw. He is also a member of numerous trade and civic organizations. He graduated from Louisiana State University in 1976 with a degree in Construction Management.

James F. Barker, age 63, has served as a director since January 2004. Mr. Barker has served as president of Clemson University since October 1999. He earned his bachelor of architecture degree from Clemson in 1970 and his master of architecture and urban design degree from Washington University in St. Louis in 1973. Before returning to Clemson in 1986 to serve as dean of the College of Architecture, he was dean of the School of Architecture at Mississippi State University.

Thos. E. Capps, age 73, has served as a director since July 2007. Mr. Capps served as Chief Executive Officer of Dominion Resources, Inc. (NYSE: D) from January 2000 to December 2005; as President from September 1995 to December 2003; as Chairman from September 1995 to January 2000; as Vice Chairman of the Board from January 2000 to August 2000; and as President and Chief Executive Officer from September 1995 to January 2000. Dominion Resources is a power and energy company that supplies electricity, natural gas and other energy sources, and operates generation facilities. Mr. Capps is a member of the boards of directors of Amerigroup Corp. of Virginia Beach, a publicly-held, managed-health care company, and of Associated Electric & Gas Insurance Services Ltd., which operates as a non-assessable mutual insurance company in the U.S., offering insurance and risk management products and services to the utility and related energy industry.

Daniel A. Hoffler, age 62, has served as a director since January 2006. Mr. Hoffler is the Chairman of the board of directors of Armada Hoffler, a premier commercial real estate development and construction organization located in Virginia, which he founded over 25 years ago. Before founding Armada Hoffler, Mr. Hoffler was employed as Vice President of Marketing for Eastern International, Inc., a commercial real estate development and construction company specializing in construction of warehouse and office buildings. Prior to that, Mr. Hoffler was employed as a Regional Manager for Dun and Bradstreet, a credit information provider. From 1992 through 1996, Mr. Hoffler served on the University of Virginia board of visitors. In 1987, he was chosen as the Outstanding Citizen of Hampton Roads, Virginia. In 1986, Mr. Hoffler was appointed to a five-year term to the Virginia Governor’s Advisory Board for Industrial Development for the Commonwealth of Virginia.

David W. Hoyle, age 71, has served as a director since January 1995. For the past 25 years, he has been self-employed, primarily as a real estate developer. From 1992 until 2010, he served as a Senator in the North Carolina General Assembly. In October 2010, he was sworn in as Secretary of Revenue for the State of North Carolina. Senator Hoyle is the Chairman of the board of directors of Citizens South Banking Corporation, a bank holding company, and is the Chairman Emeritus of the board of directors of its wholly-owned subsidiary, Citizens South Bank. Senator Hoyle also serves as a director of several private corporations as well as of several civic, educational and charitable organizations.

Michael J. Mancuso, age 68, has served as a director since August 2006. Mr. Mancuso was named Vice President and Chief Financial Officer of Computer Services Corporation (NYSE: CSC), a publicly-held leading provider of information technology and professional services to large corporations and governments, on December 1, 2008. In June 2006, after 13 years’ service, Mr. Mancuso retired from General Dynamics Corporation (NYSE: GD), a company engaged in the field of mission-critical information systems and technologies, land and expeditionary combat systems, armaments and munitions, shipbuilding and marine systems and business aviation; he served as its Senior Vice President and Chief Financial Officer since 1994. Mr. Mancuso also serves on the board of directors for SPX Corporation (NYSE: SPW), a publicly-held industrial manufacturer headquartered in Charlotte, North Carolina.

Albert D. McAlister, age 59, has served as a director since April 1990. Since 1975, Mr. McAlister has been a partner in the law firm of McAlister & McAlister, P.A. in Laurens, South Carolina.

Stephen R. Tritch, age 61, was appointed to a newly-created eighth director position by our Board on April 22, 2009. Mr. Tritch is the retired Chairman of Westinghouse Electric Company, a group company of Toshiba Corporation, and has served in that capacity from July 1, 2008, to July 1, 2010. Westinghouse is a pioneering nuclear power company and a leading supplier of nuclear plant products and technologies to utilities throughout the world. From July 2002 to July 2008, Mr. Tritch served as President and Chief Executive Officer of Westinghouse. Mr. Tritch had been employed by Westinghouse since 1971. Mr. Tritch is a member of the American Nuclear Society and was appointed by then-President Bush to the President’s Export Council. Mr. Tritch is also Chairman of the Board of Trustees at the University of Pittsburgh; a member of the Board of Trustees for the Senator John Heinz History Center in Pittsburgh; and a member of the board of directors of Koppers Holdings, Inc. (NYSE: KOP), a publicly-held company and a leading producer of carbon compounds and treated wood products, headquartered in Pittsburgh, Pennsylvania. He is also a member of the Board of PaR Systems, a privately-held robotic systems supplier, headquartered in Minneapolis, Minnesota, and a director of several charitable organizations.

Executive Officers

The following table provides information with respect to our current executive officers. Each executive officer has been elected to serve until his successor is duly appointed or elected by the Board of Directors or his earlier removal or resignation from office.

Name	Age	Position

J.M. Bernhard, Jr.	56	Chairman of the Board of Directors, President and Chief Executive Officer
George P. Bevan	63	President of the Environmental & Infrastructure (E&I) Group
David L. Chapman, Sr.	65	President of the Fabrication & Manufacturing (F&M) Group
John Donofrio	48	Executive Vice President, General Counsel and Corporate Secretary
Brian K. Ferraioli	55	Executive Vice President and Chief Financial Officer
Gary P. Graphia	48	Executive Vice President and Chief Operating Officer
Michael J. Kershaw	61	Senior Vice President and Chief Accounting Officer
Louis J. Pucher	67	President of the Energy & Chemicals (E&C) Group
Clarence Ray	63	Chief Executive Officer of Power Group

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

Clarence Ray currently serves as Chief Executive Officer of our Power Group, having been appointed to this position on September 14, 2010. Mr. Ray first joined us in February 2007 as Executive Vice President of our Power Group and held that position until appointed to his current position. Prior to joining Shaw, from April 2006 to January 2007, Mr. Ray served as Group Vice President, Construction and Project Management and, from January 2004 until April 2006, served as Group Vice President and Chief Procurement Officer of the Procurement, Construction and EH&S for Duke Energy Corporation, a highly diversified energy holding company headquartered in Charlotte, North Carolina.

Corporate Governance

Pursuant to General Instruction G to Form 10-K, the remaining information required for this item is incorporated by reference to the information that will be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders (except for the information set forth under “Code of Corporate Conduct and Ethics” immediately below).

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

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders.

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

See Part II, Item 8 — Financial Statements and Supplementary Data.

Additionally, the following financial statements are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X:

Combined Financial Statements of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Combined Balance Sheets as of March 31, 2010 and 2009
Combined Statements of Operations for the fiscal years ended March 31, 2010 and 2009
Combined Statements of Stockholders’ Equity for the fiscal years ended March 31, 2010 and 2009
Combined Statements of Cash Flows for the fiscal years ended March 31, 2010 and 2009
Notes to Combined Financial Statements

2. Financial Statement Schedules.

All schedules have been omitted because the information is not required or not in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3. Exhibit Listing.

The exhibits marked with the cross symbol (†) are filed or furnished (in the case of Exhibits 32.1 and 32.2) with this Form 10-K. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

				SEC File or	Exhibit
Exhibit				Registration	or Other
Number		Document Description	Report or Registration Statement	Number	Reference

2.1		Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	Form 8-K filed on October 18, 2006	1-12227	2.01

2.2		Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	Form 8-K filed on October 18, 2006	1-12227	2.02

3.1		Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.2		Amended and Restated By-Laws of the Company dated as of January 30, 2007	Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

4.1		Specimen Common Stock Certificate	Form 10-K for the fiscal year ended August 31, 2007	1-12227	4.1

4.2		Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	Form 8-A filed on July 30, 2001	1-12227	99.1

4.3		The Shaw Group Inc. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of The Shaw Group Inc. and its consolidated subsidiaries to the Commission upon request.

*10	.1	The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period February 28, 2009	1-12227	10.8

*10	.2	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.66

				SEC File or	Exhibit
Exhibit				Registration	or Other
Number		Document Description	Report or Registration Statement	Number	Reference

*10	.3	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.67

*10	.4	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.68

*10	.5	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.69

*10	.6	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.70

*10	.7	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	Form S-8 filed on June 12, 2001	333-62856	4.6

*10	.8	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

*10	.9	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5

*10	.10	Written description of the Company’s compensation policies and programs for non-employee directors	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227

*10	.11	Flexible Perquisites Program for certain executive officers	Form 8-K filed on November 1, 2004	1-12227

*10	.12	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2009	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 17, 2009	1-12227

*10	.13	Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and J.M. Bernhard, Jr.	Form 8-K filed on January 7, 2009	1-12227	10.1

*10	.14	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	Form 8-K filed on December 24, 2008	1-12227	10.1

*10	.15	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34

*10	.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	Form 8-K filed on January 7, 2009	1-12227	10.2

				SEC File or	Exhibit
Exhibit				Registration	or Other
Number		Document Description	Report or Registration Statement	Number	Reference

*10	.17	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.13

*10	.18	Amendment to the Amended and Restated Employment Agreement dated December 31, 2008, by and between the Company and J.M. Bernhard, Jr	Form 10-Q for the quarter ended May 31, 2010	1-12227	10.48

*10	.19	Employment Agreement of David L. Chapman, Sr. dated April 6, 2002	Form 8-K filed December 24, 2003	1-12227	99.1

*10	.20	Amendment to Employment Agreement of David L. Chapman, Sr., dated November 29, 2004 (with an effective date of April 1, 2005)	Form 8-K filed on January 12, 2005	1-12227	10.1

*10	.21	Letter Agreement between the Company and David L. Chapman, Sr. dated as of March 12, 2008	Form 8-K filed on March 17, 2008	1-12227	10.1

*10	.22	Offer Letter dated as of August 31, 2007, by and between the Company and Michael J. Kershaw	Form 8-K filed on December 21, 2007	1-12227	10.1

*10	.23	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.16

†*10	.24	Second Amended and Restated Employment Agreement dated as of July 22, 2010 by and between the Company and John Donofrio

*10	.25	The Shaw Group Inc. 401(k) Plan	Form S-8 filed on May 4, 2004	333-115155	4.6

*10	.26	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	Form S-8 filed on May 4, 2004	333-115155	4.6

*10	.27	The Shaw Group Deferred Compensation Plan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.10

*10	.28	The Shaw Group Deferred Compensation Plan Form of Adoption	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.11

*10	.29	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6

10.30		Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	Form 8-K filed on July 28, 2000	1-12227	2.1

			SEC File or	Exhibit
Exhibit			Registration	or Other
Number	Document Description	Report or Registration Statement	Number	Reference

10.31	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	Form 8-K filed on May 16, 2002	1-12227	2.1

10.32	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.2

10.33	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.3

10.34	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.2

10.35	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.3

10.36	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	Form 8-K filed on October 18, 2006	1-12227	10.4

10.37	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	Form 8-K filed on October 18, 2006	1-12227	10.5

				SEC File or	Exhibit
Exhibit				Registration	or Other
Number		Document Description	Report or Registration Statement	Number	Reference

10.38		Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	Form 8-K filed on October 18, 2006	1-12227	10.6

10.39		Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.7

10.40		Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.8

10.41		Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	Form 8-K filed on October 18, 2006	1-12227	10.9

10.42		Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.10

10.43		Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.11

10.44		Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	Form 8-K filed on October 18, 2006	1-12227	10.12

10.45		Amended and Restated Credit Agreement, dated as of September 24, 2009, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents lenders signatory thereto.	Form 8-K filed on September 25, 2009	1-12227	10.1

*10	.46	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.46

*10	.47	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.47

14.1		The Shaw Group Inc. Code of Corporate Conduct dated June 2006	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.1

14.2		The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003)	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.2

				SEC File or	Exhibit
Exhibit				Registration	or Other
Number		Document Description	Report or Registration Statement	Number	Reference

14.3		The Shaw Group Inc. Insider Trading Policy dated June 2006	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.3

†21	.1	Subsidiaries of The Shaw Group Inc.

†23	.1	Consent of KPMG LLP, independent registered public accounting firm of The Shaw Group Inc.

†23	.1	Consent of Ernst & Young LLP, independent registered public accounting firm of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.

†31	.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31	.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32	.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32	.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/  J. M. Bernhard, Jr.
By: J. M. Bernhard, Jr.
Chief Executive Officer

Date: October 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. M. Bernhard, Jr. J. M. Bernhard, Jr.	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2010

/s/ Brian K. Ferraioli Brian K. Ferraioli	Chief Financial Officer (Principal Financial Officer)	October 28, 2010

/s/ Michael J. Kershaw Michael J. Kershaw	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 28, 2010

/s/ Albert D. McAlister Albert D. McAlister	Director	October 28, 2010

/s/ David W. Hoyle David W. Hoyle	Director	October 28, 2010

/s/ James F. Barker James F. Barker	Director	October 28, 2010

/s/ Daniel A. Hoffler Daniel A. Hoffler	Director	October 28, 2010

/s/ Michael J. Mancuso Michael J. Mancuso	Director	October 28, 2010

/s/ Thomas E. Capps Thomas E. Capps	Director	October 28, 2010

/s/ Stephen R. Tritch Stephen R. Tritch	Director	October 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Shaw Group Inc.:

We have audited The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Shaw Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2010 Annual Report on Form 10-K. Our responsibility is to express an opinion on The Shaw Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, The Shaw Group Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2010, and our report dated October 28, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baton Rouge, Louisiana
October 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Shaw Group Inc.:

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended August 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 28, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baton Rouge, Louisiana
October 28, 2010

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended August 31, 2010, 2009 and 2008
(In thousands, except per share amounts)

	2010	2009	2008

Revenues	$7,000,779	$7,279,690	$6,998,011
Cost of revenues	6,414,826	6,672,260	6,411,978

Gross profit	585,953	607,430	586,033
Selling, general, and administrative expenses	288,014	308,683	276,328

Operating income	297,939	298,747	309,705
Interest expense	(5,754)	(4,919)	(8,595)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(38,121)	(68,676)	(37,351)
Interest income	13,717	10,028	20,936
Foreign currency translation losses on Japanese Yen-denominated bonds, net	(131,584)	(198,077)	(69,652)
Other foreign currency transaction gains, net	3,320	1,002	6,627
Other income (expense), net	8,313	(5,516)	(1,180)

Income before income taxes and earnings (losses) from unconsolidated entities	147,830	32,589	220,490
Provision for income taxes	44,008	11,880	71,384

Income before earnings from unconsolidated entities	103,822	20,709	149,106
Income from 20% Investment in Westinghouse, net of income taxes	6,986	9,240	15,026
Earnings from unconsolidated entities, net of income taxes	91	1,779	2,655

Net income	110,899	31,728	166,787
Less: Net income attributable to noncontrolling interests	18,185	16,733	26,070

Net income attributable to Shaw	$92,714	$14,995	$140,717

Net income attributable to Shaw per common share:
Basic	$1.10	$0.18	$1.71
Diluted	$1.08	$0.18	$1.67
Weighted average shares outstanding:
Basic	84,041	83,244	82,063
Diluted	85,834	84,411	84,152

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of August 31, 2010 and 2009
(In thousands, except share amounts)

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$912,736	$1,029,138
Restricted and escrowed cash and cash equivalents	33,926	81,925
Short-term investments	551,960	342,219
Restricted short-term investments	321,056	80,000
Accounts receivable, including retainage, net	833,574	815,862
Inventories	228,891	262,284
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	637,651	599,741
Deferred income taxes	319,712	270,851
Investment in Westinghouse	967,916	1,008,442
Prepaid expenses and other current assets	64,468	62,786

Total current assets	4,871,890	4,553,248
Investments in and advances to unconsolidated entities, joint ventures, and limited partnerships	11,656	21,295
Property and equipment, at cost	777,739	636,402
Less accumulated depreciation	(293,098)	(250,796)

Property and equipment, net	484,641	385,606
Goodwill	499,495	501,305
Intangible assets	18,040	20,957
Deferred income taxes	14,925	—
Other assets	95,622	74,763

Total assets	$5,996,269	$5,557,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$878,984	$859,753
Accrued salaries, wages and benefits	149,010	175,750
Other accrued liabilities	194,077	187,020
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,468,432	1,308,325
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,520,674	1,387,954
Interest rate swap contract on Japanese Yen-denominated bonds	33,242	31,369
Short-term debt and current maturities of long-term debt	4,479	15,399

Total current liabilities	4,248,898	3,965,570
Long-term debt, less current maturities	979	7,627
Deferred income taxes	59,282	26,152
Other liabilities	99,829	109,835

Total liabilities	4,408,988	4,109,184

Contingencies and commitments (Note 14)
Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 90,669,011 and 89,316,057 shares issued, respectively; and 84,913,062 and 83,606,808 shares outstanding, respectively	1,283,890	1,237,727
Retained earnings	516,365	423,651
Accumulated other comprehensive loss	(142,645)	(121,966)
Treasury stock, 5,755,949 and 5,709,249 shares, respectively	(117,453)	(116,113)

Total Shaw shareholders’ equity	1,540,157	1,423,299
Noncontrolling interests	47,124	24,691

Total equity	1,587,281	1,447,990

Total liabilities and equity	$5,996,269	$5,557,174

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
	Common			Treasury	Other
	Stock	Treasury	Common	Stock	Comprehensive	Retained		Noncontrolling	Total
	Shares	Stock Shares	Stock Amount	Amount	Income (Loss)	Earnings	Total Shaw Equity	Equity	Equity

Balance, September 1, 2007	86,711,957	(5,514,484)	$1,104,633	$(105,048)	$(17,073)	$273,602	$1,256,114	$18,825	$1,274,939
Net income	—	—	—	—	—	140,717	140,717	26,070	166,787
FIN 48 adjustment	—	—	—	—	—	(4,943)	(4,943)	—	(4,943)
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	6,837	—	6,837	—	6,837
Change in unrealized net gains (losses) on hedging activities, net of tax of $775	—	—	—	—	(1,360)	—	(1,360)	—	(1,360)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax of $4,206	—	—	—	—	6,467	—	6,467	—	6,467
Pension liability, not yet recognized in net periodic pension expense, net of tax benefit of $736	—	—	—	—	(4,480)	—	(4,480)	—	(4,480)

Comprehensive income	—	—	—	—	—	—	143,238	26,070	169,308
Exercise of options	2,492,602	—	41,816	—	—	—	41,816	—	41,816
Tax benefits from stock based compensation	—	—	37,464	—	—	—	37,464	—	37,464
Stock-based compensation	(8,658)	(145,976)	21,001	(9,903)	—	—	11,098	—	11,098
Contributions to noncontrolling interests	—	—	—	—	—	—	—	1,050	1,050
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16,863)	(16,863)

Balance, August 31, 2008	89,195,901	(5,660,460)	$1,204,914	$(114,951)	$(9,609)	$409,376	$1,489,730	$29,082	$1,518,812
Net income	—	—	—	—	—	14,995	14,995	16,733	31,728
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(10,339)	—	(10,339)	—	(10,339)
Change in unrealized net gains (losses) on hedging activities, net of tax benefit of $8,711	—	—	—	—	(13,857)	—	(13,857)	—	(13,857)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax benefit of $50,744	—	—	—	—	(80,717)	—	(80,717)	—	(80,717)
Pension liability, not yet recognized in net periodic pension expense, net of tax benefit of $6,422	—	—	—	—	(7,444)	—	(7,444)	—	(7,444)

Comprehensive income (loss)	—	—	—	—	—	—	(97,362)	16,733	(80,629)
Adjustment for Westinghouse’s cumulative effect upon initial adoption of SFAS 158 (codified in ASC 715), net of tax benefit of $462	—	—	—	—	—	(720)	(720)	—	(720)
Exercise of options	76,828	—	1,233	—	—	—	1,233	—	1,233
Shares exchanged for taxes on stock based compensation	(13,106)	(48,789)	(315)	(1,162)	—	—	(1,477)	—	(1,477)
Tax benefits from stock based compensation	—	—	(1,472)	—	—	—	(1,472)	—	(1,472)
Stock-based compensation	56,434	—	33,367	—	—	—	33,367	—	33,367
Contributions to noncontrolling interests	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(21,124)	(21,124)

Balance, August 31, 2009	89,316,057	(5,709,249)	$1,237,727	$(116,113)	$(121,966)	$423,651	$1,423,299	$24,691	$1,447,990
Net income	—	—	—	—	—	92,714	92,714	18,185	110,899
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(5,610)	—	(5,610)	—	(5,610)
Change in unrealized net gains (losses) on hedging activities, net of tax of $729	—	—	—	—	(1,144)	—	(1,144)	—	(1,144)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax of $7,411	—	—	—	—	(11,640)	—	(11,640)	—	(11,640)
Pension liability, not yet recognized in net periodic pension expense, net of tax of $2,258	—	—	—	—	(2,831)	—	(2,831)	—	(2,831)
Unrealized loss on securities, net of tax of $348	—	—	—	—	546	—	546	—	546

Comprehensive income	—	—	—	—	—	—	72,035	18,185	90,220
Exercise of options	784,124	—	16,226	—	—	—	16,226	—	16,226
Shares exchanged for taxes on stock based compensation	(225,018)	(46,700)	(6,576)	(1,340)	—	—	(7,916)	—	(7,916)
Tax benefits from stock based compensation	—	—	1,590	—	—	—	1,590	—	1,590
Stock-based compensation	793,848	—	34,923	—	—	—	34,923	—	34,923
Acquisition of noncontrolling interests	—	—	—	—	—	—	—	10,030	10,030
Contributions to noncontrolling interests	—	—	—	— --	—	—	—	8,975	8,975
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,757)	(14,757)

Balance, August 31, 2010	90,669,011	(5,755,949)	$1,283,890	$(117,453)	$(142,645)	$516,365	$1,540,157	47,124	$1,587,281

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$110,899	$31,728	$166,787
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,787	55,534	47,266
Provision for (benefit from) deferred income taxes	(14,507)	(78,906)	(7,231)
Stock-based compensation expense	34,923	33,367	21,001
Earnings from unconsolidated entities, net of taxes	(7,077)	(11,019)	(18,276)
Distributions from unconsolidated entities	24,678	29,972	16,927
Foreign currency transaction losses, net	128,264	197,075	63,025
Impairment of investments in unconsolidated entities	—	—	1,686
Impairment of fixed assets and goodwill	421	5,806	3,733
Amortization of original issue discount and deferred offering costs on Westinghouse Bonds	—	34,991	6,814
Other noncash Items	12,976	5,676	(4,239)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	(30,231)	(188,648)	93,740
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(31,643)	(136,090)	(96,647)
(Increase) in inventories	33,355	(20,996)	(56,986)
(Increase) decrease in other current assets	(13,885)	3,113	(4,085)
Increase in accounts payable	22,751	129,446	183,462
Increase (decrease) in accrued liabilities	(40,630)	54,072	8,756
Increase in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	166,104	570,926	182,394
Net change in other assets and liabilities	7,395	21,929	32,611

Net cash provided by operating activities	466,580	737,976	640,738
Cash flows from investing activities:
Purchases of property and equipment	(194,382)	(132,216)	(129,166)
Proceeds from sale of businesses and assets, net of cash surrendered	24,297	25,816	24,022
Sales of restricted short-term investments	90,609	—	—
Purchases of variable interest entity debt	(19,915)	—	—
Investment in, advances to, and return of capital from unconsolidated entities and joint ventures	15,197	(3,670)	(2,927)
Cash withdrawn from restricted and escrowed cash	156,409	247,556	180,874
Cash deposited into restricted and escrowed cash	(105,350)	(320,294)	(169,618)
Purchases of short-term investments	(1,117,553)	(342,219)	—
Proceeds from sale and redemption of short-term investments	899,835	—	—
Purchases of restricted short-term investments	(307,483)	(80,000)	—

Net cash used in investing activities	(558,336)	(605,027)	(96,815)
Cash flows from financing activities:
Purchase of treasury stock	(1,340)	(1,162)	(9,903)
Repayment of debt and capital leases	(24,343)	(10,856)	(7,527)
Repayment of deferred financing costs	(9,721)	—	(1,815)
Issuance of common stock	16,226	1,233	41,816
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,934	1,459	36,879
Contributions received from noncontrolling interest	8,975	—	1,050
Distributions paid to noncontrolling interest	(14,757)	(21,124)	(16,863)
Proceeds from revolving credit agreements	—	—	16,596
Repayments of revolving credit agreements	—	—	(16,832)

Net cash provided by (used in) financing activities	(23,026)	(30,450)	43,401
Effects of foreign exchange rate changes on cash	(1,620)	(1,117)	(927)

Net change in cash and cash equivalents	(116,402)	101,382	586,397
Cash and cash equivalents — beginning of year	1,029,138	927,756	341,359

Cash and cash equivalents — end of year	$912,736	$1,029,138	$927,756

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business and Summary of Significant Accounting Policies

The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the Company, we, us, or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation, and facilities management services to a diverse client base that includes multinational oil companies and industrial corporations, regulated electric utilities, independent and merchant power producers, government agencies, and equipment manufacturers. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology, and environmental decontamination technologies.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures in this Annual Report on Form 10-K.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of The Shaw Group Inc., its majority owned subsidiaries, and any variable interest entities (VIEs) of which we are the primary beneficiary (See Note 7). When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. The cost method is used when we do not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Areas requiring significant estimates by our management include the following:

•	contract revenues, costs and profits, and the application of percentage-of-completion method of accounting;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances and tax uncertainties;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	recoverability of equity method investments;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.

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

Nature of Operations and Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable plus a fee or mark-up contracts and fixed-price contracts, both of which may be modified by cost escalation provisions or other risk sharing mechanisms and incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We focus our engineering, procurement and construction (EPC) activities on a cost-reimbursable plus a fee or mark-up and negotiated fixed-price work, each as defined below. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages.

Our cost-reimbursable contracts include the following:

•	Cost-plus contract — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety, and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

•	Target-price contract — A contract under which we are reimbursed for costs plus a fee consisting of two parts: (1) a fixed amount, which does not vary with performance, but may be at risk when a target price is exceeded; and (2) an award amount based on the performance and cost-effectiveness of the project. As a result, we are generally able to recover cost overruns on these contracts from actual damages for late delivery or the failure to meet certain performance criteria. Target-price contracts also generally provide for sharing of costs in excess of or savings for costs less than the target. In some contracts, we may agree to share cost overruns in excess of our fee, which could result in a loss on the project.

Our fixed-price contracts include the following:

•	Firm fixed-price contract — May include contracts in which the price is not subject to any cost or performance adjustments and contracts where certain risks are shared with clients such as labor costs or commodity pricing changes. As a result, we may benefit or be penalized for cost variations from our original estimates. However, these contract prices may be adjusted for changes in scope of work, new or changing laws and regulations, and other events negotiated.

•	Maximum price contract — A contract that provides at the outset for an initial target cost, an initial target profit, and a price ceiling. The price is subject to cost adjustments incurred, but the adjustment would generally not exceed the price ceiling established in the contract. In addition, these contracts usually include provisions whereby we share cost savings with our clients.

•	Unit-price contract — A contract under which we are paid a specified amount for every unit of work performed. A unit-price contract is essentially a firm fixed-price contract with the only variable being the number of units of work performed. Variations in unit-price contracts include the same type of

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

variations as firm fixed-price contracts. We are normally awarded these contracts on the basis of a total price that is the sum of the product of the specified units and the unit prices.

Investment in Westinghouse

On October 16, 2006, we acquired a 20% interest in Westinghouse (Westinghouse Equity) for approximately $1.1 billion. See Note 7 — Equity Method Investments for further discussion.

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

Available-for-sale securities consist of mutual funds, U.S. government and agency obligations, corporate notes and bonds, foreign government and foreign government guaranteed securities, and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in stockholders’ equity. When fair value of an investment decreases below its cost or amortized cost and in management’s opinion that decline is “other-than-temporary,” the investment’s cost or amortized cost is written down to its fair value and the amount written down is recorded in the statement of operations in other income (expense), net. Management considers a decline “other than temporary” if, among other relevant factors, the fair value is significantly below cost for a period of time. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time management makes the other-than-temporary determination. During the fiscal year ended August 31, 2010, no other-than-temporary impairment was recognized.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Our principal clients are major multi-national industrial corporations, governmental agencies, regulated utility companies, independent and merchant energy producers, and equipment manufacturers. We believe that in most cases our exposure to credit risk is mitigated through client prepayments, collateralization, and guarantees.

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

Property and Equipment

Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. We incur maintenance costs on all of our major equipment. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts, and any gain (loss) is credited or charged to other income (expense), net.

The straight-line depreciation method is used for all our assets. Leasehold improvements are amortized over the shorter of the useful life of the improvement, the lease term, or the life of the building. Depreciation is generally provided over the following estimated useful service lives:

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

Where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings, or additional investments.

Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and exceeds its fair value. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary.

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is reviewed for impairment at least annually in accordance with the provisions of ASC 350, Intangibles — Goodwill and Other. We operate our business using reportable segments as defined by ASC 280, Segment Reporting. These operating segments form the basis for our reporting units used in our goodwill impairment testing.

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

The fair values of reporting units in 2010 were determined by averaging two methods, one based on market earnings multiples of peer companies for each reporting unit, and the other based on discounted cash flow models with estimated cash flows based on internal forecasts of revenues and expenses. We believe these two approaches are appropriate valuation techniques and we generally weight the two values equally as an estimate of reporting unit fair value for the purposes of our impairment testing. The earnings multiples for the market earnings method ranged between four times and six times. The discount rates ranged from 13% to 15% in our discounted cash flow models. The fair value derived from the weighting of these two methods provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. Therefore, we used the valuations in evaluating goodwill for possible impairment and noted that none of our goodwill was impaired.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Our intangible assets are related to various licenses, patents, technology, and related processes. The costs of these assets are amortized over their estimated useful lives, which range from three to thirty years. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if we are unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. We also have intangible assets related to customer relationships acquired with the IT Group acquisition, which are amortized over a ten-year period on a straight- line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Assets of Deferred Compensation Plans

We account for the assets of our Deferred Compensation Plans held in Rabbi Trusts for the benefit of the Chief Executive Officer pursuant to his employment agreement and separately, for the benefit of key employees, as trading assets. Our Rabbi Trust deposits are accounted for in accordance with ASC 710, Compensation — General. Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The liability related to the Chief Executive Officer was recognized in 2007 pursuant to his employment agreement.

Revenue and Profit/Loss Recognition on Long-Term Construction Accounting Including Claims, Unapproved Change Orders and Incentives

Our revenues are primarily derived from long-term contracts that are reported on the percentage-of-completion method of accounting in accordance with ASC 605-35, Construction-Type and Production-Type Contracts.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as liquidated damages, final contract settlements, warranty claims, and reviews of our costs performed by clients, are recognized in the period in which the revisions are identified. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment.

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

When estimating the amount of total gross profit or loss on a contract, we include claims related to our clients as adjustments to revenues and claims related to vendors, subcontractors, and others as adjustments to cost of revenues. Including claims in this calculation ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded up to costs incurred and include no profit until such time as they are finalized and approved. The claims included in determining contract gross profit are less than the actual claim that will be or has been presented. Claims are included in costs and estimated earnings in excess of billings on our consolidated balance sheet. The costs attributable to change orders and claims being negotiated or disputed with clients, vendors, or subcontractors or subject to litigation are included in our estimates of revenues when it is probable they will result in additional contract revenues and the amount can be reasonably estimated. Profit from such unapproved change orders and claims is recorded in the period such amounts are settled or approved. Back charges and claims against and from our vendors, subcontractors, and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe and module fabrication and steel erection services performed by our F&M segment. We segment revenues, costs, and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in ASC 605. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

Other Revenue Recognition and Profit and Loss Estimates

For unit-priced pipe fabrication contracts, a unit (spool) consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. We recognize revenues upon shipment of the fabricated spools for a particular unit-price fabrication contract. For fixed-price fabrication contracts, we recognize revenues based on the percentage-of-completion method, measured primarily by the cost of materials for which production is substantially complete to the total estimated material costs of the contract. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress inventory. We recognize revenues for pipe fittings, manufacturing operations, and other services at the time of shipment or as services are performed.

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

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on our projects. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining at August 31, 2010 and 2009 was $8.2 million and $13.0 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility, and, as a result, these differences could be material.

For contracts containing multiple deliverables entered into subsequent to June 30, 2003, we analyze each activity within the contract to ensure that we adhere to the separation and revenue recognition guidelines of ASC 605. For service-only contracts, and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the client. Award fees on construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

Accounting for Governmental Contracts

Most of the services provided to the U.S. government are governed by cost-reimbursable contracts. Generally, these contracts contain both a base fee (a fixed amount applied to our actual costs to complete the work) and an award fee (an amount applied to definitized costs, which is subject to our client’s discretion and tied to the specific performance measures defined in the contract, such as adherence to schedule, health and safety, quality of work, responsiveness, cost performance, and business management). Award fees on construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

Revenue is recorded at the time services are performed, and such revenues include base fees, actual direct project costs incurred, and an allocation of indirect costs. Indirect costs are applied using rates approved by our government clients. The general, administrative and overhead cost reimbursement rates are estimated periodically in accordance with government contract accounting regulations and may change based on actual costs incurred or based upon the volume of work performed. Revenue is reduced for our estimate of costs that either are in dispute with our client or have been identified as potentially unallowable per the terms of the contract or the federal acquisition regulations.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, General, and Administrative Expenses

Our selling, general, and administrative (SG&A) expenses represent overhead expenses that are not associated with the execution of the contracts. SG&A expenses include charges for such items as executive management, business development, proposal expenses, information technology, finance and corporate accounting, human resources, and various other corporate functions.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. If the derivative instrument is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Recognized gains or losses on derivative instruments entered into to manage foreign exchange risk are included in foreign currency gains and losses in the consolidated statements of operations.

We do not enter into derivative instruments for speculative or trading purposes. We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services, and interest payments denominated in a foreign currency. The net gain (loss) recognized in earnings from our hedges was $2.8 million, $(2.7) million, and $(1.5) million at August 31, 2010, 2009, and 2008, respectively.

Other Comprehensive Income

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. We report, net of tax, foreign currency translation adjustments, unrealized gains and losses on derivative instruments accounted for as cash flow hedges, changes in our net pension liabilities, our equity in Westinghouse’s pre-tax other comprehensive income, and unrealized gains and losses on securities as components of other comprehensive income.

Foreign Currency Translation

Our significant foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Mexican pesos, and Canadian dollars). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholders’ equity accounts are translated at historical rates. The net effect of foreign currency translation adjustments is included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets. See Note 19 — Other Comprehensive Income (Loss) for additional information.

Foreign currency transaction gains or losses are credited or charged to income as incurred. Transaction gains reflected in income were $3.3 million, $1.0 million, and $6.6 million for the fiscal years 2010, 2009, and 2008, respectively. Additionally, during fiscal years 2010, 2009 and 2008, we incurred foreign currency translation losses on the Westinghouse Bonds associated with our investment in Westinghouse of $131.6 million, $198.1 million, and $69.7 million, respectively.

Insurance Programs

Our employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through stop-loss insurance policies. Our workers’

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation, automobile, and general liability insurance is provided through a premium plan with a deductible applied to each occurrence. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of August 31, 2010 and August 31, 2009, liabilities for unpaid and incurred but not reported claims for all insurance programs totaling $56.3 million and $53.0 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets.

Deferred Financing Costs

We defer qualifying debt issuance costs, which are amortized over the term of the related debt. Unamortized deferred financing costs are included in non-current other assets on the consolidated balance sheets and related amortization expense is included in interest expense in the accompanying consolidated statements of operations. Deferred financing costs related to our Westinghouse bonds were fully amortized in our third quarter of fiscal year 2009. See Note 9 — Debt and Revolving Lines of Credit for additional information.

Share-Based Compensation

We account for share-based payments, including grants of employee stock options and restricted stock-based awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation-Stock Compensation, which requires that all share-based payments (to the extent they are compensatory) be recognized as an expense in our consolidated statement of operations based on their fair values and the estimated number of shares we ultimately expect to vest. In addition, we have applied certain of the provisions of the SEC’s SAB No. 107 (Topic 14), as amended, that is also made a part of ASC 718, in our accounting for stock-based compensation. We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

ASC 718 requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Share-based compensation cost that has been included in income from continuing operations amounted to $34.9 million, $33.4 million and $21.0 million for the years ended August 31, 2010, 2009, and 2008, respectively. The total income tax benefit recognized in the statements of operations for share-based compensation arrangements was $9.6 million, $9.5 million, and $8.2 million for the years ended August 31, 2010, 2009, and 2008, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We include any estimated interest and penalties on tax related matters in income taxes payable. Beginning with the adoption of ASC 740 relating to uncertain tax positions as of September 1, 2007, we recognize the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in income tax expense.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingencies and Commitments

Liabilities for loss contingencies, including environmental remediation costs not within the scope of ASC 410, Asset Retirement and Environmental Obligations, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

LandBank Assets

LandBank, a subsidiary of our E&I segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. We had $52.4 million of such real estate assets recorded in other assets on the accompanying balance sheets at August 31, 2010, as compared to $17.5 million at August 31, 2009. The increase of $35.0 million relates to the consolidation in the current fiscal year of a VIE formerly accounted for under the equity method. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. We recognize gains and losses on sales of these assets when the sales transaction is complete.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair values because of their short-term nature. The fair value of long-term notes receivable approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made. The fair value of fixed rate bonds approximates the carrying value based on estimated current rates available to us for bonds of the same maturities. The fair value of our floating rate bonds approximates the carrying value. Our foreign currency forward contracts and interest rate swap liability are recorded at their fair values. See Note 4 — Fair Value Measurements for additional information.

Recently Adopted Accounting Guidance

In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification tm (ASC) as the sole source of authoritative nongovernmental GAAP. The ASC supersedes all non-grandfathered, non-SEC accounting literature but does not change how we account for transactions or the nature of related disclosures made. When referring to guidance issued by the FASB, we now reference ASC topics rather than individual pronouncements. This change affects financial statements issued for interim and annual periods ending after September 15, 2009 and did not have a material effect on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance for business combinations in accordance with ASC 805, Business Combinations. The guidance retains the fundamental requirements that companies use the acquisition method of accounting (previously referred to as the purchase method of accounting) for all business combinations but introduced a number of changes, including the way assets and liabilities are valued, recognized, and measured as a result of business combinations. ASC 805 requires an acquisition date fair value measurement of assets acquired and liabilities assumed. It also requires the fair value capitalization of in-process research and development and requires acquisition-related costs to be expensed as incurred. Adoption of ASC 805 did not have a material impact on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance that changes the accounting and reporting for non-controlling interests in accordance with ASC 810, Consolidation. Non-controlling interests are now reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is now included in net income, and upon a loss of control, the interest sold, as well as any interest retained, is now recorded at fair value with any gain or loss recognized in net income. Adoption of ASC 810 did not have a material impact on our consolidated financial statements.

On September 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) in accordance with ASC 820, Fair Value Measurements and Disclosures. Adoption of ASC 820 did not have a material impact on our consolidated financial statements.

On September 1, 2009, we adopted Accounting Standards Update (ASU) 2009-05, Measuring Liabilities at Fair Value. ASU 2009-05, issued August 2009, provides amendments to ASC 820, Fair Value Measurements and Disclosure, for the fair value measurement of liabilities. Adoption of ASU 2009-05 had no impact on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance on share-based payments in accordance with ASC 260, Earnings per Share. ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share. Adoption of ASC 260 had no impact on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance on accounting for nonrefundable maintenance deposits in accordance with ASC 840, Leases. ASC 840 requires a maintenance deposit paid by a lessee under an arrangement accounted for as a lease and refunded only if the lessee performs specified maintenance activities, to be accounted for as a deposit asset. Adoption of ASC 840 did not have a material impact on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance for collaborative arrangements in accordance with ASC 808, Collaborative Arrangements. ASC 808 applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. Adoption of ASC 808 had no impact on our consolidated financial statements.

On September 1, 2009, we adopted authoritative guidance on pension disclosures in accordance ASC 715, Compensation — Retirement Benefits. ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk, and fair value measurements of plan assets. We have amended our disclosures accordingly in this Form 10-K.

On September 1, 2009, we adopted authoritative guidance on fair value disclosures in accordance with ASC 825, Financial Instruments. ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Adoption of ASC 825 did not have a material impact on our consolidated financial statements.

On February 1, 2010, we adopted ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02, issued January 2010, clarifies the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance. The amendments in ASU 2010-02 expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 should be applied retrospectively to the first period that FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (now included in Subtopic 810-10) is adopted. Adoption of ASU 2010-02 had no impact on our consolidated financial statements as we have had no such decreases in ownership of our subsidiaries.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 1, 2010, we adopted ASU 2010-01, Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01, issued January 2010, clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of ASU 2010-01 had no impact on our consolidated financial statements.

On March 1, 2010, we adopted ASU 2010-06, Improving Disclosure about Fair Value Measurements. ASU 2010-06, issued January 2010, requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets, and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. We have amended our disclosures accordingly in this Form 10-K.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued ASU 2009-13, Multiple Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective prospectively for financial statements issued for years beginning on or after June 15, 2010. Since the majority of our revenues are derived from contracts outside the scope of ASU 2009-13, the adoption of ASU 2009-13 will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-17. ASU 2009-17 amends previous GAAP and requires a company to perform an analysis to determine whether its interest in a variable interest entity gives it a controlling financial interest. This analysis requires a company to assess whether it has the power to direct the activities of the variable interest entity and if it has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. ASU 2009-17 eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity, and significantly enhances disclosures. We will apply ASU 2009-17 prospectively effective September 1, 2010. ASU 2009-17 will not have a material impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to prior period’s consolidated financial statements in order to conform to the 2010 presentation.

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

Bond mutual funds — We invest in publicly traded and valued bond funds.

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

At August 31, 2010, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost	Unrealized	Unrealized	Recorded	Cash and	Short-term
	Basis	Gain	(Loss)	Basis	Cash Equivalents	Investments

Cash	$401,277	$—	$—	$401,277	$401,277	$—
Money market mutual funds	509,781	—	—	509,781	509,781	—
Certificates of deposit	325,668	—	—	325,668	1,678	323,990
Available-for-sale debt securities:
Bond mutual funds	75,236	738	—	75,974	—	75,974
Foreign government and foreign government guaranteed securities	42,570	217	—	42,787	—	42,787
Corporate notes and bonds	109,270	320	(381)	109,209	—	109,209

Total	$1,463,802	$1,275	$(381)	$1,464,696	$912,736	$551,960

At August 31, 2009, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost	Unrealized	Unrealized	Recorded	Cash and Cash	Short-term
	Basis	Gain	(Loss)	Basis	Equivalents	Investments

Cash and cash equivalents	$1,029,138	$—	$—	$1,029,138	$1,029,138	$—
Time deposits	342,219	—	—	342,219	—	342,219

Total	$1,371,357	$—	$—	$1,371,357	$1,029,138	$342,219

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in “other income (expense), net.” During the fiscal year ending August 31, 2010, the proceeds and realized gains and losses were as follows (in thousands):

Proceeds	$447,707
Realized gains	$2,372
Realized losses	$(362)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no transfers of securities from one category to another during the fiscal year ending August 31, 2010.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. No other-than-temporary impairment losses were recognized during the fiscal ending August 31, 2010.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at August 31, 2010 were as follows (in thousands):

	Less than 12 Months
	Fair	Unrealized
	Value	Loss

Available-for-sale:
Foreign government guaranteed securities	$—	$—
Corporate notes and bonds	12,186	(307)

	$12,186	$(307)

At August 31, 2010, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost	Estimated
	Basis	Fair Value

Due in one year or less	$53,729	$53,852
Due in one to two years	98,110	98,144

	$151,839	$151,996

See Note 3 for information on our restricted and escrowed cash and equivalents and restricted short-term investments.

Note 3 —	Restricted and Escrowed Cash and Equivalents and Restricted Short-term Investments

At August 31, 2010, the components of our restricted and escrowed cash and equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
		Holding	Restricted and	Restricted
	Recorded	Period	Escrowed Cash and	Short-term
	Basis	(Loss)	Cash Equivalents	Investments

Cash	$7,769	$—	$7,769	$—
Money market mutual funds	26,157	—	26,157	—
Certificates of deposit	296,874	—	—	296,874
Trading securities:
Stock and bond mutual funds	6,156	101	—	6,156
U.S. government and agency securities	4,350	(127)	—	4,350
Corporate notes and bonds	13,676	(304)	—	13,676

Total	$354,982	$(330)	$33,926	$321,056

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At August 31, 2009, the components of our restricted and escrowed cash and equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
		Holding	Restricted and	Restricted
	Recorded	Period	Escrowed Cash and	Short-term
	Basis	(Loss)	Cash Equivalents	Investments

Cash	$81,925	$—	$81,925	$—
Certificates of deposit	80,000	—	—	80,000

Total	$161,925	$—	$81,925	$80,000

Our restricted and escrowed cash and equivalents and restricted short-term investments were restricted for the following (in thousands):

	August 31, 2010	August 31, 2009

Contractually required by projects	$6,232	$23,111
Voluntarily used to secure letters of credit	296,873	138,085
Secure contingent obligations in lieu of letters of credit	23,353	—
Assets held in trust and other	28,524	729

	$354,982	$161,925

We are able to access cash we pledged to secure various letters of credit by delivering to a third party a new letter of credit under our credit facility.

Note 4 —	Fair Value Measurements

We follow the authoritative guidance set forth in ASC 820, Fair Value Measurements and Disclosures, for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures in our condensed consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value.

The three levels of inputs that may be used are:

Level 1:  Quoted market prices in active markets for identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:  Significant unobservable inputs that are not corroborated by market data.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At August 31, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair	Fair Value Measurements Using
	Value	(Level 1)	(Level 2)	(Level 3)

Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$620,864	$—	$620,864	$—
Stock and bond mutual funds	82,130	82,130	—	—
U.S. government and agency securities	4,350	—	4,350	—
Foreign government and foreign government guaranteed securities	42,787	—	42,787	—
Corporate notes and bonds	122,885	—	122,885	—

Total	$873,016	$82,130	$790,886	$—

Liabilities:
Interest rate swap contract	$33,242	$—	$33,242	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$2,669	$—	$2,669	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$174	$—	$174	$—

The following are the primary valuation methodologies used for valuing our short-term and restricted short-term investments:

•	Corporate bonds and U.S. government bonds: Valued at quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly.

•	Foreign government and foreign government guaranteed securities: Valued at quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly.

•	Stock and bond mutual funds: Valued at the net asset value of shares held at year end as quoted in the active market.

We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 9 — Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective September 1, 2009, we adopted ASC 820, the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the fiscal year ending August 31, 2010, we did not record any fair value adjustments related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):

	Location of Gain (Loss) Recognized	August 31,
	in Income on Derivatives	2010	2009

Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other Comprehensive Income (Loss)	$(1.1)	$(13.9)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$2.8	$(2.7)

Note 5 — Accounts Receivable, Concentrations of Credit Risk, and Inventories

Accounts Receivable

Our accounts receivable, net of allowance for doubtful accounts, were as follows (in thousands):

	August 31,
	2010	2009

Trade accounts receivable, net	$654,725	$671,324
Unbilled accounts receivable	16,184	11,382
Retainage	162,665	133,156

Total accounts receivable, net	$833,574	$815,862

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2010	2009

Beginning balance, September 1	$28,269	$27,391
Provision	15,668	25,355
Write offs	(21,061)	(22,128)
Other	(1,102)	(2,349)

Ending balance, August 31	$21,774	$28,269

Included in our trade accounts receivable, net at August 31, 2010, and 2009, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response, and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.

At August 31, 2010, retainage above includes approximately $110.0 million related to an air quality control project for which completion of certain milestones is pending and for which full retention release is anticipated. Additionally, at August 31, 2010, we have approximately $74.8 million included in trade receivables, net for this project, primarily related to periodic costs and milestone reconciliation invoices. While the client has questioned certain elements of our costs, we believe contractual entitlement supports full recovery and are seeking payment of amounts due.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $72.1 million and $110.3 million at August 31, 2010, and August 31, 2009, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $309.3 million and $217.1 million at August 31, 2010, and August 31, 2009, respectively, related to the U.S. government agencies and related entities.

Additionally, at August 31, 2010 and August 31, 2009, respectively, we had approximately $110.0 million and $94.6 million in retention and approximately $74.8 million and $13.3 million in trade receivables related to one customer.

Inventories

The major components of inventories were as follows (in thousands):

	August 31,
	2010			2009
	Weighted			Weighted
	Average	FIFO	Total	Average	FIFO	Total

Raw materials	$15,497	$92,329	$107,826	$13,940	$110,469	$124,409
Work in process	2,030	28,472	30,502	2,778	40,923	43,701
Finished goods	90,563	—	90,563	94,174	—	94,174

	$108,090	$120,801	$228,891	$110,892	$151,392	$262,284

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Property and Equipment:

Property and equipment consisted of the following (in thousands):

	August 31,
	2010	2009

Transportation equipment	$10,899	$20,977
Furniture, fixtures, and software	162,446	146,905
Machinery and equipment	263,759	219,753
Buildings and improvements	233,353	151,708
Assets acquired under capital leases	3,612	5,651
Land	14,269	12,404
Construction in progress	89,401	79,004

	777,739	636,402
Less: accumulated depreciation	(293,098)	(250,796)

Property and equipment, net	$484,641	$385,606

Assets acquired under capital leases, net of accumulated depreciation, were $1.6 million and $2.0 million at August 31, 2010, and 2009, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Depreciation expense of $59.8 million, $52.3 million, and $43.7 million for the fiscal years ended August 31, 2010, 2009, and 2008, respectively, is included in cost of revenues and general and administrative expenses in the accompanying consolidated statements of operations.

At August 31, 2010, construction in progress consisted primarily of deposits on heavy equipment to be used on some of our power projects. At August 31, 2009, construction in progress consisted primarily of cost related to the construction of our module fabrication and assembly facility in Lake Charles, Louisiana.

In fiscal year 2009, we recorded an asset impairment charge of $5.5 million for a consolidated joint venture. The impairment charge reduced the property, plant, and equipment to its salvage value.

Note 7 —	Equity Method Investments

We execute certain contracts with third parties through joint ventures, limited partnerships, and limited liability companies. If a joint venture is determined to be a variable interest entity (VIE) as defined by ASC 810 and we are the primary beneficiary, the joint venture is consolidated in accordance with ASC 810. If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected on one line item in the consolidated statement of operations.

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. In October 2006, we acquired our Investment in Westinghouse through purchasing shares in two companies that, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse).

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. (TNEH-UK) and subsidiaries (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, by Toshiba (77%), NEH (20% — our wholly-owned acquisition subsidiary), and Ishikawajima-Harima Heavy Industries Co., Ltd (3%) (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Electric UK Limited and their subsidiaries (collectively, Westinghouse) from British Nuclear Fuels plc (BNFL). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major uranium supplier based in the Republic of Kazakhstan. Our total cost of NEH’s equity investment and the related agreements, including related acquisition costs was approximately $1.1 billion, excluding approximate $11.0 million deferred financing costs related to the Westinghouse Bonds.

We partially financed our Westinghouse Equity purchase through a Japanese-market private placement, on October 13, 2006, by our subsidiary NEH issuing the JPY-denominated Westinghouse Bonds with a total face value of approximately JPY 129.0 billion, equivalent to approximately $1.08 billion. Proceeds from the issuance of the JPY-denominated Westinghouse bonds net of $30.5 million of original issue discount and $11.0 million of deferred financing costs was approximately $1.04 billion. The Westinghouse Bonds are limited recourse to us (except NEH), are governed by the Bond Trust Deed, and are collateralized primarily by the Westinghouse Equity and a JPY-denominated Put Option between NEH and Toshiba. See Note 9 — Debt and Revolving Lines of Credit for additional information on our Westinghouse Bonds. We also paid cash of approximately $50.5 million and issued a promissory note in the amount of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of approximately $1.1 billion for this transaction is accounted for under the equity method of accounting.

The Put Option Agreements, executed as part of the Investment in Westinghouse transaction, provide us the option to sell all or part of our Westinghouse Equity to Toshiba for a pre-determined JPY-denominated price. The proceeds of any such sale must be used to pay the JPY-denominated Westinghouse Bond debt. Should we choose to put all of our Westinghouse Equity to Toshiba, we will receive from Toshiba at least JPY 124.7 billion (approximately 97% of our original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129.0 billion (100% of the face value of the bonds outstanding), all of which must be used to repay the Westinghouse Bonds. Fluctuations in the JPY to USD exchange rate do not alter the amount of Toshiba’s JPY-denominated payment obligation should we exercise the Put Option nor the amount of our obligation to pay the Westinghouse Bond debt with the JPY-denominated proceeds. Consequently, the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the holders of the JPY-denominated Westinghouse Bonds, significantly reducing the possibility that putting the shares to Toshiba would result in insufficient proceeds to cover the Westinghouse Bonds debt, or any portion thereof, should there be an unfavorable JPY to USD exchange rate.

Under the Put Option Agreement terms, NEH may exercise the option to sell all or part of our Westinghouse Equity to Toshiba during a defined “Exercise Period,” that commenced on the earlier of March 31, 2010, or the occurrence of a “Toshiba Event.” A Toshiba Event is defined in the Put Option Agreements and is caused by, among other things, Toshiba failing to maintain certain minimum financial metrics. Toshiba timely notified us that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed. Specifically, because Toshiba failed to meet certain minimum financial metrics under the Put Option Agreement (which partially collateralizes the Westinghouse Bonds), the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option, as a result of which we would receive the pre-determined JPY-denominated put price. Those proceeds would, in turn, be used to retire the Westinghouse Bonds.

A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreements, but due to the Toshiba Event, the Westinghouse Bond holders now have the opportunity to direct us to exercise the Put Option. See Note 9 — Debt and Revolving Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and as noted above, any proceeds received must be used to repay the Westinghouse Bonds.

As a result of the Westinghouse Bond holders having the ability to require us to exercise the Put Option to retire the Westinghouse Bonds, in the third quarter of fiscal year 2009, we reclassified the Westinghouse Bonds as a current liability. Additionally, we were required to expense a pre-tax total of $29.4 million as interest expense, which included $22.8 million in unamortized original issuance bond discount and the remaining $6.6 million of unamortized deferred financing costs associated with the Westinghouse Bonds.

Conversely, the Put Option is not considered a ‘freestanding financial instrument’ or a ‘derivative instrument’ under GAAP and, consequently, is not separated from our equity investment in Westinghouse for financial reporting purposes. Therefore, neither the Put Option nor its foreign currency component may be revalued at current exchange rates at the end of each fiscal period. So while the JPY value of the JPY-denominated Westinghouse Bond debt and , the JPY value of the pre-determined JPY-denominated Put Option price remain constant, and our obligation to use the JPY-denominated proceeds from (partially or entirely) exercising the put to pay the JPY-denominated debt remains constant — the USD value of the debt on our balance sheets fluctuates each fiscal period according to the JPY/USD exchange rates. Despite the fact that the Westinghouse Bonds currency translation has no impact on the value of the JPY-denominated debt or the JPY-denominated put proceeds, the non-cash foreign currency translation to USD has impacted in a material way (both positively and negatively), and will likely continue to impact, our Statement of Operations in each reporting period.

As part of the Investment in Westinghouse transaction, we also executed the Shareholder Agreements which, among other things, set for NEH a target minimum dividend of approximately $24.0 million annually (Westinghouse Dividend) for the first six years we hold our Westinghouse Equity. Under the Shareholder Agreements, each of the shareholders is due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, the shortfall accrues to the extent Westinghouse earns net income in the future. Our right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the sale of our Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. We have received dividends totaling $69.5 million to date. Dividends received are accounted for as a reduction of our investment in Westinghouse carrying value. However, neither a shortfall in target minimum Westinghouse Dividends nor any Westinghouse Dividends received is included in the results of our Investment in Westinghouse segment. At August 31, 2010, the dividend shortfall totaled $14.5 million.

Concurrent and in connection with our acquisition of the Westinghouse Equity, we executed with Toshiba the Westinghouse CRA which provides us with certain exclusive opportunities to bid on projects where we would perform EPC services on future Westinghouse AP 1000 nuclear power plants, along with other commercial opportunities, such as supplying piping for those units. The Westinghouse CRA has a six year term and contains renewal provisions. As long as we maintain more than a 15% interest in Westinghouse, we maintain our exclusivity rights provided under the terms of the Westinghouse CRA. However, we would continue to retain our rights under the Westinghouse CRA for projects for which a request for proposal had been received prior to the CRA’s termination. For accounting purposes we concluded that no value should be allocated to the Westinghouse CRA nor should it be recognized as a separate asset.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to us for Westinghouse’s calendar quarter periods. We record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, our fiscal 2010, 2009, and 2008 equity in earnings include Westinghouse’s operations for the periods July 1, 2009, through June 30, 2010; July 1, 2008, through June 30, 2009; and July 1, 2007, through June 30, 2008, respectively.

Summarized unaudited financial information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

Balance Sheets	June 30, 2010	June 30, 2009

Current assets	$2,588,236	$2,318,455
Noncurrent assets	6,150,264	6,059,812
Current liabilities	2,460,723	2,072,395
Noncurrent liabilities	1,146,392	1,148,347
Noncontrolling interest	133,187	85,324

	July 1, 2009	July 1, 2008	July 1, 2007
Statements of Operations	to June 30, 2010	to June 30, 2009	to June 30, 2008

Revenues	$4,202,881	$3,525,889	$2,911,399
Gross profit	894,677	743,996	712,426
Income from continuing operations before income taxes	145,070	108,930	153,098
Net income attributable to shareholders	78,257	57,441	123,351

For all other jointly owned operations that are accounted for using the equity method of accounting, aggregated summarized financial information assuming a 100% ownership interest is as follows (in thousands):

	At August 31,
Balance Sheets	2010	2009

Current assets	$31,818	$35,603
Noncurrent assets	10,849	42,255
Current liabilities	15,715	38,659
Noncurrent liabilities	8,132	6,528

	For the Year ended August 31,
Statements of Operations	2010	2009	2008

Revenues	$62,939	$116,868	$260,022
Gross profit	6,078	21,600	39,301
Income (loss) from continuing operations before income taxes	(20)	(696)	(711)
Net income (loss)	(11)	(1,147)	(825)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our investments in and advances to unconsolidated entities, joint ventures, and limited partnerships and our overall percentage ownership of these ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership	At August 31,
	Percentage	2010	2009

Investment in Westinghouse	20%	$967,916	$1,008,442
Other	23% - 50%	11,656	21,295

Total investments in and advances to unconsolidated entities, joint ventures, and limited partnerships		$979,572	$1,029,737

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows:

	For the Year Ended August 31,
	2010	2009	2008

Investment in Westinghouse, net of income taxes of $8,666, $2,249, and $9,644, respectively	$6,986	$9,240	$15,026
Other unconsolidated entities, net of income taxes of $406, $1,118, and $1,707, respectively	91	1,779	2,655

Total earnings (losses) from unconsolidated entities, net income of taxes	$7,077	$11,019	$17,681

In December 2009, we purchased a loan from a third party for $19.9 million that was due from a VIE accounted for under the equity method. The purchase of the loan resulted in an additional variable interest in the entity and we consolidated the entity effective December 2009.

Variable Interest Entities

We enter into joint ventures to bid and propose on specific contracts. If the contract is ultimately awarded to the joint venture entity, certain modifications to the operating agreements are often made and initial working capital investments are then made by each joint venture partner. If a contract is not awarded, the joint venture is dissolved. Typically, the activity in these joint ventures is limited to bid and proposal costs and are not material.

Certain of our unconsolidated entities have operating agreements that allow for changes in ownership interests and allocation of profits and losses if certain events should occur. These changes, should they occur, would require us to reconsider whether these entities meet the definition of a VIE as well as the determination of the primary beneficiary, if any, in accordance with ASC 810.

The following is a summary of our significant VIEs at August 31, 2010:

Consolidated VIEs

•	In November 1993, Shaw-Nass Middle East, W.L.L. (Shaw-Nass) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We acquired a 49% equity interest in the joint venture, and have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. This entity which is included in our Fabrication & Manufacturing (F&M) segment had total assets of approximately $32.0 million and total liabilities of $3.9 million at August 31, 2010. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest of $13.9 million at August 31, 2010.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. (Badger) contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing. Creditors of Badger Licensing, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and outstanding advances and loans to LLC. This entity had total assets and liabilities of $15.3 million and $5.6 million at August 31, 2010, respectively and is included in our E&C segment. The creditors of the entity, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our exposure to losses is limited to our equity interest of $4.8 million at August 31, 2010 and certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb. Until April 1, 2010, we have agreed to absorb approximately $3.6 million annual of the joint venture’s costs. After April 1, 2010, these costs will begin to be absorbed by both members and will be shared equally as of January 1, 2011. We also have a funding commitment of up to $10.0 million for any third-party claim that Badger does not have the surplus cash to cover.

•	In October 2006, NEH was created to issue the Westinghouse bonds and hold our 20% equity interest in Westinghouse.

Related Party Transactions

The following table summarizes related party transactions with these unconsolidated entities included in our consolidated financial statements at August 31, 2010, and 2009 and for the fiscal years ending August 31, 2010, 2009, and 2008 (in thousands):

	Privatization
	Entities	Other(1)

Revenue from unconsolidated entities for years ended
2010	$—	$7,651
2009	782	3,746
2008	38,893	10,738
Accounts and other receivables from unconsolidated entities at August 31,
2010	$—	$4,265
2009	—	3,534
Advances to unconsolidated entities at August 31,
2010	$—	$9
2009	—	—

(1)	includes activity with Westinghouse

During fiscal years ending August 31, 2009 and 2008, related party transactions with unconsolidated entities were included in our consolidated financial statements for certain of our military housing privatization joint ventures. The transactions were related to improvements, including renovations or replacement of the facilities and construction of new houses, and to provide ongoing management and maintenance services. The underlying contracts related to these activities were sold or terminated during fiscal years ending 2009 and 2008, thus related party transactions were no longer included in our consolidated financial statements thereafter.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Goodwill and Other Intangibles

Goodwill

The following table reflects the changes in the carrying value of goodwill by segment from September 1, 2008 to August 31, 2010 (in thousands):

	Power	Plant Services	E&I	E&C	F&M	Total

Balance at September 1, 2008	$139,177	$42,027	$194,174	$114,015	$17,962	$507,355
Remeasurement of acquired tax contingency	—	—	(4,366)	—	—	(4,366)
Currency translation adjustment	—	—	—	(1,440)	(244)	(1,684)

Balance at August 31, 2009	$139,177	$42,027	$189,808	$112,575	$17,718	$501,305
Currency translation adjustment	—	—	—	(566)	(1,244)	(1,810)

Balance at August 31, 2010	$139,177	$42,027	$189,808	$112,009	$16,474	$499,495

We had tax-deductible goodwill of approximately $77.1 million and $92.1 million at August 31, 2010, and August 31, 2009, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Goodwill Impairment Review

In accordance with current accounting guidance, we have identified seven reporting units for the purpose of conducting our goodwill impairment review. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.

To calculate the fair value of a reporting unit used in our goodwill impairment review, we utilized the guideline public company method (a market approach) and the discounted cash flow method (an income approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under these two methods. When performing our annual impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators. If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

The guideline public company method relies on valuation multiples derived from stock prices, financial results and enterprise values from the trailing twelve months of publicly traded companies that are comparable to the subject reporting unit. The derived valuation multiples are then applied to each reporting unit to develop an estimate of the fair value of the subject reporting unit. The earnings multiples used in our goodwill impairment review ranged between 5.1 times and 9.5 times.

The discounted cash flow method relies upon a company’s estimated future cash flows, and then “discounting” those future flows by the desired rate of return in order to determine the “present value” of the future cash stream. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin, and terminal value capitalization rate. The discount rates used in the discounted cash flow models ranged from 13.0% to 15.0%. The terminal value was calculated by using a terminal value capitalization rate of 3%.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The resulting fair values provided appropriate valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. At the March 1, 2010 testing date, our annual review did not indicate an impairment of goodwill for any of our reporting units and all of our reporting units had fair values in excess of carrying values by more than 10%. The resulting fair values provided valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. No events or changes in circumstances have occurred that would indicate an impairment of goodwill since the annual testing date.

Intangible Assets

At August 31, 2010 and 2009, amortizable intangible assets included in other assets (other than contract (asset) adjustments discussed below) consisted of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal year 2000 and certain petrochemical process technologies, patents, and tradenames acquired in the Badger Technologies acquisition in fiscal year 2003 (both of which are being amortized over fifteen years) and patents acquired in the IT Group acquisition in fiscal year 2002 (which are being amortized over ten years). Additionally, we recorded a client relationship intangible related to the IT Group acquisition (which is being amortized over ten years).

We amortize all of these intangible assets using the straight line method. Amortization expense included in cost of revenues was $3.0 million, $3.2 million, and $3.2 million for the fiscal years ended August 31, 2010, 2009, and 2008, respectively.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies,
	Patents, and Tradenames		Client Relationships
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

August 31, 2008 balance	$44,526	$(21,200)	$2,016	$(1,277)
Adjustments	(572)	541	—	—
Amortization	—	(2,875)	—	(202)

August 31, 2009 balance	$43,954	$(23,534)	$2,016	$(1,479)
Adjustments	—	59	—	—
Amortization	—	(2,775)	—	(201)

August 31, 2010 balance	$43,954	$(26,250)	$2,016	$(1,680)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies,	Client
	Patents, and Tradenames	Relationships

2011	$2,772	$202
2012	2,770	134
2013	2,766	—
2014	2,766	—
2015	2,766	—
Thereafter	3,864	—

Total	$17,704	$336

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	August 31, 2010		August 31, 2009
	Short-term	Long-term	Short-term	Long-term

Notes payable on purchases of equipment; 0% to 1.3% interest; payments discounted at imputed rate of 5.9% interest; due September 2010 through April 2011	$4,079	$—	$10,610	$2,146
Notes payable on purchases of equipment; 5.2% to 6.0% interest; due June 2011 through July 2012, and paid in full October 2009	—	—	1,188	1,824
Other notes payable	—	—	2,805	2,277
Capital lease obligations	400	979	796	1,380

Subtotal	4,479	979	15,399	7,627
Westinghouse Bonds (see description below)	1,520,674	—	1,387,954	—

Total	$1,525,153	$979	$1,403,353	$7,627

The notes payable on purchases of equipment are collateralized by the purchased equipment. The carrying amount of the equipment pledged as collateral was approximately $18.8 million at August 31, 2010.

Annual scheduled maturities of debt and minimum lease payments under capital lease obligations during each year ending August 31 are as follows (in thousands):

	Capital
	Lease Obligations	Debt

2011	$475	$4,079
2012	399	—
2013	399	1,520,674
2014	266	—
2015	—	—
Thereafter	—	—

Subtotal	1,539	1,524,753
Less: amount representing interest	(160)	—

Total	$1,379	$1,524,753

Westinghouse Bonds

The Westinghouse Equity was purchased by our wholly-owned subsidiary NEH for an aggregate purchase price in excess of $1.1 billion. NEH funded the purchase price by issuing JPY-denominated Westinghouse Bonds with a total face value of approximately JPY 128.98 billion, then equivalent to approximately $1.1 billion. The Westinghouse Bonds are limited recourse to us (except NEH), are governed by the Bond Trust Deed, and are collateralized primarily by the Westinghouse Equity and the JPY-denominated Put Option between NEH and Toshiba.

The Put Option Agreements, executed as part of the Investment in Westinghouse transaction, provide us the option to sell all or part of our Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. The proceeds of any such sale must be used to pay the JPY-denominated Westinghouse Bond debt. Should we choose to put all of our Westinghouse Equity to Toshiba, we will receive from Toshiba at least JPY

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

124.7 billion (approximately 97% of our original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129.0 billion (100% of the face value of the bonds outstanding), all of which must be used to repay the Westinghouse Bonds. Because the JPY to USD exchange rate will not alter the amount of Toshiba’s JPY-denominated payment obligation should we exercise the Put Option nor the amount of our obligation to pay the Westinghouse Bond debt which we must pay with the JPY-denominated proceeds. Consequently the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the holders of the JPY-denominated Westinghouse Bonds proceeds, significantly reducing the possibility that putting the shares to Toshiba would result in insufficient proceeds to cover the Westinghouse Bonds debt, or any portion thereof, should there be an unfavorable JPY to USD exchange rate. If we allow the Put Option to expire unexercised, we may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.

As discussed in Note 7 — Equity Method Investments, under the Put Option Agreement terms, NEH may exercise the option to sell all or part of our Westinghouse Equity to Toshiba during a defined “Exercise Period.” We are currently in the Exercise Period, that commenced the earlier of March 31, 2010, or the occurrence of a “Toshiba Event.” A Toshiba Event is defined in the Put Option Agreements and is caused by, among other things, Toshiba failing to maintain certain minimum financial metrics. Toshiba timely notified us that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed. The Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreements , but because Toshiba failed to meet its consolidated net worth requirement, the Westinghouse Bond holders now have the ability to direct us to exercise the Put Option, as a result of which we would receive the pre-determined JPY-denominated put price. Those proceeds would, in turn, be used to retire the JPY-denominated Westinghouse Bond debt. We may elect to exercise the Put Option at any time through February 28, 2013.

In order for the Westinghouse Bond holders to direct us to put the Westinghouse Equity to Toshiba, a ‘supermajority’ of the bondholders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to direct the exercise. Alternatively, a written resolution signed by bondholders representing no less than 75% of the Westinghouse Bond principal amount outstanding and instructing the bond trustee to direct us to exercise the Put Option shall have the same effect (collectively, an “Extraordinary Resolution”). Should we exercise the Put Option at the direction of an Extraordinary Resolution, neither our nor Toshiba’s obligations under the Westinghouse CRA will be affected through the CRA’s original term, which expires in 2013.

Because the Westinghouse Bond holders have the ability to require us to exercise the Put Option to retire the Westinghouse Bonds , in the third quarter of fiscal year 2009 we reclassified the Westinghouse Bonds from long-term to short-term debt. At the end of each fiscal period GAAP requires that we revalue the JPY-denominated Westinghouse Bond debt to its USD equivalent, with difference being recognized as a gain or (loss) in our Statement of Operations for that fiscal period. Additionally, during the third quarter of fiscal year 2009, the reclassification of the Westinghouse Bonds to short-term debt required us to expense a total of $29.4 million in interest expense, which included a $22.8 million pre-tax unamortized original issuance bond discount (including $5.9 million in foreign exchange loss), or $14.0 million after tax, as well as the remaining $6.6 million pre-tax deferred financing costs , or $4.1 million after tax. Those non-cash charges were included as interest expense in our Statement of Operations.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Conversely, the Put Option is not considered a ‘freestanding financial instrument’ or a ‘derivative instrument’ under GAAP and, consequently, is not separated from our equity investment in Westinghouse for accounting purposes. Therefore, neither the Put Option nor its foreign currency component may be revalued at current exchange rates at the end of each fiscal period. So while the JPY value of the JPY-denominated Westinghouse Bond debt remains constant, the JPY value of the pre-determined JPY-denominated Put Option price remains constant, and our obligation to use the JPY-denominated proceeds from (partially or entirely) exercising the put to pay the JPY-denominated debt remains constant — the USD value of the debt on our balance sheets fluctuates each fiscal period with the JPY to USD non-cash foreign currency translation. Despite the fact that the Westinghouse Bonds currency translation has no impact on the value of the JPY-denominated debt or the JPY-denominated put proceeds, the non-cash foreign currency translation to USD has impacted (both positively and negatively), and will likely continue to impact, our Statement of Operations in each reporting period.

If the Put Option expires unexercised on February 28, 2013, we will be required to repay the Westinghouse Bonds using some combination of internally generated cash flows, additional or new borrowings or proceeds from the issuance of equity. We may not be able to obtain credit in the future on terms similar to the terms reflected in the Westinghouse Bonds should we elect to pursue such financing. We may elect to exercise the Put Option at any time through February 28, 2013.

The Westinghouse Bonds consisted of the following (in thousands):

	August 31,	August 31,
	2010	2009

Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.44% at August 31, 2010)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	440,674	307,954

Total Westinghouse debt	$1,520,674	$1,387,954

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At August 31, 2010 and 2009, the fair value of the swap totaled approximately $33.2 million and $31.4 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the fiscal year ended August 31, 2010.

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 24, 2009, we entered into the Amended and Restated Credit Agreement (Restated Agreement) with a group of lenders that provided new and extended lender commitments to the Facility of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduce the amount otherwise available for borrowing under the Facility. The Restated Agreement included new lenders to the Facility as well as certain existing lenders who will exit the Facility in 2010 or 2011, following the expiration of their existing commitments. Accordingly, the Restated Agreement contemplates three groups of lenders, the “2010 Lenders,” the “2011 Lenders,” and the “2012 Lenders,” with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011, and October 25, 2012, respectively. The Restated Agreement made available $1,214.0 million in commitments through April 25, 2010 (up from $1,053.0 million), $1,095.0 million from April 26, 2010, through April 25, 2011, and $1,000.0 million from April 26, 2011, through October 25, 2012. The Facility is available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures, and general corporate purposes.

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

The Restated Agreement contains certain financial covenants that were effective August 31, 2009, replacing the Facilities then existing financial covenants, including:

•	a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Restated Agreement and adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets; (Amendment IV to the Facility had increased the maximum leverage ratio to 2.75x our EBITDA for quarters ending prior to August 31, 2007 and 2.5x on or thereafter);

•	a minimum debt service charge coverage ratio of 3.0x EBITDA. The previous Credit Agreement contained a minimum fixed charge coverage ratio of 2.5x EBITDA (Amendment IV to the Facility had decreased the minimum fixed charge coverage ratio to 2.25x our EBITDA for quarters ending on or prior to February 29, 2008, and 2.5x thereafter); and

•	a minimum consolidated net worth as defined by the Restated Credit Agreement.

At August 31, 2010, we were in compliance with the financial covenants contained in the Facility agreement.

The Restated Agreement continues to be secured by, among other things: (1) a first priority security interest in all of our tangible and intangible assets (including, without limitation, equipment, real estate, and intellectual property) and a pledge of all of our domestic capital stock and the capital stock of our guarantor subsidiaries; (2) guarantees by our domestic subsidiaries; and (3) 66% of the capital stock in certain of our foreign subsidiaries. The Restated Agreement permits the release of such liens if (a) the Company obtains a corporate credit rating of at least BBB- from Standard & Poor’s and Baa3 from Moody’s Investment Services, (b) all liens securing any supplemental credit facilities are released, and (c) other conditions specified in the Restated Credit Agreement are satisfied.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Restated Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase, or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents after giving effect to any dividend or stock repurchase is at least $500 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Agreement to $250 million. In situations where our unrestricted cash and cash equivalents is less than $500 million, our ability to pay dividends or repurchase our shares is limited to $25 million per fiscal year.

Under the Restated Agreement, we are required, with certain exceptions, to prepay loans outstanding under the Facility with: (1) the proceeds of new indebtedness; (2) insurance proceeds or condemnation awards in excess of $5.0 million that are not applied or contractually committed to rebuild, restore, or replace the property within 180 days of the receipt thereof; and (3) the sale of certain assets or the stock of any subsidiaries in excess of $5.0 million the proceeds of which are either (a) not used to finance a permitted acquisition as defined in the Restated Agreement or (b) that are not reinvested within one year of the receipt thereof.

Under the Restated Agreement, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Facility by S&P or Moody’s Investors Service (Moody’s) or, if the Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00% for the 2010 Lenders and the 2011 Lenders and LIBOR plus 2.5% to 4.25% for the 2012 Lenders; or (2) the defined base rate plus 0.00% to 0.50% for the 2010 Lenders and the 2011 Lenders and 1.0% to 2.75% for the 2012 Lenders. Although there were no borrowings at August 31, 2010, the interest rate that would have applied to any base rate borrowings under the Facility was 4.6%.

The total amount of fees associated with letters of credit issued under the Facility were approximately $12.4 million, $12.5 million, and $13.2 million for fiscal year 2010, 2009, and 2008, respectively, which includes commitment fees associated with unused credit line availability of approximately $3.5 million, $1.1 million, and $0.7 million, respectively.

For the years ended August 31, 2010, 2009, and 2008, we recognized, $4.6 million, $3.0 million, and $2.9 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility. At August 31, 2010, and 2009, unamortized deferred financing fees related to our Facility were approximately $10.3 million and $5.0 million, respectively.

At August 31, 2010, the portion of the Facility available for financial letters of credit and/or revolving credit loans was $791.1 million, representing the total Facility ($1,095.0 million at August 31, 2010) less outstanding letters of credit ($303.9 million at August 31, 2010).

The following table presents the outstanding and available amounts under our Facility at August 31, 2010 (in millions):

Total Facility	$1,095.0
Less: outstanding performance letters of credit	(197.2)
Less: outstanding financial letters of credit	(106.7)
Less: outstanding revolving credit loans	—

Remaining availability under the Facility	$791.1

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At August 31, 2010, Shaw-Nass had no borrowings under its revolving line of credit and approximately $1.6 million in outstanding bank guarantees under the facility. The interest rate applicable to any borrowings is a variable rate (1.26% at August 31, 2010) plus 2.25% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At August 31, 2010 and 2009, there were $22.6 million and $24.8 million of letters of credit outstanding under this facility, respectively.

A bank has extended to us a $50.0 million uncommitted, unsecured bilateral line of credit for issuing performance letters of credit in Saudi Arabia. Fees under this facility are paid quarterly. At August 31, 2010 and 2009, there were $29.8 million letters of credit outstanding, respectively, under this facility.

Note 10 —	Income Taxes

Intraperiod Allocation of Income Taxes:

	For the Fiscal Year Ended August 31,
(In thousands)	2010	2009	2008

Provision for income taxes	$44,008	$11,880	$71,384
Income from 20% investment in Westinghouse	8,666	2,247	9,645
Earnings (losses) from unconsolidated entities	406	1,119	1,707

Total income tax from continuing operations	53,080	15,246	82,736

Shareholders’ equity:
Compensation expense for tax purposes less than (in excess of) amounts recognized for financial reporting	(1,014)	1,389	(37,464)
Pension liability	(2,258)	(6,422)	(736)
Other comprehensive income of investment in Westinghouse	(7,411)	(50,744)	4,206
Adoption of FIN 48	—	—	4,943
Marketable securities	348	—	—
Derivative instrument	(729)	(8,711)	(775)

Total income taxes	$42,016	$(49,242)	$52,910

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax attributable to income before income taxes, minority interest, and earnings (losses) from unconsolidated entities:

	For the Fiscal Year Ended August 31,
(In thousands)	2010	2009	2008

Current:
U.S. federal	$51,597	$69,779	$56,871
State and local	322	18,027	12,133
Foreign	6,596	6,009	11,587

Total current tax provision	58,515	93,815	80,591

Deferred:
U.S. federal	(17,269)	(66,592)	3,480
State and local	(6,428)	(17,834)	(2,038)
Foreign	9,190	2,491	(10,649)

Total deferred tax provision	(14,507)	(81,935)	(9,207)

Total provision for income taxes	$44,008	$11,880	$71,384

Other current liabilities include $16.7 million and $8.6 million at August 31, 2010 and 2009, respectively, of current income taxes payable, including amounts due for foreign and state income taxes.

Income before income taxes, minority interest, and earnings (losses) from unconsolidated entities (pre-tax income):

	For the Fiscal Year Ended August 31,
(In thousands)	2010	2009	2008

Domestic	$78,157	$(5,454)	$196,606
Foreign	69,673	38,043	23,884

Income before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$147,830	$32,589	$220,490

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on pretax income is as follows:

	For the Fiscal Year Ended August 31,
	2010	2009	2008

U.S. Federal statutory tax rate	35%	35%	35%
State taxes, net of federal income tax benefit	—	—	4%
Foreign tax differential	(2)%	(6)%	2%
Work Opportunity Tax Credit	—	(4)%	—
Foreign tax credits	(1)%	(9)%	(5)%
Section 199 — Domestic Manufacturer Deduction	(1)%	(9)%	(2)%
Valuation allowance	2%	(2)%	(5)%
Noncontrolling interests	(4)%	(18)%	(4)%
Research and experimentation credit claims	(6)%
Compensation and stock options	2%	13%	2%
Uncertain tax positions	5%	25%	—
Nondeductible meals and entertainment	4%	14%	3%
Rate changes	(1)%	—	—
Other, net	(3)%	(2)%	2%

	30%	37%	32%

The Company’s effective tax rate for pre-tax income excluding minority interest for the years ended August 31, 2010, 2009 and 2008 was 34%, 75% and 37% respectively.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts:

(In thousands)	2010	2009

Deferred tax assets:
Receivables	$8,303	$9,264
Net operating loss and tax credit carryforwards	53,028	54,535
Other expenses not currently deductible	35,547	51,343
Investments in affiliates	—	—
Foreign currency	168,097	115,527
Derivative instrument	12,931	12,108
Deferred financing costs	7,545	10,583
Equity in other comprehensive income of Westinghouse	41,903	34,227
Compensation related expenses	55,305	66,030

Total gross deferred tax assets	382,659	353,617
Less valuation allowance	(27,398)	(22,025)

Net deferred tax assets	355,261	331,592

Deferred tax liabilities:
Goodwill and other intangibles	(52,281)	(45,735)
Property, plant and equipment	(26,551)	(26,976)
Equity in other comprehensive income of Westinghouse	—	—
Investments in affiliates	(1,565)	(11,148)
Employee benefits and other expenses	(1,538)	(3,034)

Total gross deferred tax liabilities	(81,935)	(86,893)

Net deferred tax assets	$273,326	$244,699

Unremitted Earnings

We have not recognized a deferred tax liability of approximately $56.0 million for the undistributed earnings of our foreign operations that arose in 2010 and prior years as we consider these earnings to be indefinitely invested. As of August 31, 2010, the undistributed earnings of these subsidiaries were approximately $144.0 million. A deferred tax liability will be recognized when we can no longer demonstrate that we plan to permanently reinvest the undistributed earnings.

Losses and Valuation Allowances

The valuation allowance for deferred tax assets at August 31, 2010 and 2009 was $27.4 million and $22.0 million, respectively. These valuation allowances were related to foreign and state net operating loss carryforwards. The net change in the total valuation allowance for each of the years ended August 31, 2010, 2009, and 2008 was an increase (decrease) of $5.4 million, $9.1 million and ($11.1) million, respectively. During fiscal 2008, $1.5 million of the reduction in valuation allowance for deferred tax assets was allocated to shareholders’ equity. During fiscal 2009, a valuation allowance was established for certain additional state net operating losses which, if realizable, would reduce future state taxes payable totaling $10.8 million. Additionally, valuation allowances totaling $3.1 million associated with certain state net operating losses were released. During fiscal 2010, a valuation allowance was established for certain state net operating losses which,

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

if realizable, would reduce future state taxes payable totaling $5.6 million while valuation allowances totaling $1.7 million associated with certain state net operating losses were released. Additionally, the valuation allowance increased $1.5 million as a result of a tax rate change.

At August 31, 2010, we have U.S. federal net operating loss carryforwards totaling $22.4 million that are limited to use at $2.0 million a year against future federal taxable income and expires through 2022. Additionally, we have $33.4 million of foreign net operating losses and $8.5 million of foreign capital losses available for carryforward with varying expiration dates. A full valuation allowance has been established for the capital losses. There are also state net operating losses available for carryforward which would reduce future state taxes payable by up to $31.4 million of which we currently believe that $8.1 million will be utilized. A valuation allowance has been established for the difference.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at August 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Uncertain Tax Positions

We adopted the provisions of ASC 740 relating to uncertain tax positions effective September 1, 2007. Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. A reconciliation of unrecognized tax benefits, interest and penalties is as follows:

Unrecognized
Tax
Benefits
(In thousands)

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

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized
Tax
Benefits
(In thousands)

Balance at August 31, 2009	52,140
Increase (decrease) in Tax Positions — prior years	(3,976)
Increase in Tax Positions — current year	443
Settlements	(1,924)
Increase, Interest — Net	508
Increase, Penalties — Net	5
Currency Translation Adjustment — Net	79

Balance at August 31, 2010	$47,275

The portion of the balance at August 31, 2010, that would affect our effective tax rate is $42.2 million. Interest, penalties and currency translation adjustments included in the balance at August 31, 2010, is $4.6 million. The remaining difference represents the amount of unrecognized tax benefits for which the ultimate tax consequence is certain, but for which there is uncertainty about the timing of the tax consequence recognition. Because of the impact of deferred tax accounting, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

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

Certain tax years are under audit by relevant tax authorities including the fiscal years 2006 through 2008 U.S. federal tax returns by the Internal Revenue Service (IRS). We have extended the statute of limitations on our U.S. federal returns for the fiscal years involved in the IRS appeal (see Note 14 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.

While the IRS appeal of fiscal years 2004 and 2005 may be concluded in the foreseeable future, including in fiscal year 2011, it is not possible at this time to estimate the impact of changes over the next 12 months in unrecognized tax benefits.

Note 11 —	Capital Stock

We are authorized to issue an aggregate of two hundred twenty million (220,000,000) shares, of which two hundred million (200,000,000) shares shall be common stock, no par value (“Common Stock”), and twenty million (20,000,000) shares shall be preferred stock, no par value (“Preferred Stock”). Each outstanding share of Common Stock entitles its holder to one vote on each matter properly submitted to our shareholders for their vote, waiver, release, or other action. There are no preemptive rights with respect to any class of stock.

Preferred Stock:  Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. Of the Preferred Stock, 2,000,000 shares are designated as “Series A Junior Participating

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock” (the “Series A Preferred Stock”) related to the preferred share purchase rights discussed below. We had no shares of Series A Preferred Stock outstanding at August 31, 2010 and 2009.

Common Stock:  At August 31, 2010 and 2009, we had 90,669,011 and 89,316,057 shares issued and 84,913,062 and 83,606,808 shares outstanding, respectively.

Treasury Stock:  Treasury stock is recorded at cost. At August 31, 2010 and 2009, we had 5,755,949 and 5,709,249 shares classified as Treasury Stock at a cost of $117.5 million and $116.1 million, respectively. For the years ended August 31, 2010 and 2009, we repurchased 46,700 and 48,789 shares at a cost of $1.3 million and $1.2 million, respectively. The repurchases of treasury stock were the result of tax withholdings on stock compensation transactions.

Shareholder Rights Plan:  In July 2001 we adopted a shareholders’ rights plan (Rights Agreement) pursuant to which we issued one preferred share purchase right (Right) for each share of common stock in the Company outstanding as of July 31, 2001. The Rights trade with, and are inseparable from, the shares of common stock. New Rights accompany any new shares of common stock issued after July 31, 2001, until the Rights become exercisable or the Rights Agreement terminates.

The Rights are intended to protect shareholders from coercive and otherwise unfair takeover tactics, and to thereby better enable all of our shareholders to realize the long-term value of their investment in us. The Rights work by imposing a significant penalty upon any person or group which acquires 15% or more of our outstanding common stock without the approval of our Board of Directors by diluting such person’s or group’s voting power as well as significantly increasing the aggregate purchase price it must pay to acquire our company. Accordingly, we believe that the Rights will encourage anyone seeking to acquire our company to negotiate with our Board of Directors prior to attempting a takeover.

The Rights, which expire on July 9, 2011, become exercisable only if a person or group (Acquiring Person) acquires or announces its intention to acquire 15% or more (the triggering percentage) of the common stock. Our Board is authorized to reduce the triggering percentage from 15% to no less than 10% of the common stock.

In the event, and at the time, the Rights become exercisable, each Right-holder (other than an Acquiring Person), will be entitled to acquire shares of our common stock at a substantial discount to the prevailing market price for shares of our common stock (as described in the Rights Agreement). Additionally, should the Company be acquired in a merger or similar transaction after the Rights have become exercisable, each Right-holder will be entitled to purchase shares of the acquiring company at a substantial discount from the market price of the acquiring company’s stock price prior to the acquisition or merger.

After a person or group becomes an Acquiring Person, but before an Acquiring Person owns 50% or more of our outstanding common stock, our Board may extinguish the Rights by exchanging one share of our common stock or an equivalent security for each Right, other than the Rights held by the Acquiring Person.

Our Board has the option, at any time prior to a person or group becoming an Acquiring Person, to redeem the Rights for $0.01 per Right. The Rights Agreement should not interfere with a merger or other business combination at a full and fair price as approved by our Board of Directors.

Note 12 —	Share-Based Compensation

Stock Compensation Plans

We maintain the following share-based compensation plans to provide equity incentive award opportunities to our directors, officers, and key employees. These plans are administered by the Compensation

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee of the Board of Directors, which approves participant eligibility, the number of shares awarded and the terms, conditions, and other provisions of each award:

	Authorized
Plan	Shares	Types of Equity Instrument Authorized

1993 Employee Stock Option Plan (1993 Plan)	3,844,000	Qualified and non-qualified stock options and restricted stock awards
1996 Non-Employee Director Stock Option Plan (1996 Plan)	300,000	Non-qualified stock options
Stone & Webster Acquisition Stock Option Plan (Stone & Webster Plan)	1,070,000	Non-qualified stock options
2001 Employee Incentive Compensation Plan (2001 Plan)	9,500,000	Qualified and non-qualified stock options, stock appreciation rights, performance shares, and restricted stock awards
2005 Non-Employee Director Stock Incentive Plan (Directors’ Plan)	300,000	Non-qualified stock options and phantom stock awards
2008 Omnibus Incentive Plan	4,500,000	Non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards

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

Shares available for future stock option and restricted stock awards to employees and directors under existing plans were 1,192,304 and 2,845,364 at August 31, 2010, and August 31, 2009, respectively.

Stock Options

We use the modified Black-Scholes option pricing model to estimate the fair value of stock option awards with the following weighted-average assumptions for the indicated periods:

	For the Year Ended August 31,
	2010	2009	2008

Expected volatility	57.5%	64.0%	52.0%
Risk-free interest rate	2.6%	3.0%	3.6%
Expected term of options (in years)	4.9	4.9	5.4
Grant-date fair value	$13.75	$9.96	$32.79

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

The following table represents stock option activity from September 1, 2008 to August 31, 2010:

		Weighted	Weighted-Average
		Average	Remaining
	Shares	Exercise Price	Contract Term

Outstanding at September 1, 2008	3,103,079	26.27	6.0
Granted	1,218,011	18.38
Exercised	(76,828)	16.64
Forfeited	(93,131)	37.28

Outstanding at August 31, 2009	4,151,131	23.89	6.3
Granted	820,173	27.94
Exercised	(784,124)	20.69
Forfeited	(182,433)	29.12

Outstanding at August 31, 2010	4,004,747	25.10	6.5

Exercisable at August 31, 2010	2,169,124	$23.59	4.8

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these stock option grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2010	2009	2008

Stock Option Compensation Expense	$10.8	$9.7	$9.3

The aggregate intrinsic value of options outstanding was $40.9 million and $36.7 million at August 31, 2010, and August 31, 2009, respectively. The aggregate intrinsic value of options exercisable was $25.5 million and $21.6 million at August 31, 2010, and August 31, 2009, respectively. The total intrinsic value of options exercised was $9.8 million, $1.0 million, and $113.8 million for the fiscal years ended August 31, 2010, 2009, and 2008, respectively.

Net cash proceeds from the exercise of stock options for the fiscal years ended August 31, 2010, and August 31, 2009 were $16.2 million and $1.3 million, respectively. The actual income tax benefit realized from stock option exercises were $1.8 million, $0.3 million, and $40.4 million for the fiscal years ended August 31, 2010, 2009, and 2008, respectively.

At August 31, 2010, we have $18.2 million of unrecognized compensation expense related to unvested stock options awards expected to be recognized over a weighted-average period of 1.3 years. The grant date fair value of stock awards vested was $11.1 million, $9.1 million, and $8.2 million for the fiscal years 2010, 2009, and 2008, respectively.

Restricted Stock

The compensation expense for restricted stock awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that are anticipated to fully vest. At August 31, 2010, we have unrecognized compensation expense of $38.9 million associated with unvested restricted stock awards. This amount is expected to be recognized over a weighted average period of 1.1 years.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the compensation expense that was included in general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these restricted stock grants for the periods indicated below (in millions):

	For the Year Ended August 31,
	2010	2009	2008

Restricted Stock Compensation Expense	$24.1	$23.6	$11.7

The following table summarizes our unvested restricted stock activity from September 1, 2008 to August 31, 2010:

		Grant-Date
	Shares	Fair Value

Unvested restricted stock at August 31, 2008	739,717	$39.01
Granted:
Liability-classified restricted stock units granted 10/31/08	1,288,761	17.95
Equity-classified restricted stock units regranted 1/28/09	1,281,512	29.39
Restricted stock granted	1,111,247	18.20

Total granted	3,681,520
Vested	(332,855)	32.27
Forfeited:
Liability-classified restricted stock units granted 10/31/08 and cancelled 1/28/09	(1,281,512)	29.39
Restricted stock forfeited	(77,808)	25.31

Total forfeited	(1,359,320)

Unvested restricted stock at August 31, 2009	2,729,062	27.29
Granted	561,693	27.95
Vested	(964,830)	28.19
Forfeited	(202,036)	25.89

Unvested restricted stock at August 31, 2010	2,123,889	$27.24

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

Note 13 —	Operating Leases

We lease certain office buildings, fabrication and warehouse facilities, machinery, and equipment under various lease arrangements. Leases that do not qualify as capital leases are classified as operating leases, and

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which we have the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period, is used to determine the appropriate lease classification and to compute periodic rental expense.

Certain of our operating lease agreements are non-cancelable and expire at various times and require various minimum rentals. The non-cancelable operating leases with initial non-cancelable periods in excess of twelve months that were in effect as of August 31, 2010, require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2011	$72,805
2012	61,677
2013	51,381
2014	45,791
2015	35,883
Thereafter	91,845

Total future minimum lease payments	$359,382

Future minimum lease payments as of August 31, 2010 have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $0.8 million.

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

We also enter into lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2010, are not included as part of total minimum lease payments shown above.

The total rental expense for the fiscal years ended August 31, 2010, 2009, and 2008 was approximately $178.8 million, $178.1 million, and $170.6 million, respectively. Deferred rent payable (current and long-term) aggregated $32.0 million and $30.3 million at August 31, 2010 and 2009, respectively.

Note 14 —	Contingencies and Commitments

Tax Matters

In connection with the IRS examination of our U.S. federal tax returns for the 2004 and 2005 fiscal years, we have protested adjustments covering approximately $13.0 million of additional federal and state income taxes, for which the interest would begin running from fiscal 2007. Tax and interest accrual provisions have been made in our financial statements for the agreed adjustments in the IRS audit covering the 2004 and 2005 fiscal years and for uncertain tax provisions as discussed in Note 10 — Income Taxes.

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

Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was $641.7 million and $790.3 million at August 31, 2010 and August 31, 2009, respectively. Of the amount of outstanding letters of credit at August 31, 2010, $450.5 million are performance letters of credit issued to our clients. Of the $450.5 million, five clients held $297.3 million or 66.0% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $117.5 million.

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

Legal Proceedings

In connection with an international services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our client before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the client approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The client has further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the client’s counterclaims. We initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The proceedings in the U.S. District Court have ended when the Court declined jurisdiction based on a finding of forum non conveniens. The client initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. In the first ruling by the host country’s court addressing the validity of the arbitration award, the court denied the client’s petition to nullify the award and the client appealed that ruling. The other proceedings

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initiated by the client to contest the award or oppose its enforcement have been stayed pending the outcome of the nullification petition now on appeal before the host country’s appellate court. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the client prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.

We filed a Request for Arbitration with the London Court of International Arbitration (LCIA) in connection with an international fixed price contract executed by our Power segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction. In the request, as amended in a January 2010 filing with the LCIA, we currently seek claims of approximately $27.8 million in additional compensation from our client, the prime contractor on the project, related to delay and disruption, loss of profit on descoped areas and changed labor practices. In addition, we have requested additional compensation relative to remeasurements of quantities and scope variations from our client of approximately $13.6 million. On February 5, 2009, the client, who holds a $2.1 million performance letter of credit from us, filed a response that denied our claims and stated it had counterclaims totaling approximately $61.4 million related to certain alleged costs associated with completing work that the client removed from our scope and damages suffered because of our alleged failure to complete work in a timely manner. On August 12, 2009, the client filed a Statement of Defense and Counterclaim, which was subsequently amended on June 2, 2010 in response to our January 2010 amendment, and wherein the client’s counterclaims were reduced to $24.4 million. Within this counterclaim, the client also identified $19.1 million it was owed for descopes of work, but agreed in principal to change orders for remeasurements and variations valued at $11.3 million. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this arbitration. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our statements of operations and cash flows. The USD value of the claims and our letter of credit stated herein fluctuate due to changes in the exchange rate of the GBP.

Our subsidiary, Stone & Webster, Inc. (S&W), is nearing completion of work for Xcel Energy (d/b/a Public Service of Colorado) on Xcel’s Comanche project in Colorado. There are material claims by S&W against Xcel for contract changes relating to coordination of the work, delays and resulting impacts on our ability to perform. The resulting change order request submitted by S&W was denied. As a result, S&W filed a lawsuit, 2009-CV-6913, in the District Court, City and County of Denver, Colorado, against Xcel on July 14, 2009, in which we are now seeking damages of approximately $100.0 million. Xcel filed a counterclaim that alleges approximately $70.0 million in damages or set-offs against S&W. On June 3, 2010, Xcel made a partial draw of $29.7 million on a $41.3 million letter of credit from S&W, alleging S&W had failed to perform its obligations under the EPC contract. We believe the allegations are without merit and will pursue full recovery of the funds. The trial of this case commenced on October 18, 2010. The parties anticipate it will last four weeks with a verdict anticipated in mid-November, 2010. We have evaluated our claims and our client’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of this litigation. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if the client were to prevail completely or substantially in this matter, the outcome could have a material adverse effect on our financial statements.

In connection with a contract executed by our Power segment for the engineering, procurement and construction of a 600 MW steam turbine electrical generation plant in the U.S., we have commenced an arbitration proceeding with our equipment and services supplier on the project. We contend that one of our suppliers failed to comply with certain contractual obligations. This failure disrupted and delayed our work, significantly increased our costs and exposed us to the imposition of liquidated damages by our client, the owner. On December 30, 2009, we presented claims to our supplier in a preliminary Notice of Claim. Our

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supplier did not respond to this Notice of Claim and instead filed a Demand for Arbitration dated January 13, 2010, which requested declaratory relief, injunctive relief and damages in an amount to be determined. We served our own Demand for Arbitration on January 18, 2010, followed by a Detailed Statement of Claim on May 17, 2010, identifying damages of approximately $69.0 million. Also on May 17, 2010, the supplier filed a Detailed Statement of Claim for approximately $31.0 million with time extension and claimed legal expenses still to be determined. We have also commenced an arbitration proceeding against our client for this project. In our arbitration demand, we seek relief from liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract, resulting in a total claim amount of approximately $32.0 million. The client may file a counterclaim, but has not done so to date. We have evaluated our claims against both the supplier and our client and our supplier’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of the respective arbitrations. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our supplier and/or our client were to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statement of operations.

For additional information related to our claims on major projects, see Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts.

Environmental Liabilities

The LandBank Group, Inc., a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At August 31, 2010, our E&I segment had $3.7 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $5.0 million at August 31, 2009.

Employment Contracts

We have entered into employment agreements with each of our senior corporate executives and certain other key employees. In the event of termination, these individuals may be entitled to receive their base salaries, bonuses, and certain other benefits for the remaining term of their agreement and all options and similar awards may become fully vested. Additionally, for certain executives, in the event of death, their estates are entitled to certain payments and benefits.

Note 15 —	Business Segments

Our reportable segments are Power; Plant Services; Environmental and Infrastructure (E&I); Energy and Chemicals (E&C); Pipe Fabrication and Manufacturing (F&M); Investment in Westinghouse; and Corporate.

The Power segment provides a range of project-related services, including design, engineering, construction, procurement, technology, and consulting services, primarily to the global fossil, renewable, and nuclear power generation industries.

The Plant Services segment performs routine and outage/turnaround maintenance, predictive and preventative maintenance, as well as construction and major modification services, to clients’ facilities in the industrial markets primarily in North America.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The E&I segment provides integrated engineering, design, and construction services and executes remediation solutions for contaminants in soil, air, and water for government and private sector clients worldwide.

The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology, and consulting services, primarily to the oil and gas, refinery, petrochemical, and chemical industries.

The F&M segment provides integrated piping systems and services for new construction, site expansion, and retrofit projects for energy and chemical plants. It operates several pipe fabrication facilities in the U.S. and abroad. It also operates two manufacturing facilities that provide products for our pipe fabrication services operations, as well as to third parties. In addition, it operates several distribution centers in the U.S., which distribute our products to our clients.

The Investment in Westinghouse segment includes our Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel, and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Notes 7 and 9 for additional information with respect to the circumstances in which the Westinghouse Bond holders may direct us to exercise the Put Option and sell the Westinghouse Equity to Toshiba.

The Corporate segment includes corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees, and administrative and general expenses that are not allocated to the business units. Our Corporate assets primarily include cash and cash equivalents held by the corporate entities, property & equipment related to the corporate facility, and certain information technology costs.

The following tables present certain financial information for our segments (in millions):

						Investment
						in	Corporate
	Power	Plant Services	E&I	E&C	F&M	Westinghouse	and Other	Total

Fiscal Year 2010
Revenues from external clients	$2,297.9	$881.0	$2,215.2	$1,114.6	$492.0	$—	$0.1	$7,000.8
Intersegment revenues	4.6	49.7	16.8	0.8	—	—	—	71.9
Interest income	0.4	—	1.4	0.4	0.4	—	11.1	13.7
Interest expense	1.2	0.1	0.2	(0.2)	0.1	38.1	4.4	43.9
Depreciation and amortization	23.6	1.8	12.2	9.7	13.6	—	1.9	62.8
Income (loss) before income taxes	64.9	43.7	138.8	64.4	63.9	(169.8)	(58.1)	147.8
Earnings (losses) from unconsolidated entities	—	—	0.7	(0.2)	—	7.0	(0.4)	7.1
Goodwill	139.2	42.0	189.8	112.0	16.5	—	—	499.5
Total assets	2,041.2	206.4	1,185.4	717.7	664.8	1,197.8	965.6	6,978.9
Investment in and advances to equity method investees	—	—	6.8	4.9	—	—	—	11.7
Purchases of property and equipment	110.7	0.4	14.2	6.5	38.6	—	15.4	185.8
Increases (decreases) in other assets, long-term, net	(7.7)	(1.5)	33.1	(2.2)	—	—	(3.8)	17.9

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

						Investment
						in	Corporate
	Power	Plant Services	E&I	E&C	F&M	Westinghouse	and Other	Total

Fiscal Year 2009
Revenues from external clients	$2,581.2	$864.1	$1,835.5	$1,371.5	$623.4	$	$4.0	$7,279.7
Intersegment revenues	5.3	27.2	25.9	1.4	—	—	—	59.8
Interest income	1.1	1.1	0.5	1.5	0.4	—	5.4	10.0
Interest expense	1.0	—	0.6	—	—	68.7	3.3	73.6
Depreciation and amortization	13.8	2.9	9.9	7.7	10.6	—	2.9	47.8
Income (loss) before income taxes	29.3	6.7	91.0	153.0	106.6	(267.0)	(87.0)	32.6
Earnings (losses) from unconsolidated entities	—	—	0.8	2.9	—	9.3	(2.0)	11.0
Goodwill	139.2	42.0	189.8	112.6	17.7	—	—	501.3
Total assets	1,629.9	180.7	1,002.8	853.4	698.0	1,171.2	846.9	6,382.9
Investment in and advances to equity method investees	—	—	12.6	7.5	—	—	1.2	21.3
Purchases of property and equipment	67.0	2.3	10.1	3.6	77.8	—	9.0	169.8
Increases (decreases) in other assets, long-term, net	(6.4)	1.4	(14.3)	(2.3)	(0.2)	(7.8)	1.5	(28.1)

						Investment
						in	Corporate
	Power	Plant Services	E&I	E&C	F&M	Westinghouse	and other	Total

Fiscal Year 2008
Revenues from external clients	$2,655.1	$1,018.2	$1,462.1	$1,283.3	$576.6	$—	$2.7	$6,998.0
Intersegment revenues	5.9	7.7	4.1	9.3	—	—	—	27.0
Interest income	3.8	0.3	1.5	7.8	1.7	—	5.8	20.9
Interest expense	1.3	—	0.8	1.7	(0.6)	37.3	5.4	45.9
Depreciation and amortization	11.0	3.1	15.5	7.2	7.9	—	2.5	47.2
Income (loss) before income taxes	112.7	33.8	39.3	97.4	126.8	(107.9)	(81.6)	220.5
Earnings (losses) from unconsolidated entities	—	—	—	1.5	0.3	15.0	0.9	17.7
Goodwill	139.2	42.0	194.2	114.0	18.0	—	—	507.4
Total assets	1,019.9	175.2	784.7	714.0	533.6	1,167.9	966.9	5,362.2
Investment in and advances to equity method investees	—	—	11.3	6.1	—	1,158.7	2.1	1,178.2
Purchases of property and equipment	22.9	4.5	17.3	13.0	45.7	—	25.7	129.1
Increases (decreases) in other assets, long-term, net	(3.8)	—	(0.7)	3.0	1.5	(1.7)	(5.5)	(7.2)

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	At August 31,
	2010	2009	2008

Total segment assets	$6,978.9	$6,382.9	$5,362.2
Elimination of intercompany receivables	(570.5)	(414.0)	(299.1)
Elimination of investments in subsidiaries	(412.1)	(412.1)	(412.1)
Income tax entries not allocated to segments	—	0.4	(63.7)

Total consolidated assets	$5,996.3	$5,557.2	$4,587.3

The following tables present geographic revenues and long-lived assets (in millions):

	For the Year Ended August 31,
	2010	2009	2008

Revenues:
United States	$5,619.0	$5,669.7	$5,422.2
Asia/Pacific Rim countries	965.2	978.4	573.0
Middle East	263.2	386.3	719.5
United Kingdom and other European countries	67.6	127.9	193.9
South America and Mexico	16.0	51.8	33.6
Canada	23.3	37.7	25.4
Other	46.5	27.9	30.4

	$7,000.8	$7,279.7	$6,998.0

	At August 31,
	2010	2009	2008

Long-Lived Assets:
United States	$538.5	$450.6	$1,245.6
United Kingdom	4.3	5.9	309.3
Other foreign countries	67.1	46.1	32.7

	$609.9	$502.6	$1,587.6

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under ASC 280, Segment Reporting, such as deferred income taxes.

Major Customers

Our clients are principally major multi-national industrial corporations, regulated and merchant energy producers, governmental agencies, and equipment manufacturers. Revenues related to U.S. government agencies or entities owned by the U.S. government were $1,724.5 million, $1,543.3 million, and $1,111.0 million for the fiscal years ended August 31, 2010, 2009, and 2008, respectively, representing approximately 25%, 21%, and 16% of our total revenues for fiscal years 2010, 2009, and 2008, respectively. These revenues were recorded primarily in our E&I segment.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information about our revenues by segment for major clients is as follows (in millions):

			Percentage of
	Number of		Segment
Segment	Clients	Revenues	Revenues

Power	2	$907.2	40%
Plant Services	2	354.6	40%
E&I	1	1,703.8	77%
E&C	2	712.3	64%
F&M	1	53.1	11%

U.S. government agencies or entities are considered to be under common control and are treated as a single client of our E&I segment in the table above.

Export Revenues

For the fiscal years ended August 31, 2010, 2009, and 2008, our international revenues include approximately $752.2 million, $1,262.8 million, and $721.9 million, respectively, of exports from our domestic facilities.

Note 16 —	Supplemental Disclosure to Earnings (Loss) Per Common Share

	For the Year Ended August 31,
	2010	2009	2008

Weighted average shares outstanding (in thousands):
Basic	84,041	83,244	82,063
Diluted:
Stock options	1,022	669	1,766
Restricted stock	771	498	323

	85,834	84,411	84,152

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	For the Year Ended August 31,
	2010	2009	2008

Weighted-average shares:
Stock options	1,222	1,578	301
Restricted stock	103	283	45

Note 17 —	Employee Benefit Plans

The employee benefit and others plans described below cover eligible employees.

Defined Contribution Plans

We sponsor voluntary defined contribution plans for substantially all U.S. employees who are not subject to collective bargaining agreements. Contributions by eligible employees are matched by Company contributions up to statutory levels. We also sponsor similar plans in certain foreign locations. Our expense for the plans for the fiscal years ended August 31, 2010, 2009, and 2008, was approximately $34.7 million, $31.9 million, and $24.5 million, respectively. Our plans offer employees a number of investment options,

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including a limited amount for investment in our common stock. Stock held in the plans is purchased on the open market. At August 31, 2010 and 2009, our plans owned 1,471,966 shares and 1,593,660 shares, respectively, of our common stock. The fair value of the common stock owned by the plans was $47.7 million and $46.7 million at August 31, 2010 and 2009, respectively.

Defined Benefit Plans

Certain of our foreign subsidiaries sponsor both contributory and noncontributory defined benefit plans for their employees. These plans have been closed to new entrants, and two of the plans have also curtailed future retirement benefits for all active members. Benefits payable under these plans will be limited to those benefits accumulated at the time of curtailment adjusted by statutory inflation indices where applicable. Our funding policy is to contribute for current service costs plus minimum special payments when warranted by applicable regulations. Additionally, we may elect to make discretionary contributions. During the current fiscal year we made an $8.2 million voluntary cash contribution to one of our foreign plans.

ASC 715, Retirement Benefits, requires us to recognize the funded status of our defined benefit plans directly in our consolidated balance sheets. ASC 715 also requires us to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income to the extent those changes are not included in the net periodic cost. Other comprehensive income will reflect gain or loss and prior service costs or credit amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic benefit cost during the year, net of tax.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligations, plan assets, and the funded status of our defined benefit plans (in thousands):

	For the Year Ended August 31,
	2010	2009

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$151,159	$154,822
Service cost	135	1,108
Interest cost	7,989	8,255
Participants’ contributions	—	522
Actuarial loss (gain)	12,357	12,536
Benefits paid	(7,334)	(6,925)
Curtailment (gain)	—	(3,179)
Other	—	(956)
Foreign currency exchange	(5,606)	(15,024)

Projected benefit obligation at end of year	$158,700	$151,159

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$122,267	$119,939
Actual return on plan assets	10,415	1,508
Company contributions	12,185	18,587
Participants’ contributions	—	522
Benefits paid	(7,334)	(6,925)
Foreign currency exchange	(4,404)	(11,364)

Fair value of the plan assets at end of year	133,129	122,267

Funded status at end of year	$(25,571)	$(28,892)

The funded status of our defined benefit pension plans of $(25.6) million and $(28.9) million at August 31, 2010 and August 31, 2009, respectively, is included in non-current liabilities shown on our consolidated balance sheet.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of Net Periodic Benefit Cost and Changes Recognized in Other Comprehensive Income (Loss)

	For the Year Ended August 31,
	2010	2009	2008
	(In thousands)

Net periodic benefit cost:
Service cost	$135	$1,063	$2,049
Interest cost	8,034	7,904	8,740
Expected return on plan assets	(7,197)	(6,420)	(8,859)
Amortization of net loss	3,284	2,472	2,170
Curtailment gain	—	(2,725)	—
Other	40	36	—

Total net periodic benefit cost	$4,296	$2,330	$4,100

Changes recognized in other comprehensive income:
Net loss	$9,099	$17,741	$6,749
Amortization of net actuarial loss	(3,263)	(2,574)	(543)
Other amortization	(40)	(38)	(39)

Total changes recognized in other comprehensive income	$5,796	$15,129	$6,167

Unrecognized net actuarial losses totaling $57.6 million and $63.3 million at August 31, 2010 and August 31, 2009, respectively, are classified in accumulated other comprehensive loss. We estimate that $3.6 million of net actuarial losses will be amortized from accumulated other comprehensive income into net pension expense during fiscal year 2011.

Assumptions

	For the Year Ended August 31,
	2010	2009	2008

Weighted-average assumptions used to determine benefit obligations at August 31:
Discount rate	4.75-4.90%	5.60-5.75%	6.00-6.20%
Rate of compensation increase	4.00%	4.00%	4.00-4.70%
Weighted-average assumptions used to determine net periodic benefit cost for years ended August 31:
Discount rate	5.60-5.75%	6.00-6.20%	5.50-5.75%
Expected long-term rate of return on assets	5.99-7.00%	6.40-7.00%	7.00-7.25%
Rate of compensation increase at end of the year	4.00%	4.00-4.70%	3.25-4.50%

We record annual amounts relating to our pension plans based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. We review assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income and amortized to net periodic cost over future periods using the corridor method. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and market conditions.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term Rate of Return Assumptions

The expected long-term rate of return on plan assets is developed by blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. Annually, we review and adjust, as required, the long-term rate of return for our pension plans. The expected long-term rate of return on plan assets has ranged from 5.99% to 7.25% over the past three years.

Accumulated Benefit Obligation

The combined accumulated benefit obligations of our defined benefit pension plans was $158.7 million and $151.2 million at August 31, 2010 and 2009, respectively.

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets

Pension plan asset allocations at August 31, 2010 and 2009, by asset category, are as follows:

	At August 31,
Asset Category	2010	2009

Equity securities	54.5%	52.7%
Debt securities	41.7	42.7
Other	3.8	4.6

Total	100.0%	100.0%

The plan trustees are responsible for ensuring that the investments of the plans are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the benefits as they mature. To this end, the investment objective is to balance return and funding risks.

Each plan has a target asset allocation. On a combined weighted-average basis, target asset allocations range from 20% to 56% for equity securities, 30% to 60% for debt securities, and 0% to 20% for other investments. Asset class targets may vary from the stated allocations depending upon prevailing market conditions. In estimating the expected return on plan assets, the Company considers past performance and future expectations for both the types and expected mix of investments held.

The fair values of our defined benefit pension plan assets as of August 31, 2010 and 2009 by asset category were as follows:

	Fair Value Measurements as of August 31, 2010
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,925	$1,925	$—	$—
Equity securities(a)	72,503	72,503	—	—
Fixed Income securities(b)	55,770	26,778	28,682	310
Real estate funds	2,931	—	2,931	—

Total	$133,129	$101,206	$31,613	$310

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements as of August 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$1,112	$1,112	$—	$—
Equity securities(a)	61,139	52,843	8,296	—
Fixed Income securities(b)	51,368	25,535	25,506	327
Real estate Funds	8,648	—	8,648	—
Total	$122,267	$79,490	$42,450	$327

(a)	Equity securities include both U.K., Canadian, and U.S. equity securities.

(b)	Fixed income securities include both government and corporate bonds.

The following is a description of the primary valuation methodologies used for our pension assets measured at fair value:

•	Corporate bonds: Valued at the closing price reported on the active market on which the individual securities are traded.

•	Corporate bonds and government bonds: Valued at quoted prices in markets that are not active, broker dealer quotations, or other methods by which all significant inputs are observable, either directly or indirectly.

•	Equity securities: Valued at the net asset value of shares held at year end as quoted in the active market.

•	Real Estate: Valued at net asset value per unit held at year end.

Contributions and Benefit Payments

We expect to contribute $4.8 million to the plans in fiscal year 2011. The following benefit payments are expected to be paid from the plans (in thousands):

Fiscal Year	Pension Benefits

2011	$7,445
2012	6,597
2013	6,756
2014	6,911
2015	7,052
2016 — 2020	37,390

In addition to the pension plans disclosed above, we sponsor a defined benefit pension plan for certain former employees of one of our subsidiaries. No new participants have been admitted to the plan in the last fourteen years. The plan’s benefit formulas generally base payments to retired employees upon their length of service. The plan’s assets are invested in fixed income and equity based mutual funds. At August 31, 2010 and 2009, the fair market value of the plan assets was $1.2 million and $1.1 million, respectively, which exceeded the estimated accumulated projected benefit obligation each year. Pension assets included in non-current assets at August 31, 2010 and 2009 were $1.0 million and $0.9 million, respectively.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multiemployer Plans

We participate in various multiemployer pension plans under union and industry-wide agreements. Generally, these plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act (ERISA), a contributor to a multiemployer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability.

We recognize expense in connection with these plans as contributions are funded. We made contributions to these plans and recognized expense during fiscal years 2010, 2009, and 2008 of $63.4 million, $62.8 million, and $56.2 million, respectively.

Based on the most recent information available to us, we believe that the present value of actuarial accrued liabilities in one of these multi-employer plans exceeds the value of the assets held in trust to pay benefits. Moreover, if we were to exit certain markets or otherwise cease making contributions to these funds, we might trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

Supplemental Deferred Compensation Plans

We deposited cash of $1.8 million and $1.1 million during the years ended August 31, 2010 and August 31, 2009, respectively, for a limited number of key employees under the terms of our Deferred Compensation Plans. These are non-qualified plans for a select group of our highly compensated employees and are utilized primarily as vehicles to provide discretionary deferred compensation amounts, subject to multi-year cliff vesting requirements, in connection with the recruitment or retention of key employees. These long-term deferral awards are evidenced by individual agreements with the participating employees and generally require the employee to maintain continuous employment with us or an affiliate for a minimum period of time. Participating employees direct the funds into investment options, and earnings and losses related to the investments are reflected in each participating employees’ account. At August 31, 2010 and August 31, 2009, other assets include $7.8 million and $11.0 million, respectively, related to these plans.

We previously deposited $15.0 million for our Chief Executive Officer into an irrevocable trust (often referred to as a Rabbi Trust) for purposes of a non-compete agreement. At August 31, 2010 and August 31, 2009, other current assets include $18.4 million and $18.1 million, respectively, related to this non-compete agreement. The amount of the initial deposit was previously expensed.

In addition to our contributions to the Deferred Compensation Plan, we deposited cash of $1.0 million as of August 31, 2008 into interest bearing accounts pursuant to employment agreements entered into with certain employees. As of August 31, 2010 and August 31, 2009, other assets include $1.0 million and $2.1 million, respectively, related to these employment agreements.

Compensation expense recognized in the years ended August 31, 2010, 2009, and 2008 was $3.7 million, $3.9 million and $4.2 million, respectively, for these agreements.

Note 18 —	Related Party Transactions

As discussed in Note 7 — Equity Method Investments, our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse. We operate in a consortium that includes Westinghouse on several new build nuclear power projects. We also provide services to Westinghouse as part of its arrangements with its clients. To date, the revenues and expenses recorded on transactions between Westinghouse and us have not been material.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Accumulated Other Comprehensive Loss

The after-tax components of accumulated other comprehensive income (loss) are as follows (in thousands):

		Equity in		Pension
		Westinghouse’s	Change in	Liability,		Total
		Pre-tax other	Unrealized	Not Yet		Accumulated
	Foreign	Comprehensive	Net Loss	Recognized in		Other
	Currency	Income (loss),	on	Net Periodic	Unrealized	Comprehensive
	Translation	Net of	Hedging	Pension	Gain (Loss)	Income
	Adjustments	Shaw’s tax	Activities	Expense	On Securities	(Loss)

Balance at September 1, 2007	$(6,420)	$19,593	$(4,000)	$(26,246)	$—	$(17,073)
Current Period Change	6,837	6,467	(1,360)	(4,480)	—	7,464

Balance at August 31, 2008	417	26,060	(5,360)	(30,726)	—	(9,609)
Current Period Change	(10,339)	(80,717)	(13,857)	(7,444)	—	(112,357)

Balance at August 31, 2009	(9,922)	(54,657)	(19,217)	(38,170)	—	(121,966)
Current Period Change	(5,610)	(11,640)	(1,144)	(2,831)	546	(20,679)

Balance at August 31, 2010	$(15,532)	$(66,297)	$(20,361)	$(41,001)	$546	$(142,645)

The translation adjustments relate primarily to changes in the value of the USD in relation to other currencies such as the British Pounds Sterling (GBP), Mexican Pesos (MXP), and Canadian Dollars (CAD).

Note 20 —	Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts

Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors, and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. As a result, the recording of claims increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Profit recognition on claims is deferred until the change order has been approved or the disputed amounts have been settled. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts on the accompanying consolidated balance sheets.

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

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at August 31, 2010, and August 31, 2009, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year	Fiscal Year
	2010	2009

Amounts included in project estimates-at-completion at September 1	$222.9	$63.6
Changes in estimates-at-completion	65.2	197.2
Approved by client	(176.5)	(37.9)

Amounts included in project estimates-at-completion August 31	111.6	222.9

Amounts accrued in revenues (or reductions to contract costs) at August 31	$92.6	$86.9

Unapproved change orders and claims included in project estimates-at-completion decreased nearly $100.0 million during the current period due to successful resolution and approval of price adjustment modifications on a large construction project. Still remaining in amounts disclosed above are $21.0 million associated with delay change orders on a coal plant construction project for which we have reached resolution with the client and final change orders are pending. We have excluded from our disclosures those values associated with undisputed escalation provisions for which existing contract terms provide for entitlement and price.

As part of the application process for our clients to obtain combined operating licenses (COL) for the domestic AP 1000 nuclear power plants, the Nuclear Regulatory Commission is conducting technical reviews of the proposed design of the facilities. These reviews could result in changes to the proposed design, which may result in additional costs to complete the facilities. We believe we will have contractual entitlement to recover additional costs related to these design changes. At this time, until designs are finalized, we are unable to reliably estimate those costs, if any, and as a result they are not included in our current estimated at completion revenue or costs.

The difference between the amounts included in project EAC used in determining contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts are the forecasted costs for work which has not yet been incurred (i.e. remaining percentage-of-completion revenue to be recognized on the related project).

If we collect amounts different than the amounts that we have recorded as unapproved change orders/claims receivable, that difference will be reflected in the EAC used in determining contract profit or loss. Timing of claim collections is uncertain and depends on negotiated settlements, trial date scheduling, and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our unapproved change orders/claims receivable within the next twelve months.

Also included in unapproved change orders and claims are two matters currently in arbitration or litigation. See Note 14 — Contingencies and Commitments for additional information.

In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs at August 31, 2010, approximately $22.2 million in expected recoveries for backcharges, liquidated damages, and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See Note 14 — Contingencies and Commitments for information with respect to certain vendor backcharges.

Should we not prevail in these matters, the outcome could have an adverse effect on our statement of operations and statement of cash flows.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Project Incentives

Our contracts contain certain incentive and award fees that provide for increasing or decreasing our fee based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues on contracts containing provisions for incentive and award fees provides that all components of contract revenues, including incentive payments such as performance incentives and award fees, should be considered in determining total estimated revenues.

Our revenue EACs include an estimate of amounts that we expect to earn if we achieve a number of agreed upon criteria. At August 31, 2010, and August 31, 2009, our project estimates included $127.1 million and $32.9 million, respectively, related to amounts at risk for the estimated achievement of these criteria. On a percentage-of-completion basis, we have recorded $72.3 million and $29.4 million of these estimated amounts in revenues for the related contracts and equal amounts in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets based on our progress as of August 31, 2010, and August 31, 2009, respectively. Included in these amounts are incentives tied to performance guarantees for which realization is expected upon project completion in approximately two years. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are recognized using the percentage-of-completion method of accounting.

Contract Losses

Accrued contract losses recorded on projects in progress are included in billings in excess of costs and estimated earnings on uncompleted contracts and were $9.9 million and $7.3 million at August 31, 2010 and 2009, respectively.

Note 21 —	Supplemental Cash Flow Information

Supplemental cash flow information for the years ended August 31, 2010, 2009, and 2008 is presented below (in thousands):

	For Year Ended August 31,
	2010	2009	2008

Cash payments for:
Interest (net of capitalized interest)	$32,906	$31,134	$32,628

Income taxes	$66,909	$82,079	$14,498

Non-cash investing and financing activities:
Financed insurance premiums	$—	$—	$12,782

Additions to property, plant, and equipment	$6,909	$37,627	$—

Release of purchase accounting tax contingency	$—	$—	$9,400

Interest rate swap contract on JYP-denominated bonds, net of deferred tax of $729, $8,711, and $775, respectively	$1,144	$13,857	$(1,360)

Equity in Westinghouse accumulated other comprehensive income, net of tax deferred tax of $(7,411), $(50,744), and $4,206, respectively	$(11,640)	$(80,717)	$6,467

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 22 —	Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended August 31, 2010 and 2009 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended August 31, 2010
Revenues	$1,858,515	$1,624,259	$1,789,254	$1,728,751

Gross profit	$154,736	$145,140	$151,685	$134,392

Operating income	$78,959	$72,821	$76,959	$69,200

Interest expense, net	$(8,379)	$(7,641)	$(5,693)	$(8,445)

Foreign currency translation/transaction gains (losses)	$(102,756)	$41,948	$35,549	$(103,005)

Income before income taxes and earnings (losses) from unconsolidated entities	$(27,130)	$104,834	$109,324	$(39,198)

Net income (loss) attributable to Shaw	$(20,485)	$63,726	$68,363	$(18,890)

Net income (loss) attributable to Shaw per common share:
Basic	$(0.25)	$0.76	$0.81	$(0.22)

Diluted	$(0.25)	$0.74	$0.79	$(0.22)

Year ended August 31, 2009
Revenues	$1,900,433	$1,667,517	$1,848,442	$1,863,298

Gross profit	$188,093	$102,358	$162,985	$153,994

Operating income	$114,987	$31,953	$84,351	$67,456

Interest expense, net	$(7,684)	$(9,642)	$(38,501)	$(7,740)

Foreign currency translation/transaction gains (losses)	$(163,601)	$33,993	$(31,924)	$(35,543)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities	$(58,159)	$55,419	$14,273	$21,056

Net income (loss) attributable to Shaw	$(39,917)	$36,335	$7,898	$10,679

Net income (loss) attributable to Shaw per common share:
Basic	$(0.48)	$0.44	$0.09	$0.13

Diluted	$(0.48)	$0.43	$0.09	$0.13

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED FINANCIAL STATEMENTS

Fiscal Years Ended March 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders Toshiba Nuclear Energy Holdings (US), Inc. Toshiba Nuclear Energy Holdings (UK) Ltd.

We have audited the accompanying combined balance sheets of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. (the Company) as of March 31, 2010 and 2009, and the related combined statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. at March 31, 2010 and 2009, and the combined results of their operations and their cash flows for each of the three years in the period ended March 31, 2010 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the combined financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation), effective April 1, 2009. As discussed in Note 7 to the combined financial statements, the Company changed its measurement date for pensions with the adoption of the guidance originally issued in FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (codified in FASB ASC Topic 715, Compensation — Retirement Benefits), effective April 1, 2008.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
May 18, 2010

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED BALANCE SHEETS
(In thousands)

	March 31
	2010	2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$198,433	$192,267
Receivables, net of allowance for doubtful accounts of $459 and $368	457,568	361,034
Related-party receivables	615,119	213,824
Inventories, net	591,542	514,879
Costs and estimated earnings in excess of billings on uncompleted contracts	300,654	587,480
Amounts earned in excess of billings	95,826	57,783
Deferred income tax assets	76,298	67,857
Other current assets	152,044	133,391

Total current assets	2,487,484	2,128,515
NONCURRENT ASSETS:
Property, plant and equipment, net	870,440	568,076
Goodwill	2,816,522	2,775,369
Other intangible assets, net	1,851,882	1,805,850
Uranium assets	486,806	460,919
Other noncurrent assets	119,924	93,265

Total noncurrent assets	6,145,574	5,703,479

TOTAL ASSETS	$8,633,058	$7,831,994

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$369,701	$413,339
Related-party payables	40,447	51,788
Billings in excess of costs and estimated earnings on uncompleted contracts	1,165,831	949,115
Amounts billed in excess of revenue	244,049	165,882
Secured borrowings	—	—
Other current liabilities	462,318	479,883

Total current liabilities	2,282,346	2,060,007
NONCURRENT LIABILITIES:
Reserves for decommissioning matters	227,072	223,596
Benefit obligations	301,113	337,912
Deferred income tax liabilities	392,454	324,330
Note due to related party	104,954	—
Other noncurrent liabilities	222,771	97,498

Total noncurrent liabilities	1,248,364	983,336
EQUITY:
TNEH-US & TNEH-UK stockholders’ equity	4,978,604	4,783,960
Noncontrolling interests	123,744	4,691

Total Equity	5,102,348	4,788,651

TOTAL LIABILITIES AND EQUITY	$8,633,058	$7,831,994

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended March 31
	2010	2009	2008

NET REVENUES	$4,159,969	$3,395,298	$2,710,455
COST OF GOODS SOLD	3,271,791	2,662,412	2,043,109

GROSS PROFIT	888,178	732,886	667,346
MARKETING, ADMINISTRATIVE AND GENERAL EXPENSES	623,668	526,487	484,860
AMORTIZATION OF INTANGIBLES	82,915	77,523	78,508

INCOME FROM OPERATIONS	181,595	128,876	103,978
INTEREST AND OTHER (EXPENSE) INCOME:
Interest income	2,697	16,775	23,961
Interest expense	(16,027)	(6,470)	(12,915)
(Loss) gain on foreign currency transactions, net	(5,674)	(23,267)	17,381
Other income (expense), net	77	(422)	2,090

Total interest and other (expense) income	(18,927)	(13,384)	30,517

INCOME BEFORE INCOME TAXES	162,668	115,492	134,495
INCOME TAX PROVISION	70,021	47,648	24,176

COMBINED NET INCOME	92,647	67,844	110,319
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	6,324	264	779

NET INCOME ATTRIBUTABLE TO TNEH-US & TNEH-UK	$86,323	$67,580	$109,540

COMBINED NET INCOME	$92,647	$67,844	$110,319
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized gain (loss) on derivatives	27,398	(15,550)	(6,890)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans	26,582	(96,823)	23,161
Unrealized foreign currency gain (loss) on translation adjustment	115,461	(844,470)	104,797

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	169,441	(956,843)	121,068

COMPREHENSIVE INCOME (LOSS)	262,088	(888,999)	231,387
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	7,801	282	578

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO TNEH-US & TNEH-UK	$254,287	$(889,281)	$230,809

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Accumulated	TNEH-US &
			Other	TNEH-UK
	Capital	Retained	Comprehensive	Stockholders’	Noncontrolling	Total
	Stock	Earnings	(Loss) Income	Equity	Interests	Equity

BALANCE AT MARCH 31, 2007	$5,400,000	$12,569	$115,147	$5,527,716	$4,440	$5,532,156
Comprehensive income (loss):
Net income attributable to controlling and noncontrolling interests	—	109,540	—	109,540	779	110,319
Unrealized loss on derivatives, net of tax effect of $1,271	—	—	(6,890)	(6,890)	—	(6,890)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $15,755	—	—	23,161	23,161	—	23,161
Unrealized foreign currency gain on translation adjustment	—	—	104,998	104,998	(201)	104,797

Total comprehensive income (loss)	—	109,540	121,269	230,809	578	231,387
Dividends	—	(8,170)	—	(8,170)	(290)	(8,460)

BALANCE AT MARCH 31, 2008	$5,400,000	$113,939	$236,416	$5,750,355	$4,728	$5,755,083
Cumulative effect of accounting for changing the measurement date of pension plans, net of tax effect of $3,687	—	(5,913)	—	(5,913)	—	(5,913)
Comprehensive (loss) income:
Net income attributable to controlling and noncontrolling interests	—	67,580	—	67,580	264	67,844
Unrealized loss on derivatives, net of tax effect of $2,902	—	—	(15,550)	(15,550)	—	(15,550)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $(59,572)	—	—	(96,823)	(96,823)	—	(96,823)
Unrealized foreign currency gain on translation adjustment	—	—	(844,488)	(844,488)	18	(844,470)

Total comprehensive (loss) income	—	67,580	(956,861)	(889,281)	282	(888,999)
Dividends	—	(71,201)	—	(71,201)	(319)	(71,520)

BALANCE AT MARCH 31, 2009	$5,400,000	$104,405	$(720,445)	$4,783,960	$4,691	$4,788,651
Comprehensive income:
Net income attributable to controlling and noncontrolling interests	—	86,323	—	86,323	6,324	92,647
Unrealized gain on derivatives, net of tax effect of $(8,651)	—	—	27,398	27,398	—	27,398
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $(16,751)	—	—	26,582	26,582	—	26,582
Unrealized foreign currency gain on translation adjustment	—	—	113,984	113,984	1,477	115,461

Total comprehensive income	—	86,323	167,964	254,287	7,801	262,088
Noncontrolling interest related to acquisitions and cash contributions	—	—	—	—	112,728	112,728
Dividends	—	(59,643)	—	(59,643)	(1,476)	(61,119)

BALANCE AT MARCH 31, 2010	$5,400,000	$131,085	$(552,481)	$4,978,604	$123,744	$5,102,348

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31
	2010	2009	2008

OPERATING ACTIVITIES
Combined net income	$92,647	$67,844	$110,319
Adjustments to reconcile combined net income to net cash provided by operating activities:
Depreciation and amortization	172,997	148,597	139,808
Deferred income taxes	12,086	(1,109)	(29,402)
Loss on sale of property, plant and equipment	3,734	2,185	318
Loss (gain) on foreign currency transactions, net	5,674	23,267	(17,381)
Changes in:
Receivables	(41,467)	(21,553)	(105,628)
Notes repaid by related parties	2,041,911	927,630	542,967
Notes issued to related parties	(2,443,769)	(884,872)	(444,448)
Inventories, net	94,463	(82,574)	73,245
Costs and estimated earnings in excess of billings on uncompleted contracts	288,108	(323,942)	(150,427)
Other current assets	(10,071)	30,072	(99,057)
Other noncurrent assets	(12,360)	47,864	(36,976)
Accounts payable and other current liabilities	(89,468)	85,388	187,150
Billings in excess of costs and estimated earnings on uncompleted contracts	224,269	303,716	130,500
Amounts billed in excess of revenue	(73,639)	(1,375)	53,833
Amounts earned in excess of billings	9,122	(6,269)	(7,088)
Other noncurrent liabilities	4,015	(52,653)	14,680

Net cash provided by operating activities	278,252	262,216	362,413
INVESTING ACTIVITIES
Cash paid for acquisition of Westinghouse, net of cash acquired	—	—	(47,972)
Acquisitions of businesses and intangible assets, net of cash acquired	(52,518)	(2,000)	(65,289)
Proceeds from sale of property, plant and equipment	250	17	49
Purchases of property, plant and equipment	(268,783)	(168,503)	(86,830)

Net cash used in investing activities	(321,051)	(170,486)	(200,042)
FINANCING ACTIVITIES
Capital contributions from noncontrolling interests	8,083	—	—
Payment of secured debt	—	(50,000)	—
Proceeds from related-party notes	100,508	—	—
Dividends paid to TNEH-US & TNEH-UK stockholders	(59,643)	(71,201)	(8,170)
Dividends paid to noncontrolling interests	(1,476)	(319)	(290)

Net cash provided by (used in) financing activities	47,472	(121,520)	(8,460)
EFFECT OF FOREIGN CURRENCY TRANSLATION	1,493	(65,374)	20,809

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,166	(95,164)	174,720
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	192,267	287,431	112,711

CASH AND CASH EQUIVALENTS, END OF YEAR	$198,433	$192,267	$287,431

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$8,131	$2,145	$5,504

Cash paid for income taxes	$45,088	$46,173	$63,078

Noncash financing of business acquisition	$—	$—	$8,000

See notes to combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS
Fiscal Years Ended March 31, 2010, 2009 and 2008

1.	DESCRIPTION OF BUSINESS, BASIS OF FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

The accompanying combined financial statements include the accounts of the holding companies Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK) Ltd. (TNEH-UK) and subsidiaries (collectively, the Company). On October 16, 2006, Toshiba Corporation (Toshiba) acquired BNFL USA Group Inc. and Westinghouse Electric UK Ltd. (collectively, Westinghouse) from BNFL, plc through TNEH-US and TNEH-UK for its extensive expertise in nuclear power generation and nuclear fuel and its worldwide market presence. Toshiba acquired a 77% ownership and control of the Company. The remaining 23% at the acquisition date was held by two strategic partner companies: the Shaw Group Inc. (Shaw), 20% and IHI Corporation (IHI), 3%. On October 1, 2007, National Atomic Company Kazatomprom (Kazatomprom), a Kazakhstan joint stock company, acquired a 10% interest in each of the holding companies from Toshiba, reducing the Toshiba ownership of the Company to 67%. Toshiba, Shaw, IHI and Kazatomprom have entered into Shareholders Agreements for TNEH-US (U.S. Shareholders Agreement) and TNEH-UK (UK Shareholders Agreement), which define the owners’ rights and obligations with respect to capitalization, management, control, dividends, shareholdings and certain other matters relating to TNEH-US and TNEH-UK.

TNEH-US and TNEH-UK are under common ownership, control and management, and therefore, their accounts have been combined. The Company operates on a fiscal year ended March 31. These combined financial statements are for the fiscal years ended March 31, 2010, 2009 and 2008.

The Company serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of commercial nuclear power plants.

BASIS OF FINANCIAL STATEMENT PRESENTATION AND PREPARATION

The accompanying combined financial statements include the assets and liabilities of the Company, its wholly-owned subsidiaries, jointly-owned subsidiaries over which it exercises control, and entities for which it has been determined to be the primary beneficiary as of March 31, 2010 and 2009, and the results of operations and of cash flows for the fiscal years ended March 31, 2010, 2009 and 2008. Noncontrolling interest amounts relating to the Company’s less-than-wholly-owned consolidated subsidiaries are included within the “Net income attributable to noncontrolling interests” caption in the combined statements of operations and comprehensive income (loss) and within the “Noncontrolling interests” caption in the combined balance sheets. Unless otherwise indicated, all dollar amounts in these combined financial statements and notes thereto are presented in thousands. All significant intercompany transactions and balances have been eliminated in combination. Certain amounts for prior periods have been reclassified to conform to presentation for the fiscal year ended March 31, 2010.

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

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue recognition — The Company’s products are generally sold based upon purchase orders or contracts with customers that do not include right of return provisions or other significant post delivery obligations, beyond warranty obligations. Products are manufactured by a standard production process, even if manufactured to customers’ specifications. Revenue is recognized from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectibility is reasonably assured.

Revenue from contracts to provide construction, engineering, design or other services is reported on the percentage-of-completion method of accounting. The Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. In the case of modifications to the contract, revenue is recognized when the change order has been agreed to by the customer and approval is probable, but generally no margin is recognized until a final executed change order is obtained.

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

Revenue for sales of multiple deliverables (which could be different combinations of the Company’s products and services in one or a series of related contracts) is recognized based on the relative fair value of the deliverables in accordance with revenue accounting. Relative fair value is generally determined based on sales of similar products and services in stand-alone contracts.

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

Under certain contracts to supply nuclear fuel to operating plants, the Company may receive advanced payments ahead of shipments or it may ship and defer billing for a short period of time. Revenue is generally recognized when the product is shipped and risk of loss is transferred to the customer for these contracts. Billings prior to revenue recognition for these contracts is reported as amounts billed in excess of revenue in the accompanying combined balance sheets. Deferred billings after product has shipped are reported as amounts earned in excess of billings in the accompanying combined balance sheets.

Goodwill and other intangible assets — Intangibles and goodwill accounting require goodwill and intangible assets with indefinite lives to be tested annually for impairment, with more frequent tests required if indications of impairment exists. The Company conducts its tests of goodwill impairment on an annual basis on October 1 and on an interim basis as necessary. Impairment of intangible assets with indefinite lives exists if the carrying value of the intangible asset exceeds its fair value. Goodwill is considered to be impaired if the carrying value of a reporting unit exceeds its estimated fair value and a market approach, when available. The Company primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance and general and administrative costs. In estimating cash flows, the Company incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors into its revenue and expense forecasts. Management believes that there was no impairment of goodwill or indefinite-lived intangible assets for the fiscal years ended March 31, 2010, 2009 and 2008. See Note 6 for additional information.

Other intangible assets with definite lives are recorded at fair market value at the time of acquisition and are amortized over their estimated useful lives. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if the Company is unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. See Notes 3 and 6 for additional information.

Impairment of long-lived assets and definite-lived intangible assets — The carrying values of long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value, and if required, such adjustments would be measured based on discounted cash flows. Management believes that there was no impairment of long-lived assets or definite-lived intangible assets for the fiscal years ended March 31, 2010, 2009 and 2008.

Income taxes — TNEH-US and its U.S.-based subsidiaries file a consolidated federal income tax return. The Company files other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Valuation allowances are recorded against deferred tax assets in situations where significant uncertainty exists relative to sufficient future taxable income in certain jurisdictions to use the benefits associated with the deferred tax assets. At March 31, 2010 and 2009, the Company recorded $32,622 and $17,331, respectively, as valuation reserves, which are included as a reduction to deferred tax assets in the accompanying combined balance sheets. See Note 8 for additional information.

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

Receivables — Credit is regularly extended to customers for purchases made in the ordinary course of business based upon the Company’s assessment of creditworthiness. Collection of customer receivables generally occurs within 90 days from billing; billing generally occurs according to terms provided in contractual agreements. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. Increases in the allowance are charged to marketing, general and administrative expenses in the accompanying combined

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

statements of operations and comprehensive income (loss). Accounts are judged to be delinquent principally based on contractual terms. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the customer.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) or average cost method depending on the nature of the inventory. Inventories are reported net of any related reserves. The elements of cost included in inventories are direct labor, direct material and certain overhead, including depreciation.

Uranium assets — Uranium, held in various forms, is primarily used in the manufacturing operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company classifies all uranium working stock as a noncurrent asset, and the majority of this is denominated in Great Britain Pounds. The Company also holds some uranium as inventory for sale pursuant to a long-term contract with one customer and an additional amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. Uranium inventory is stated at the lower of cost or market. At March 31, 2010, the spot price for natural uranium was below the carrying value of the surplus uranium inventory, and the Company recorded a charge against the uranium inventory of $1,043 and wrote down the cost of inventory to the March 31, 2010 market value. See Note 12 for additional information.

Property, plant and equipment — Additions and improvements to property, plant and equipment are recorded at cost (including decommissioning costs where appropriate). Construction in progress is recorded at cost and is not depreciated until placed in service.

Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets. The estimated lives used for depreciation purposes are:

Buildings and improvements	13 to 60 years
Machinery and equipment	3 to 20 years
Computer hardware and software	3 to 5 years

Leasehold improvements are amortized over the shorter of remaining lease term or the asset useful life.

Assets held under capital leases are capitalized in the accompanying combined balance sheets and are amortized to depreciation expense over their useful lives. Interest expense related to the capital lease obligations is charged to the accompanying combined statements of operations and comprehensive income (loss) over the period of the lease.

Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When property, plant and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation and amortization accounts are relieved and any resulting gain or loss is reflected in earnings.

The Company recognizes asset retirement obligations (ARO), in accordance with asset retirement and environmental obligations accounting, for decommissioning and other legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional ARO in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company recognizes the fair value of a liability for an ARO in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 5 for additional information.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. During the software application development state, capitalized costs include the cost of the software,

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

external consulting costs and internal payroll costs for employees who are directly associated with a software project. Similar costs related to software upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it previously was incapable of performing. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred.

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

Research and development expenditures — Research and development expenditures on projects not specifically recoverable directly from customers are charged to operations in the year in which incurred. The Company recorded $52,826, $43,133 and $41,688 of research and development costs, net of reimbursements discussed below, which are included in marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

The NuStart Energy Development, LLC (NuStart) was formed in 2004 with the purpose of obtaining a Construction and Operating License (COL) from the U.S. Nuclear Regulatory Commission (NRC) for an advanced nuclear power plant and to complete the design engineering for the two selected reactor technologies. The NuStart consortium participants consist of ten members and two reactor vendors, one of which is Westinghouse for its AP1000 reactor design. Under the NuStart consortium arrangement, work is performed and the Company receives funding through a Direct Cooperative Agreement with the Department of Energy (DOE) for research and development costs, design finalization costs and costs associated with COL activities. The Company recorded $93,891, $51,469 and $44,170 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, of this funding as a reduction of indirect product costs within the marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss).

Pre-contract costs — The Company capitalized certain Long Lead Material items relative to AP1000 projects not yet contracted but deemed probable of being obtained as pre-contract costs. At March 31, 2010 and 2009, $73,846 and $76,727, respectively, of such costs were included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying balance sheets.

Shipping and handling costs — The Company expenses shipping and handling costs as incurred. These costs are included in cost of goods sold.

Fair value accounting — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). The fair value of financial instruments classified as cash and cash equivalents, receivables, related-party receivables, accounts payable, related-party payables, and note due to related party approximates carrying value due to the short-term nature or the relative liquidity of the instrument.

Fair value accounting defines a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the hierarchy under fair value accounting are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Level 2 — Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

—  quoted prices for similar assets and liabilities in active markets

—  quoted prices for identical or similar assets or liabilities in markets that are not active

—	observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)

—	inputs that are derived principally from or corroborated by observable market data by correlation or other means

Level 3 — Unobservable inputs for the asset or liability (i.e., supported by little or no market activity. Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety.

Pensions and postretirement benefits — The Company provides postretirement benefits in the form of pensions, defined medical, dental and life insurance for eligible retirees and dependents for the benefit of the majority of employees.

The contributions to each of the funded pension plans are based on independent actuarial valuations designed to secure or partially secure the benefits as defined by local country rules. The plans are funded by contributions, from the Company, and for certain plans partly from the contributions of employees, to separately administered funds. Actuarially calculated costs are charged in the accompanying combined statements of operations and comprehensive income (loss) so as to spread the cost of pensions over the employees’ working lives. The normal cost is attributed to years of employment using a projected unit credit method. Variations in projected net pension liability from the actuarial assumptions, which are identified as a result of actuarial valuations, are amortized over the average expected remaining working lives of employees. The disclosures for the Company’s pension plans as required by compensation-retirement benefits accounting are detailed in Note 7.

Derivative instruments — The Company enters into derivative contracts to minimize the risk to cash flows from exposure to fluctuations in foreign exchange rates. The Company recognizes all derivatives on the combined balance sheets at fair value. Derivative contracts entered into by the Company may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) if certain conditions are met. For all hedge contracts, the Company prepares formal documentation of the hedge in accordance with derivatives and hedging accounting. In addition, at inception and every three months, the Company formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. The Company documents hedging activity by transaction type and risk management strategy. Derivatives that are not hedges are adjusted to fair value and reflected through the results of changes in the fair value of derivatives or either offset against the change in fair value of the operations. If the derivative is designated as a hedge, and depending on the nature of the hedge, hedged assets, liabilities or firm commitments through earnings are recognized in other comprehensive income until the hedged item is recognized in earnings. Cash inflows and outflows related to derivative instruments are a component of operating cash flows in the accompanying combined statements of cash flows. Recognized gains or losses on hedged derivative instruments are included in foreign currency gains and losses in the accompanying combined statements of operations and comprehensive income (loss). A nonhedged derivative’s change in fair value is recognized in earnings. See Note 4 for additional information.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Operating leases — Rentals under operating leases are charged on a straight-line basis over the lease term, although the payments may not be made on such a basis. See Note 19 for additional information.

Subsequent events — The Company has evaluated subsequent events through May 18, 2010, the date the financial statements were available to be issued.

Recently adopted accounting pronouncements — The following new accounting standards have been adopted by the Company during the fiscal year ended March 31, 2010:

On April 1, 2009, the Company adopted new accounting guidance related to the fair value measurement of non-financial assets and liabilities. The adoption of this accounting guidance did not have an impact on the Company’s financial position, results of operations or cash flows.

Also effective April 1, 2009, the Company adopted new accounting guidance on the fair value option for financial assets and liabilities, which allows an entity the irrevocable option to measure certain financial assets and liabilities at fair value. The Company has not elected the fair value option for any additional financial assets or liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In November 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to collaborative arrangements. This guidance applies to participants in collaborative arrangements that are conducted without the creation of a separate legal entity for the arrangement. The Company adopted this guidance effective April 1, 2009. Adoption of the provisions of this guidance did not impact the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued new accounting guidance related to business combinations. This guidance, which establishes requirements for the recognition and measurement of acquired assets, liabilities, goodwill and noncontrolling interests and provides disclosure requirements, related to business combinations, is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance effective April 1, 2009 and has applied the provisions of this guidance to its accounting for applicable business combinations consummated after April 1, 2009.

In December 2007, the FASB issued new accounting guidance related to noncontrolling interests. This guidance changes the accounting, reporting and disclosure standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (noncontrolling interest) is an ownership interest in the consolidated entity that should be reported as equity in the combined financial statements and separately from the Company’s equity. Among other requirements, this guidance requires net income to be reported at amounts that include the amounts attributable to both the Company and the noncontrolling interests. It also requires that both amounts are disclosed on the face of the combined statements of operations and comprehensive income (loss). This guidance is effective for fiscal years beginning after December 15, 2008, and the Company adopted this guidance effective April 1, 2009. The disclosure provisions of this guidance have been applied to all periods presented in the accompanying combined financial statements. The adoption has not had a significant effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued new accounting guidance on derivatives and hedging, which changed the disclosure requirements for derivative instruments and hedging activities. This new guidance requires disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Company included the required disclosures in its combined financial statements beginning in the current year. See Note 4 for the Company’s disclosures regarding its derivative instruments.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

In December 2008, the FASB issued new accounting guidance related to pension and other postretirement benefits, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentration of credit risk and fair value measurements of plan assets. This guidance is effective for annual financial statements for fiscal years ending after December 31, 2009. Adoption of this guidance has changed the Company’s disclosures about plan assets but did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued authoritative guidance that incorporates guidance into accounting literature that was previously addressed only in auditing standards and is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. The Company adopted this authoritative guidance in the fiscal year ended March 31, 2010. This guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2009, The Financial Accounting Standards Board (FASB) issued new accounting guidance, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (ASC), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This guidance became effective for the Company on July 1, 2009. The adoption of this guidance has changed how the Company references various elements of GAAP when preparing the financial statement disclosures, but did not have an impact on the Company’s financial position, results of operations or cash flows.

Recently issued accounting pronouncements — The following new accounting standards have been issued, but have not yet been adopted by the Company, as of March 31, 2010:

In June 2009, the FASB issued authoritative guidance related to the consolidation of variable interest entities, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires a periodic reassessment of whether a company is the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact, if any, on its combined financial statements.

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. This accounting guidance provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010; however, early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its combined financial statements.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS

On May 7, 2009, the Company acquired 52% of Nuclear Fuel Industries, Ltd. (NFI), Japan’s sole producer of nuclear fuel for both boiling-water and pressurized-water reactors. The total cash paid for the acquisition at the time of the sale was $113,400. Funding for the transaction consisted of cash paid to the seller of $12,892 and debt incurred of $100,508 to a related party. An additional cash payment of $6,372 was paid in July of 2009 bringing the total purchase price to $119,772. Cash and cash equivalents acquired as a result of the transaction was $80,604, resulting in net cash used to acquire NFI of $39,186. The acquired other intangible assets primarily consisted of contracted customer relationships in the amount of $75,420 amortizable over a weighted average of life of 15.7 years and developed technology in the amount of $8,274 amortizable over 24 years.

The final purchase price allocation was completed as follows:

May 7, 2009

Current assets:
Cash and cash equivalents	$80,604
Receivables	24,333
Inventories	140,705
Prepaid advances	47,525
Other current assets	4,456

Total current assets	297,623
Noncurrent assets:
Property, plant and equipment	142,159
Other intangible assets	83,696
Other noncurrent assets	14,299
Goodwill (not deductible for tax purposes)	1,147

Total noncurrent assets	241,301

Total assets	$538,924

Current liabilities:
Accounts payable	$5,824
Advances received	141,721
Deferred tax liabilities	6,408
Other current liabilities	39,675

Total current liabilities	193,628

Noncurrent liabilities:
Environmental liabilities	41,820
Noncurrent lease obligation	39,819
Deferred tax liabilities	14,575
Benefit obligations	1,898
Other noncurrent liabilities	22,767

Total noncurrent liabilities	120,879

Total liabilities	$314,507

Noncontrolling interest related to acquisition of NFI	$104,645

Our Nuclear Fuel segment was allocated the goodwill from the NFI acquisition which reflects the benefits we expect to receive from expanding our fuel operations in this geographic area.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Noncontrolling interest was valued by using the price that the Company will pay to purchase the remaining 48% holding along with projected dividends. This was then compared to the transaction price of purchasing 52% of NFI, including the purchase price adjustment, using a minimal discount rate. An average amount was used based on the two results.

In the fiscal year ended March 31, 2010, the Company recognized $5,484 of acquisition-related costs. Of this amount, $3,600 was incurred in the fiscal year ended March 31, 2009 but was deferred until the current year. These expenses are included within the marketing, administrative and general expenses line in the accompanying combined statements of operations and comprehensive income (loss).

The results of NFI have been included in the Company’s combined results from May 7, 2009 onward. NFI’s results since the acquisition date and for the fiscal year ended March 31, 2010 are as follows:

Net revenues	$215,210
Cost of goods sold	162,179

Gross profit	53,031
Marketing, administrative and general expenses	30,999
Amortization of intangibles	1,842

Income from operations	20,190
Interest and other (expense) income:
Interest expense	(1,159)
Other income, net	789

Total interest and other (expense) income	(370)

Income before income taxes	19,820
Income tax provision	7,624

Net income	12,196
Less net income attributable to noncontrolling interest	5,824

Net income attributable to TNEH-US & TNEH-UK	$6,372

On July 30, 2009, the Company acquired CS Innovations, LLC (CSI), a leading Instrumentation and Control (I&C) nuclear product supplier to the digital I&C safety system upgrade market for a cash payment of $12,000 at the time of the sale and contingent payments of $18,000 to be paid over the next three years when certain milestones are achieved. Of this $18,000, $7,975 was allocated to purchase price, shown as a liability, and any adjustments to this liability will be recorded in the combined statements of operations and comprehensive income (loss). Total purchase price was $19,975. The purchase price allocation for CSI was recorded in the current year and the majority of the cash paid was allocated to intangible assets for developed technology in the amount of $19,300 with an amortizable life of twenty years, $250 to a non-compete agreement with an amortizable life of three years, $140 to a brand name with an amortizable life of five years, and the remaining small amount as fixed assets. The results of CSI have been included in the Company’s combined results from July 30, 2009 onward.

3.	BUSINESS SEGMENTS

Reportable segments are identified by the Company’s management based on the service provided or product sold by the segment. The segments mirror the way the Company’s chief operating decision-maker regularly reviews operating results, assesses performance and allocates resources across the Company. There is no aggregation within the Company’s defined business segments.

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

Revenue, operating profit (loss), total assets, goodwill, and certain other amounts of income and expense consisted of the following by business segment for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

	2010	2009	2008

Net revenue:
Nuclear Fuel	$1,396,909	$962,432	$1,152,042
Nuclear Services	1,815,661	1,674,957	1,316,420
Nuclear Power Plants	959,993	769,679	254,173
Eliminations	(12,594)	(11,770)	(12,180)

Total	$4,159,969	$3,395,298	$2,710,455

Income (loss) from operations:
Nuclear Fuel	$65,347	$37,527	$94,634
Nuclear Services	136,721	124,636	81,451
Nuclear Power Plants	2,184	(8,494)	(54,755)
Corporate Center	(22,657)	(24,793)	(17,352)

Total	$181,595	$128,876	$103,978

Depreciation expense:
Nuclear Fuel	$37,790	$23,802	$23,564
Nuclear Services	25,407	21,435	19,445
Nuclear Power Plants	1,997	1,682	1,669
Corporate Center	24,888	24,155	16,622

Total	$90,082	$71,074	$61,300

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008

Amortization expense of definite-lived intangible assets:
Nuclear Fuel	$23,899	$20,379	$20,669
Nuclear Services	27,198	25,719	26,051
Nuclear Power Plants	31,818	31,425	31,788

Total	$82,915	$77,523	$78,508

Total assets:
Nuclear Fuel	$2,797,074	$1,917,540
Nuclear Services	2,581,460	2,467,248
Nuclear Power Plants	2,581,797	2,479,721
Corporate Center	672,727	967,485

Total	$8,633,058	$7,831,994

Goodwill:
Nuclear Fuel	$47,422	$45,565
Nuclear Services	1,130,245	1,114,204
Nuclear Power Plants	1,638,855	1,615,600

Total	$2,816,522	$2,775,369

Revenue by geographical region is determined based on the location of the customers to whom the services are provided and products are sold. Revenue consists of the following by geographical region for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

	2010	2009	2008

Americas	$2,077,285	$1,867,868	$1,354,172
Europe	1,047,709	955,708	906,777
China	459,451	283,360	190,186
Japan	317,893	36,218	29,200
Other Asia	216,443	215,173	199,187
Other	41,188	36,971	30,933

Total	$4,159,969	$3,395,298	$2,710,455

Total assets consist of the following by geographical region at March 31, 2010 and 2009:

	2010	2009

United States	$5,204,565	$5,295,219
UK	2,092,884	1,886,241
Other European countries	678,540	609,190
Japan	596,194	7,728
South Africa	34,966	27,266
Other Asia	25,909	6,350

Total	$8,633,058	$7,831,994

The Company derives the majority of its revenue from sales and services, including engineering and construction, to the energy industry. For the fiscal year ended March 31, 2010, there was one customer who individually accounted for 10.9% of total revenue.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

4.	DERIVATIVE INSTRUMENTS, HEDGING ACTIVITIES AND CREDIT RISK

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Techniques in managing foreign exchange risk include, but are not limited to, foreign currency borrowing and investing and the use of currency derivative instruments. The purpose of the Company’s foreign currency risk management activities is to protect from the risk that the eventual dollar cash flows resulting from the sale and purchase of services and products in foreign currencies will be adversely affected by changes in exchange rates.

The Company determines the fair value of foreign exchange contracts using a mark-to-market model, incorporating real market pricing with probable variables. The Company has classified all foreign exchange contracts as Level 2 with respect to the fair value hierarchy. Changes in the fair value of a derivative designed and qualified as a cash flow hedge, to the extent effective, are included in the combined statement of stockholders’ equity as accumulated other comprehensive (loss) income until earnings are affected by the hedged transaction. The Company discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge.

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

The following table presents the fair values of derivative instruments included in the combined balance sheets as of March 31, 2010 and 2009:

	Asset Derivatives
	Balance Sheet	March 31, 2010	March 31, 2009
	Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$15,252	$11,320
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	4,640	2,830

Total asset derivatives		$19,892	$14,150

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	Liabilities Derivatives
	Balance Sheet	March 31, 2010	March 31, 2009
	Location	Fair Value	Fair Value

Derivatives designated as hedging instruments
Foreign exchange contracts	Other current liabilities	$(19,640)	$(56,310)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current liabilities	(5,194)	(29,312)

Total asset derivatives		$(24,834)	$(85,622)

Net asset (liability) position		$(4,942)	$(71,472)

The following table presents the effect of derivative instruments on the combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2010, 2009 and 2008:

The Effect of Derivative Instruments on the Statement of Financial
Performance for the Fiscal Years Ended March 31, 2010, 2009, and 2008
	Amount of Gain or (Loss)
Derivatives in Cash Flow	Recognized in OCI on Derivative (Effective Portion)
Hedging Relationships	2010	2009	2008

Foreign exchange contracts	$42,601	$(14,717)	$(8,198)

	Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from
	Reclassified from	Accumulated OCI
Derivatives in Cash Flow	Accumulated OCI into	into Income (Effective Portion)
Hedging Relationships	Income (Effective Portion)	2010	2009	2008

Foreign exchange contracts	Other income/(expense)	$4,502	$(16,952)	$394

	Location of Gain or (Loss)		Amount of Gain or (Loss)
Derivatives Not Designated	Recognized in Income on		Recognized in Income on Derivative
as Hedging Instruments	Derivative		2010	2009	2008

Foreign exchange contracts	Other income/(expense	)	$25,928	$(42,296)	$18,606

Assuming market rates remain the same, the Company estimates $910 of the unrealized net losses on these cash flow hedges to be reclassified into earnings in the fiscal year ending March 31, 2011. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective, and as a result, the amount of unrealized gain or loss associated with those hedges would be reclassified from other comprehensive income into earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the current year. At March 31, 2010, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transactions is through September 2016.

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company’s practice to place its cash equivalents in high-quality securities with various investment institutions. The Company derives the majority of its revenue from sales and services, including engineering and construction, to the energy industry. For the fiscal year ended March 31, 2010, there was one customer who individually accounted for greater than 10% of total revenue.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Trade receivables are generated from a broad and diverse group of customers. At March 31, 2010, there was one customer who accounted for more than 10% of receivables reported in the accompanying combined balance sheets. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.

There are no significant concentrations of credit risk with any individual counterparty related to the Company’s derivative contracts. The Company selects counterparties based on their credit ratings, profitability, balance sheets, and a capacity for timely payment of financial commitments, which is unlikely to be adversely affected by foreseeable events.

5.	ASSET RETIREMENT OBLIGATIONS (ARO)

The Company recognizes an ARO at its fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. An asset is also recorded equal to the fair value of the liability when incurred. The asset carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to the plant and equipment) and for accretion of the liability due to the passage of time. Retirement dates are consistent with the economic useful life of the related asset and are reviewed on an annual basis or as facts dictate. Additional depreciation expense is recorded prospectively for any plant and equipment increases.

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

The Company has included the estimated recovery related to certain indemnities for cleanup costs at its Hematite, Missouri facility in other noncurrent assets on the accompanying combined balance sheets. In addition, during the fiscal year ended March 31, 2009, the Company settled a claim against the former owner of the Company’s leased facility at Waltz Mill, Pennsylvania, related to certain activities at the site not related to the Company’s current operations. The gross liability for ARO is included in the amounts below.

Changes to the ARO presented as reserve for decommissioning matters in the accompanying combined balance sheets, for the fiscal years ended March 31, 2010 and 2009 are as follows:

	2010	2009

Balance, beginning of year	$252,786	$277,561
Liabilities settled	(15,181)	(14,479)
Foreign currency translation effect	3,252	(7,422)
Liabilities incurred (reduced)	11,461	(14,821)
Accretion expense	11,959	11,947

Balance, end of year	$264,277	$252,786

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Of the above balances as of March 31, 2010 and 2009, $37,205 and $29,190, respectively, are included in other current liabilities in the accompanying combined balance sheets, which represent the expected settlement of liabilities over the year after the combined balance sheet dates.

6.	GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2010 and 2009, goodwill consisted of the following:

	2010	2009

Balance, beginning of year	$2,775,369	$3,072,358
Business acquisitions	1,147	—
Purchase price allocation adjustments	—	(4,406)
Foreign currency translation adjustment	40,006	(292,583)

Balance, end of year	$2,816,522	$2,775,369

Of the amount of goodwill and indefinite lived intangibles at March 31, 2010, only $925,456 is amortizable for income tax purposes. Approximately $74,158 of amortization will be deducted in tax returns for the fiscal year ended March 31, 2010.

The carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2010 and 2009 are as follows:

	Life	2010	2009

Contracted customer relationships	5-24	$108,156	$32,185
Noncontracted customer relationships	25	198,980	196,607
Developed technology	20-25	1,405,152	1,358,705
Brand name	Indefinite	402,810	398,794
Brand name	3	140	—
Patent	20	7,500	7,500

Total		2,122,738	1,993,791
Accumulated amortization		(270,856)	(187,941)

Intangible assets, net		$1,851,882	$1,805,850

Amortization expense was $82,915, $77,523 and $78,508 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The table below presents the expected amortization expense for definite-lived intangible assets for the next five years and thereafter as of March 31, 2010. The amortization amounts disclosed below are estimates. Actual amounts may differ from these estimates due to such factors as sales or impairments of intangible assets, acquisition of additional intangible assets and other events.

For the fiscal year ending March 31:
2011	$88,791
2012	87,620
2013	87,146
2014	79,618
2015	79,034
Thereafter	1,026,863

Total	$1,449,072

7.	PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

PENSION PLANS

The majority of the employees of the Company are covered under separate pension plans sponsored by Westinghouse Electric Company LLC (WEC LLC) (U.S. Plans), and separate plans sponsored by Nuclear Fuel Industries LTD, Westinghouse Electric Belgium SA, Westinghouse Electric Germany GmbH, Westinghouse Electrique France SAS, Westinghouse Electric Sweden AB and the Westinghouse Electric UK/Uranium Assets Management, Ltd. (WEC UK/UAM) Section of the BNFL Group Pension Scheme (Non-U.S. Plans). Details of the aforementioned plans can be found in the following tables.

The following table presents the net periodic pension costs covering current and former employees of the Company for the fiscal years ended March 31, 2010, 2009 and 2008:

	2010			2009			2008
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Service cost	$43,261	$4,757	$48,018	$40,013	$2,008	$42,021	$37,331	$2,909	$40,240
Interest cost	28,453	8,875	37,328	23,344	7,690	31,034	19,752	6,700	26,452
Expected return on plan assets	(31,684)	(3,227)	(34,911)	(26,113)	(3,155)	(29,268)	(21,445)	(2,015)	(23,460)
Amortization of prior service cost	443	—	443	234	—	234	169	—	169
Amortization of unrecognized
Net (gain) loss	363	182	545	(46)	(22)	(68)	—	—	—

Ongoing periodic pension cost	40,836	10,587	51,423	37,432	6,521	43,953	35,807	7,594	43,401
Settlement charges	—	468	468	—	1,420	1,420	—	—	—

Net periodic benefit cost	$40,836	$11,055	$51,891	$37,432	$7,941	$45,373	$35,807	$7,594	$43,401

For the fiscal year ended March 31, 2009, the Company adopted the measurement date provision of pension and defined benefits accounting under the alternative transition method, which requires the measurement date to coincide with the fiscal year-end date. The Company recorded an after-tax charge of approximately $5,913 to beginning retained earnings ($9,600 before tax) upon adoption of this requirement.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The assumptions used to develop the net periodic pension cost and the present value of benefit obligations for the fiscal year ended March 31, 2010 are shown below.

	U.S.	Non-U.S. Ranges

Discount rate for obligations	5.65%	2.25	% - 5.60%
Discount rate for expense	6.25%	2.00	% - 6.70%
Compensation increase rate for obligations	4.00%	3.00	% - 4.60%
Compensation increase rate for expense	4.00%	2.50	% - 5.40%
Long-term rate of return on plan assets	8.00%	1.00	% - 6.00%

Based on the requirements of pension and defined benefits accounting, the Company adjusts the discount rate to reflect current and expected-to-be-available interest rates on high-quality, fixed-income investments expected to be available to the Company at the end of each year.

The following table sets forth the aggregate funded status and changes in benefit obligations and plan assets of the defined benefit pension plans and amounts recognized in the accompanying combined balance sheets as of March 31, 2010 and 2009, respectively:

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Accumulated benefit obligation	$506,206	$195,135	$701,341	$417,633	$143,184	$560,817

Change in benefit obligation
Benefit obligation, beginning of year	$463,831	$148,123	$611,954	$382,670	$197,143	$579,813
Service cost	43,261	4,757	48,018	40,013	2,008	42,021
Interest cost	28,453	8,875	37,328	23,344	7,690	31,034
Employee contributions	8,901	365	9,266	8,893	366	9,259
Plan amendments	1,333	—	1,333	1,821	—	1,821
Actuarial (gain) loss	44,330	10,894	55,224	(1,191)	(6,032)	(7,223)
Business combinations	—	39,228	39,228	—	—	—
Adjustment for change in measurement date	—	—	—	15,839	—	15,839
Foreign currency exchange rate changes	—	10,369	10,369	—	(42,478)	(42,478)
Benefits paid	(7,403)	(8,242)	(15,645)	(7,558)	(10,574)	(18,132)

Benefit obligation, end of year	$582,706	$214,369	$797,075	$463,831	$148,123	$611,954

Change in plan assets
Plan assets at fair value, beginning of year	$272,650	$46,271	$318,921	$334,795	$69,474	$404,269
Actual return on plan assets	119,439	13,279	132,718	(114,983)	(8,819)	(123,802)
Employee contributions	8,901	365	9,266	8,893	366	9,259
Employer contributions	46,258	12,228	58,486	51,503	11,089	62,592
Business combinations	—	38,124	38,124	—	—	—
Benefits paid from plan assets	(7,403)	(8,242)	(15,645)	(7,558)	(10,574)	(18,132)
Foreign currency exchange rate changes	—	3,190	3,190	—	(15,265)	(15,265)

Plan assets at fair value, end of year	$439,845	$105,215	$545,060	$272,650	$46,271	$318,921

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

	2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Accrued cost as included in the combined balance sheets
Noncurrent assets	$—	$7,468	$7,468	$—	$1,648	$1,648
Other current liabilities	(965)	(5,496)	(6,461)	(681)	(4,791)	(5,472)
Noncurrent benefit obligation	(141,895)	(111,127)	(253,022)	(190,500)	(98,709)	(289,209)

Net benefit obligation	$(142,860)	$(109,155)	$(252,015)	$(191,181)	$(101,852)	$(293,033)

Amounts recognized in accumulated other comprehensive (loss) income consist of
Net actuarial (loss) gain	$(80,848)	$(6,203)	$(87,051)	$(124,637)	$(6,516)	$(131,153)
Prior service cost	(4,297)	—	(4,297)	(3,407)	—	(3,407)

Net amount recognized, before tax effect	$(85,145)	$(6,203)	$(91,348)	$(128,044)	$(6,516)	$(134,560)

The following table sets forth by level, within the fair value hierarchy, the Master Trust’s assets carried at fair value as of March 31, 2010 and 2009.

	Assets at Fair Value
	as of March 31, 2010
	Level 1	Level 2	Level 3	Total

Equities	$68,006	$—	$—	$68,006
Corporate and municipal obligations	26,389	—	—	26,389
Pooled funds and mutual funds	—	9,767	—	9,767
Common collective trusts	—	333,251	—	333,251
Money market funds	10,043	—	—	10,043
Investment contracts issued by insurance companies	—	34,673	—	34,673
Fixed income	—	62,931	—	62,931

Total assets at fair value	$104,438	$440,622	$—	$545,060

	Assets at Fair Value
	as of March 31, 2009
	Level 1	Level 2	Level 3	Total

Equities	$42,251	$—	$—	$42,251
Corporate and municipal obligations	17,868	—	—	17,868
Pooled funds and mutual funds	—	37,540	—	37,540
Common collective trusts	—	173,144	—	173,144
Money market funds	11,901	—	—	11,901
Investments in real estate equities	693	—	—	693
Fixed income	—	35,524	—	35,524

Total assets at fair value	$72,713	$246,208	$—	$318,921

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

THE U.S. PLANS

The assets of the U.S. Plans are managed via the Westinghouse Electric Company Pension Master Trust (Trust). The Westinghouse Electric Company Pension Investment Committee (Committee) has been appointed to review the investment performance and other matters of the U.S. Plans, including development of investment policies and strategies.

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

The benchmark of the long-term portfolio (Strategic Asset Allocation) for the Non-U.S. Plans is as follows:

Average Policy
Index Weight	Asset Category	Market Benchmark Index

25%	EMU	MSCI EMU net dividends reinvestment
25%	Global ex EMU	MSCI World ex-EMU net dividends reinvestment
32%	Bonds EMU	JPM EMU
10%	Bonds EMU Corporate	iBoxx Euro Corporate Bonds
8%	Real Estate EMU	EPRA Eurozone

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Pension plan assets consist of the following at March 31, 2010:

Asset Category	Target	Actual

U.S. Plans:
U.S. equity securities	50%	53%
Non-U.S. equity securities	20	20
Debt securities	30	27

Total	100%	100%

Non-U.S. Plans:
Equities	34%	32%
Corporate and municipal obligations	32	25
Investments contracts issued by insurance companies	34	35
Money market funds	—	8

Total	100%	100%

The assumed long-term rate of return for U.S. and Non-U.S. plan assets was determined by taking a weighted average of the expected rates of return on the asset classes. The weights are equal to the portion of the portfolio invested in each class.

Annual benefit payments for the year subsequent to March 31, 2010 are estimated as follows:

	U.S.	Non-U.S.	Total

Fiscal years ending March 31:
2011	$9,954	$8,835	$18,789
2012	12,681	7,896	20,577
2013	15,869	9,935	25,804
2014	19,815	8,325	28,140
2015	23,927	10,264	34,191
2016-2019	200,314	64,087	264,401

Additionally, the Company anticipates funding its defined benefit pension plans with the following cash contributions to be paid during the fiscal year ended March 31, 2010:

	U.S.	Non-U.S.	Total

Expected contributions	$965	$11,509	$12,474

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

Currently, Westinghouse and Toshiba have requested, pursuant to the Purchase Sales Agreement of October 16, 2006, that BNFL reimburse Westinghouse for its postretirement benefit costs subsequent to the

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

sale date that would otherwise have been reimbursed by CBS. To date, BNFL has continued to reimburse the Company for the service costs. The actual costs that have been or are expected to be reimbursed by BNFL to Westinghouse for the fiscal years ended March 31, 2010 and 2009 are $594 and $5,487, respectively. The net present value of the expected reimbursements from BNFL is included as noncurrent asset in the accompanying combined balance sheets at March 31, 2010 and 2009 in the amount of $29,505 and $28,693, respectively.

The components of net periodic postretirement benefit cost for the fiscal years ended March 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Service cost	$1,637	$1,837	$2,577
Interest cost	2,478	2,826	3,799
Expected return on plan assets	(2,000)	(2,150)	(2,157)
Amortization of prior service cost	(233)	—	—
Net (gain) loss	(1,584)	(1,546)	—

Net periodic postretirement benefit costs	$298	$967	$4,219

A plan amendment was made in January 2009 to eliminate the prescription drug benefit for post-65 retirees. This amendment caused a decrease in the net periodic benefit costs for the year ended March 31, 2009.

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations for the fiscal year ended March 31, 2010, are shown below. A measurement date of March 31, 2010 was used.

Discount rate for obligations	5.10%
Discount rate for expense	6.00%
Healthcare cost trend rates:
Pre-age 65	5.50%
Post-age 65	3.50%
Compensation increase rate for obligations	4.00%
Compensation increase rate for expense	4.00%
Long-term rate of return on plan assets	7.25%

The healthcare cost trend rate is assumed to decrease to 5% by 2012 and remain at that level thereafter. The sensitivity to changes in the assumed healthcare cost trend rates are as follows:

	1% Increase	1% Decrease

Effect on total service and interest costs	$26	$(23)
Effect on postretirement benefit obligation	$220	$(195)

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. The funded status and amounts recognized in the accompanying combined balance sheets as of March 31, 2010 and 2009 are as follows:

	2010	2009

Change in benefit obligation
Benefit obligation, beginning of year	$48,703	$47,329
Service cost	1,637	1,838
Interest cost	2,478	2,826
Plan amendments	—	(2,216)
Employee contributions	1,699	—
Adjustment for change in measurement date	—	1,166
Actuarial (gain) loss	(1,938)	3,084
Benefits paid	(4,324)	(5,324)

Benefit obligation, end of year	$48,255	$48,703

Net actuarial gain recognized in accumulated other comprehensive income, before tax effect	$22,918	$22,797

Annual benefit payments for the fiscal years subsequent to March 31, 2010 are estimated to be as follows:

2011	$2,732
2012	3,220
2013	3,424
2014	3,743
2015	3,998
2016-2019	22,155

SAVINGS PLANS

The Company also provides a defined contribution (DC) plan to U.S. employees. Employees may contribute from 2% to 35% of their compensation on a pretax or after-tax basis. WEC LLC matches 50% of the first 6% of an employee’s compensation contribution and WEC LLC contributed approximately $17,285, $14,343 and $12,307, to the defined contribution plan for the years ended March 31, 2010, 2009 and 2008, respectively.

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

The following provides detail of income tax expense (benefit) reported in the accompanying combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2010, 2009 and 2008.

	2010	2009	2008

Current income taxes:
U.S. Federal	$4,730	$6,444	$(2,752)
State	1,515	—	(752)
Foreign	51,690	42,313	57,082

Total current income taxes	57,935	48,757	53,578
Deferred income taxes:
U.S. Federal	37,324	11,288	(9,936)
State	4,417	3,177	(729)
Foreign	(29,655)	(15,574)	(18,737)

Total deferred income taxes	12,086	(1,109)	(29,402)

Total income tax provision presented in combined statements of operations and comprehensive income	$70,021	$47,648	$24,176

The following provides detail of income before taxes and noncontrolling interest reported in the accompanying combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2010, 2009 and 2008.

	2010	2009	2008

U.S. income	$115,067	$26,939	$(34,032)
Foreign income	47,601	88,553	168,527

Income before income taxes and noncontrolling interest	$162,668	$115,492	$134,495

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The actual income tax expense (benefit) of continuing operations differs from the amount computed by applying the statutory U.S. Federal tax rate of 35%. A reconciliation of income tax expense at the U.S. Federal Statutory Tax Rate to the actual tax expense from continuing operations for the fiscal years ended March 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008

Income tax expense, computed at the statutory rate of 35%	$56,934	$40,422	$47,073
State income taxes, net of U.S. Federal income tax effect	3,969	916	(963)
Tax effect of foreign earnings	2,821	(1,983)	(3,763)
Changes to valuation allowances	1,691	2,262	1,808
Non-U.S. statutory rate reduction	—	(1,073)	(18,320)
Other permanent differences	(780)	1,492	(1,659)
Reserve for uncertain tax positions	4,264	3,311	—
Provision-to-return adjustments	1,122	2,301	—

Total income tax expense	$70,021	$47,648	$24,176

Effective tax rate	43.0%	41.3%	18.0%

The Company provides deferred income taxes for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. The Company has gross deferred income tax assets and liabilities of $714,216 and ($997,749), respectively, at March 31, 2010, and $883,745 and ($1,122,188), respectively, at March 31, 2009. The components of net deferred income tax assets and (liabilities) at March 31, 2010 and 2009 are presented in the table below:

	2010	2009

Current deferred income tax assets and liabilities:
Compensation and benefits	$24,214	$17,406
Inventory	16,809	8,633
Deferred revenue and contract reserves	16,798	23,482
Decommissioning	9,330	3,095
Product warranty	5,630	4,816
General liability	4,048	4,102
Other	(531)	7,022

Subtotal	76,298	68,556
Valuation allowance	—	(699)

Net current deferred tax asset	$76,298	$67,857

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The net deferred tax asset (liability) components at March 31, 2010 and 2009 were presented in the accompanying combined balance sheets as follows:

	2010	2009

Long-term deferred income tax assets and liabilities:
Net operating loss carryforwards	$267,532	$328,268
Decommissioning	73,538	73,468
Compensation and benefits	63,484	85,596
Fixed assets	(74,027)	(59,799)
Inventory	(82,572)	(76,865)
Goodwill and intangible assets	(737,274)	(711,625)
Other	129,487	53,958

Subtotal	(359,832)	(306,999)
Valuation allowance	(32,622)	(17,331)

Net long-term deferred tax liabilities	$(392,454)	$(324,330)

Total net deferred income tax liabilities	$(316,156)	$(256,473)

As of March 31, 2010, the Company has a U.S. Federal net operating loss carryforward of approximately $659,762 (or tax-effected benefit of $230,917), which will expire from 2022 through 2026. The Company has a state net operating loss tax-effected benefit of approximately $26,199, which will if not used, expire from 2010 through 2029. The Company has non-U.S. net operating loss carryforwards in various countries of approximately $32,179 (or tax-effected benefit of $10,416), all of which have no expiration date.

The Company has an alternative minimum tax credit carryforward of approximately $5,512 that has no expiration date. The Company also has a research and development tax credit carryforward of approximately $1,942, which will, if not utilized, begin to expire in 2028.

A valuation allowance is provided when it is more likely than not that some portion or all of deferred tax assets will not be realized. The Company has recorded valuation allowances of $10,693 for certain state net operating loss carryforwards and $1,556 for capital loss carryforwards, both of which are expected to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $20,373 primarily driven by current year acquisitions for certain non-U.S. net operating losses and other deferred tax assets in various countries expected to produce no benefit. Subsequent recognition of tax benefits related to valuation allowances established at the time of the Transaction will reduce income tax expense.

The Company experienced an ownership change as a result of the Transaction, causing a limitation on the annual use of the net operating loss carryforwards. Any unused limitation can be carried forward to subsequent years. The annual limitation significantly exceeds the amount utilized in the fiscal years ended March 31, 2010 and 2009.

Effective April 1, 2007, the Company adopted accounting for uncertain tax positions, which prescribes a minimum recognition threshold for recording a tax benefit for uncertain income tax positions. An uncertain tax position is defined very broadly and includes not only tax deductions and credits but also decisions not to

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

file in a particular jurisdiction, as well as the taxability of transactions. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (excluding interest and penalties):

	2010	2009

Unrecognized tax benefit, beginning of year	$8,643	$9,129
Increases in tax positions in current year	6,775	1,614
Decrease in tax positions from prior year	(1,342)	(2,100)
Lapse of statute of limitations or closed audits	—	—

Unrecognized tax benefits, end of year	$14,076	$8,643

Included in the balance of unrecognized tax benefits at March 31, 2010, is $12,276 of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties related to uncertain income tax positions as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $255 and interest of $146 during the fiscal year ended March 31, 2010, and in total, as of March 31, 2010, has recognized a liability for penalties of $532 and interest of $342.

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

With few exceptions, the Company is no longer subject to U.S. Federal, state, local or foreign examinations by tax authorities for years before 2006. The Company’s tax years for 2006 through 2009 are generally subject to examination by the tax authorities in the U.S. and in various state and foreign jurisdictions.

9.	INVENTORIES

At March 31, 2010 and 2009, inventories consist of the following:

	2010	2009

Raw materials and consumables	$137,896	$88,193
Work in process	143,311	108,196
Finished goods	214,495	122,405
Engineering inventory	6,618	6,236
Uranium inventory	105,621	206,952

Gross inventories	607,941	531,982
Inventory reserve	(16,399)	(17,103)

Inventories	$591,542	$514,879

Inventories other than those related to long-term contracts are generally sold within one year.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

10.	PROPERTY, PLANT AND EQUIPMENT

At March 31, 2010 and 2009, property, plant and equipment consist of the following:

	2010	2009

Land	$48,308	$20,940
Buildings and improvements	290,777	142,839
Machinery and equipment	600,606	384,460
Construction in progress	188,110	166,494

Total	1,127,801	714,733
Less accumulated depreciation	257,361	146,657

Property, plant and equipment, net	$870,440	$568,076

Depreciation expense for the fiscal years ended March 31, 2010, 2009 and 2008 has been classified in the accompanying combined statements of operations and comprehensive income (loss) as follows:

	2010	2009	2008

Cost of goods sold	$77,062	$53,042	$48,073
Marketing, administrative and general expenses	13,020	18,032	13,227

Total	$90,082	$71,074	$61,300

11.	OTHER CURRENT AND NONCURRENT ASSETS

At March 31, 2010 and 2009, other current assets and other noncurrent assets consist of the following:

	2010	2009

Other current assets:
Prepaid insurance, taxes and other services	$97,524	$83,438
Derivative instruments, at fair value	19,892	14,150
Indemnity for Hematite decommissioning	15,717	13,613
Other	18,911	22,190

Other current assets	$152,044	$133,391

Other noncurrent assets:
Indemnity for Hematite decommissioning	$54,702	$51,462
Contractual asset for postretirement benefit costs	29,505	28,693
Pension asset	7,468	1,648
Restricted cash	751	751
Other	27,498	10,711

Other noncurrent assets	$119,924	$93,265

Restricted cash at March 31, 2010 and 2009 is held pursuant to customer contracts in lieu of other financial security; the requirements to maintain restricted cash balances expire by October 2012.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

12.	URANIUM ASSETS

Uranium, held in various forms, is primarily used in the operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company holds some uranium as inventory for sale pursuant to a long-term contract with one customer and an additional amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. Such sales depend on many factors, including market price conditions, availability of willing purchasers and projected internal needs for uranium. During the fiscal year ended March 31, 2010, the Company completed two sales transactions to sell a total of 511 teU, 78 thousand CS and 20 thousand SWU for a total of $70 million. During the fiscal year ended March 31, 2009, the Company completed three sales transactions to sell a total of 3 teU and 102 thousand SWU for a total of $19 million.

The Company recognizes revenue on the sales of uranium when the uranium is delivered and title passes to the customer. Below is the classification of uranium assets within the accompanying combined balance sheets as of March 31, 2010 and 2009.

	2010	2009

Inventory held for sale under contract	$40,355	$76,189
Surplus available for sale	65,266	130,763

Gross uranium inventory	105,621	206,952
Reserve to reduce cost to market	(827)	(2,951)

Net uranium inventory	104,794	204,001
Uranium working stock	483,569	460,919
Uranium leased to external party	3,237	—

Net uranium assets	$591,600	$664,920

13.	DEBT AND CREDIT FACILITIES

Revolving credit facilities — In November 2008, the Company entered into a four-year revolving credit facility in the amount of $150,000. This facility was increased to $200,000 and extended by one year in November 2009. In October 2009, the Company replaced an $800,000 facility with a new three-year revolving credit facility in the amount of $600,000. The main purpose of these facilities is to issue standby Letters of Credit in U.S. dollars or alternative currencies.

Individual borrowings, which are allowed under the $600,000 facility, but not the $200,000 facility, are limited to maturities of 6 months, unless consent is given by the lenders for borrowings of up to 12 months. Individual borrowings mature for the purpose of being replaced with new borrowings at the prevailing market rates. Borrowings and letters of credit are not callable and the facility is not cancelable unless there is an event of default. There were no events of default as of March 31, 2010. The facilities are guaranteed by Toshiba, and interest rates paid under the facilities are tied to the credit rating of Toshiba. Depending on the Toshiba credit rating, interest rates are LIBOR plus 0.55% to 3.50%, and fees for capacity range from 0.30% to 0.875%. Under the $600,000 credit facility, there is also an option to borrow on shorter notice at the current prime rate. There were no outstanding borrowings under these facilities at March 31, 2010 and March 31, 2009; however, approximately $638,306 and $688,418, respectively, was being used for standby letters of credit. As current standby letters of credit expire, the Company expects to replace them, as required, with new letters of credit under the facility. The $600,000 revolving credit facility expires in October 2012 and $200,000 revolving credit facility expires in November 2013.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

14.	OTHER CURRENT AND NONCURRENT LIABILITIES

At March 31, 2010 and 2009, other current and noncurrent liabilities consist of the following:

	2010	2009

Other current liabilities:
Vacation liability	$77,446	$65,758
Accrued payroll and other employee compensation	65,723	71,702
Accrued income and other taxes	40,863	29,777
Reserve for decommissioning matters	37,205	29,190
Contract and other reserves	33,163	54,319
Accrued royalties and commissions	28,421	41,472
Derivative instruments, at fair value	24,834	85,622
Accrued product warranty	14,155	18,534
Settlement obligations to provide future discounts	11,382	15,806
Contractually obligated liabilities	10,500	10,500
Pension liability	6,461	5,472
Environmental liabilities	3,106	7,227
Obligations under capital leases	1,735	163
Other	107,324	44,341

Other current liabilities	$462,318	$479,883

	2010	2009

Other noncurrent liabilities:
Environmental liabilities	$68,884	$24,391
Obligations under capital leases	48,902	2,573
Accrued royalties and commissions	31,004	6,896
Accrued product warranty	22,419	19,117
Unfavorable lease reserve	2,147	4,723
Reserve for contract losses	754	894
Other	48,661	38,904

Other noncurrent liabilities	$222,771	$97,498

15.	STOCKHOLDERS’ EQUITY

TNEH-US’s capital structure consists of 4,400 authorized shares of common stock with a par value of $0.01, of which 2,156 are Class A shares and 2,244 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 1,960 shares of Class A stock and 2,040 shares of Class B stock issued and outstanding at March 31, 2010, for $1,960,000 and $2,040,000, respectively.

TNEH-UK’s capital structure consists of 1,550 authorized shares of common stock with a par value of one British Sterling Pound, of which 760 are Class A shares and 790 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

dividend distribution timing. There were 686 shares of Class A stock and 714 shares of Class B stock issued and outstanding at March 31, 2010, for $686,000 and $714,000, respectively.

The U.S. Shareholders Agreement and UK Shareholders Agreement describe the conditions under which dividends will be paid. The intent of the Agreements is to pay dividends of at least $22,222 (whole dollars) per share each fiscal year, prorated for partial fiscal years, on a quarterly basis if and when declared by the Boards of Directors of TNEH-US and TNEH-UK. TNEH-US paid dividends of $32,536 on February 23, 2010. TNEH-UK paid dividends of $11,388 on February 22, 2010 and $15,719 on February 25, 2010. During the fiscal year ended March 31, 2009, TNEH-UK paid dividends of $71,201 on December 31, 2008. During the fiscal year ended March 31, 2008, TNEH-US and TNEH-UK paid dividends of $6,052 and $2,118, respectively, on January 30, 2008.

The U.S. Shareholders Agreement and the UK Shareholders Agreement also contain call options. Call prices are at fair market value, to be determined by the parties. Call rights are triggered by an event of insolvency of one shareholder, in which case the shares of the insolvent shareholder may be called, or a change in control event, in which case the shares of one shareholder are transferred or acquired by a competitor of the Company or any other person to whom the Company has not consented. At March 31, 2010, no call options have been exercised.

16.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of tax, are as follows:

	2010	2009

Net unrealized gain (loss) on derivatives	$4,102	$(23,296)
Unrealized (loss) on foreign currency translation	(512,933)	(626,917)
Pension and other postretirement benefits adjustment	(43,650)	(70,232)

Accumulated other comprehensive loss	$(552,481)	$(720,445)

17.	COMMITMENTS AND CONTINGENCIES

Prior acquisition — Under the terms of the 2000 ABB Handels (ABB) Nuclear Purchase Agreement, ABB provided the Company certain indemnities relative to cleanup costs at the Hematite, Missouri fuel facility. The indemnities provided an overall cap of $41,250 for costs classified as legacy liabilities and $71,250 for decommissioning and decontamination costs. As of March 31, 2010 and 2009, the Company had a reserve of $91,110 and $99,718, respectively, included in reserves for decommissioning matters on the accompanying combined balance sheets, to cover future expenditures. As of March 31, 2010 and 2009, the Company had an asset for the expected collections under the indemnity of $15,717 and $13,613, respectively, included in other current assets, and $54,702 and $51,462, respectively, included in other noncurrent assets in the accompanying combined balance sheets representing the ABB indemnities (see Note 11). Management believes that the current recorded reserve and asset are appropriate based upon current project estimates and existing indemnification clauses.

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

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The changes in the provision for those warranties for the fiscal years ended March 31, 2010 and 2009 are as follows:

	2010	2009

Balance, beginning of year	$37,651	$42,385
Liabilities settled	(12,099)	(16,160)
Additional liabilities accrued	11,978	14,142
Foreign currency translation effect	(956)	(2,716)

Balance, end of year	$36,574	$37,651

Recorded in balance sheet as:
Other current liabilities	$14,155	$18,534
Other noncurrent liabilities	22,419	19,117

Balance, end of year	$36,574	$37,651

General — The Company is involved in various other litigation matters in the ordinary course of business. Reserves are included in the accompanying combined balance sheets for issues when a negative outcome is probable and the amount is reasonably estimable. In the opinion of management, while it is possible that certain outcomes could be unfavorable to the Company, the ultimate resolution of such matters will not result in judgments that, in the aggregate, would materially affect the Company’s financial position or results of operations. The Company has recorded $3,000 in the accompanying combined balance sheets as of March 31, 2010 and 2009, which is believed to be the best estimate for litigation matters where a negative outcome is probable.

Environmental matters — Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Company. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; the availability of waste disposal capacity; and the identification of new sites. The Company has, however, recognized an estimated liability of $71,990 and $31,618 as of March 31, 2010 and 2009, respectively, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Operating expenses that are recurring and associated with managing hazardous waste and pollutants in ongoing operations totaled $3,328, $3,018 and $2,994 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively. These expenses are included in cost of goods sold in the accompanying combined statements of operations and comprehensive income (loss).

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

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

Unconditional purchase obligations — The Company is obligated to make payments under unconditional purchase obligations. Maximum payments for contracts with remaining terms in excess of one year are summarized below:

For the fiscal year ending March 31:
2011	$36,477
2012	59,533
2013	114,972
2014	114,852
2015	27,623
Thereafter	19,267

Unconditional purchase obligations	$372,724

The Company’s unconditional purchase obligations relate to long-lead equipment procured for use as part of future AP1000 units not currently governed by a contractual arrangement with a customer.

Commitments — In the ordinary course of business, letters of credit and surety bonds are issued on behalf of the Company. As of March 31, 2010 and 2009, the Company had $638,306 and $688,418, respectively, under letters of credit and $57,520 and $46,763 under surety bond obligations.

Other — During the fiscal years ended March 31, 2009 and 2008, the Company terminated contracts with certain customers, which resulted in the extinguishment of liabilities in the amounts of $17,991 and $32,101, respectively. These extinguishments are included in the accompanying combined statements of operations and comprehensive income (loss) as reductions to marketing, administrative and general expenses. There were no terminations of contracts during the fiscal year ended March 31, 2010.

18.	SALES OF AP1000 NUCLEAR PLANTS

The Company’s advanced design nuclear reactor, the AP1000, is based on passive safety technology and is the only such reactor design to receive Final Design Certification (DC) by the NRC.

AP1000 DESIGN FINALIZATION STATUS

In October 2009, the Nuclear Regulatory Commission (NRC) requested that the Company provide it with additional information concerning whether the AP1000 shield building met U.S. design codes in order to provide required regulatory certainty. In addition, the Company has experienced some challenges with respect to first time design detail and manufacturing of first time equipment associated with the AP1000. The Company has developed action plans to address each of these issues to enable Design Amendment Certification, as well as to meet customer commitments for the first AP1000s in China and the United States. Management believes ultimate resolution of these items will not materially affect the Company’s financial position or results of operations.

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

Revenue recognition is generally on the percentage-of-completion method and for the years ended March 31, 2010, 2009 and 2008, $436,205, $265,801 and $159,489, respectively, of revenue was recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2010 and 2009, cash collected exceeded costs and estimated earnings and is included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

U.S.

During the year ended March 31, 2009, the Company signed three Engineering, Procurement, and Construction (EPC) agreements for the sale of AP1000 units to various U.S. utilities. In April 2008, the Company signed an EPC agreement with Georgia Power Company, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia and the City of Dalton, Georgia for the sale of two AP1000 units to be constructed in the State of Georgia (Southern Project). In May 2008, the Company signed an EPC agreement with South Carolina Electric & Gas Company and the South Carolina Public Service Authority, for the sale of two AP1000 units to be constructed in State of South Carolina (Scana Project). In December 2008, the Company signed an EPC agreement with Progress Energy Florida, for the sale of two AP1000 units to be constructed in the State of Florida (Progress Project). Like the China contract, and in conjunction with the three signed EPC agreements noted above, the Company and Shaw (the Consortium Partners) signed separate Consortium Agreements for each individual EPC agreement; however, the US EPCs require Shaw to provide substantially all of the construction components of the EPC. The consortium is not a legal entity, but a working arrangement that defines the split of work scope, sharing of risk and dispute resolution between the Consortium Partners.

Revenue recognition, on all US AP1000 agreements, is generally on the percentage-of-completion method and for the years ended March 31, 2010, 2009 and 2008, $532,739, $486,253 and $0, respectively, of revenue was recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2010 and 2009, costs and estimated earnings were in excess of cash collected and are included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

PROGRESS ENERGY FLORIDA (PEF)

On April 30, 2009, the Company received notice from PEF of their intention to delay the execution of the EPC contract signed in December 2008. PEF has determined that the delay is warranted as PEF is required to obtain its Combined Operating License from the NRC, prior to the beginning of pre-construction work. Subsequently, the Company and PEF executed an amendment, signed in March 2010, to the existing EPC contract that called for a further suspension and revision of certain contract terms. As a result of the above, and in consultation with PEF, the Company will begin to plan for a commercial operating date delay ranging from 24 to 36 months for the first of two units covered under the EPC. The EPC addresses the matter of suspension of activity, and neither party anticipates that this suspension will result in termination of the contract.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

19.	LEASES

The Company has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Certain of these leases contain renewal options for additional periods of five years and contain certain rent escalation clauses. Rental expense was $52,969, $40,627 and $38,587 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Minimum lease payments under the Company’s operating leases as of March 31, 2010 are presented in the table below:

For the fiscal year ending March 31:
2011	$51,537
2012	35,814
2013	33,329
2014	28,215
2015	25,323
Thereafter	236,077

Minimum lease payments	$410,295

The Company leases three facilities within its Nuclear Services and Nuclear Fuel business segments under capital leases. These facilities are included with buildings and improvements under property, plant and equipment on the accompanying combined balance sheets. The gross and net carrying values of facilities under capital leases are approximately $55,241 and $5,062, respectively, as of March 31, 2010 and $6,624 and $3,339, respectively, as of March 31, 2009.

One of the facilities is being leased from a partner in a joint venture formed to fabricate, assemble and test specialty cranes for nuclear power plants. The Company entered into the lease in the current year, and the gross and net carrying value of the leased facility is approximately $6,121 as of March 31, 2010.

The Company also acquired various equipment under capital leases in the current year. This equipment is included with machinery and equipment under property, plant and equipment on the accompanying combined balance sheets. The gross and net carrying values of equipment under capital leases are approximately $2,761 and $2,456, respectively, as of March 31, 2010.

Minimum lease payments under the Company’s capital lease obligations as of March 31, 2010 are as follows:

For the fiscal year ending March 31:
2011	$3,544
2012	3,223
2013	3,221
2014	3,199
2015	3,146
Thereafter	60,189

Total future minimum lease payments	76,522
Less amounts representing interest	25,885

Present value of minimum lease payments	$50,637

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

20.	RELATED-PARTY TRANSACTIONS

At March 31, 2010 and 2009, the Company had the following outstanding balances with related parties reported in the accompanying combined balance sheets:

	2010	2009

Related-party receivables	$615,119	$213,824

Related-party payables	$40,447	$51,788

Note due to related party	$104,954	$—

Related-party receivables consisted of trade receivables of $12,083 and $6,140 as of March 31, 2010 and 2009, respectively, and loans receivable with Toshiba companies as of March 31, 2010 and 2009 as follows:

		March 31, 2010
Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$382,041	$20	*0.52%
Westinghouse	Toshiba America Capital Corp.	$211,000	$2	0.18%
TNEH-UK	Toshiba International Finance (UK) plc.	$5,995	$1	0.60%
TNEH-US	Toshiba America Capital Corp.	$4,000	$—	0.19%

		$603,036

		March 31, 2009
Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$77,381	$7	**0.84%
Westinghouse	Toshiba America Capital Corp.	$100,000	$3	5.29%
TNEH-UK	Toshiba International Finance (UK) plc.	$18,903	$2	5.82%
TNEH-US	Toshiba America Capital Corp.	$11,400	$—	0.44%

		$207,684

*	Weighted average interest rate for seven separate loans.

**	Weighted average interest rate for three separate loans.

The loans and related interest due to the Company outstanding at March 31, 2010 and 2009 were repaid on various dates in April 2010 and 2009, respectively.

The note due to related party of $104,954 represents a note from Toshiba America Capital Corp. to the Company during April 2009 to facilitate the acquisition of NFI. The note bears an interest rate of 1.23%, and accrued interest on the note was $219 as of March 31, 2010. The note matures on April 28, 2011.

TOSHIBA NUCLEAR ENERGY HOLDINGS (US), INC. AND
TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

NOTES TO COMBINED FINANCIAL STATEMENTS — (Continued)

The Company has entered into numerous contracts and purchase orders with its affiliates, Shaw and its affiliates, IHI and Kazatomprom. Several of the contracts include more than one of the owners. The contracts are generally to execute portions of the Company’s normal operations and other customer contracts. In addition, the Company has entered into contracts to procure components and services from Toshiba, IHI and Shaw in connection with sales of AP1000 plants (see Note 18). For the fiscal years ended March 31, 2010, 2009 and 2008, the Company had the following activity with related parties reported in the accompanying combined statements of operations and comprehensive income (loss):

	2010	2009	2008

Revenue	$67,021	$49,891	$18,897

Cost of goods sold	$263,978	$46,434	$3,711

Marketing, administrative and general expenses	$1,858	$299	$124