Form 10-Q
period 2010-11-30
SHAW GROUP INC
filed 2011-01-06
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

The number of shares of registrant’s common stock outstanding as of January 3, 2011 was 85,060,808 shares.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Unaudited Consolidated Statements of Operations — For the Three Months Ended November 30, 2010 and 2009	3
Consolidated Balance Sheets — November 30, 2010 (Unaudited) and August 31, 2010	4
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity – For the Three Months Ended November 30, 2010 and 2009	5
Unaudited Consolidated Statements of Cash Flows – For the Three Months Ended November 30, 2010 and 2009	6
Notes to Consolidated Financial Statements (Unaudited)	7
Cautionary Statement Regarding Forward-Looking Statements	31
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. — Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. — Controls and Procedures	52
PART II — OTHER INFORMATION
Item 1. — Legal Proceedings	52
Item 1A. — Risk Factors	52
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. — Defaults Upon Senior Securities
Item 4. — (Removed and Reserved)
Item 5. — Other Information
Item 6. — Exhibits	52
SIGNATURES	53
EXHIBIT INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
 (In thousands, except per share amounts)

	Three Months Ended
	2010	2009
Revenues	$1,542,574	$1,858,515
Cost of revenues	1,481,679	1,703,779
Gross profit	60,895	154,736
Selling, general and administrative expenses	70,895	75,777
Operating income	(10,000)	78,959
Interest expense	(1,336)	(980)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,515)	(9,358)
Interest income	2,321	1,959
Foreign currency translation (losses) on Japanese Yen-denominated bonds, net	(12,410)	(102,339)
Other foreign currency transaction gains (losses), net	998	(417)
Other income (expense), net	385	5,046
Income (loss) before income taxes and earnings from unconsolidated entities	(30,557)	(27,130)
Provision for income taxes	(12,003)	(11,151)
Income (loss) before earnings from unconsolidated entities	(18,554)	(15,979)
Income (loss) from 20% Investment in Westinghouse, net of income taxes	2,479	(368)
Earnings (losses) from unconsolidated entities, net of income taxes	393	208
Net income (loss)	(15,682)	(16,139)
Less: Net income attributable to noncontrolling interests	753	4,346
Net income (loss) attributable to Shaw	$(16,435)	$(20,485)

Net income (loss) attributable to Shaw per common share:
Basic	$(0.19)	$(0.25)
Diluted	$(0.19)	$(0.25)

Weighted average shares outstanding:
Basic	84,898	83,420
Diluted	84,898	83,420

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF NOVEMBER 30, 2010 AND AUGUST 31, 2010
(In thousands, except share amounts)

	November 30, 2010 (Unaudited)	August 31, 2010
ASSETS
Current assets:
Cash and cash equivalents ($70.3 million and $82.3 million related to variable interest entities (VIEs))	$599,829	$912,736
Restricted and escrowed cash and cash equivalents ($0.0 million and $4.5 million related to VIEs)	87,405	33,926
Short-term investments ($12.8 million and $10.1 million related to VIEs)	601,985	551,960
Restricted short-term investments	262,609	321,056
Accounts receivable, including retainage, net ($6.6 million and $28.3 million related to VIEs)	828,335	833,574
Inventories	237,710	228,891
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	522,534	637,651
Deferred income taxes	315,274	319,712
Investment in Westinghouse	999,719	967,916
Prepaid expenses and other current assets	72,554	64,468
Total current assets	4,527,954	4,871,890
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	19,012	11,656
Property and equipment, at cost	807,123	777,739
Less accumulated depreciation	(308,846)	(293,098)
Property and equipment, net	498,277	484,641
Goodwill	499,868	499,495
Intangible assets	15,556	18,040
Deferred income taxes	14,330	14,925
Other assets	104,312	95,622
Total assets	$5,679,309	$5,996,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$739,479	$878,984
Accrued salaries, wages and benefits	129,867	149,010
Other accrued liabilities	191,581	194,077
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,309,587	1,468,432
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,532,927	1,520,674
Interest rate swap contract on Japanese Yen-denominated bonds	27,890	33,242
Short-term debt and current maturities of long-term debt	1,247	4,479
Total current liabilities	3,932,578	4,248,898
Long-term debt, less current maturities	894	979
Deferred income taxes	52,747	59,282
Other liabilities	97,042	99,829
Total liabilities	4,083,261	4,408,988
Contingencies and commitments (Note 11)
Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 90,797,962 and 90,669,011 shares issued, respectively; and 85,027,959 and 84,913,062 shares outstanding, respectively	1,294,782	1,283,890
Retained earnings	499,930	516,365
Accumulated other comprehensive loss	(117,205)	(142,645)
Treasury stock, 5,770,003 and 5,755,949 shares, respectively	(117,889)	(117,453)
Total Shaw shareholders’ equity	1,559,618	1,540,157
Noncontrolling interests	36,430	47,124
Total equity	1,596,048	1,587,281
Total liabilities and equity	$5,679,309	$5,996,269

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shaw Equity	Noncontrolling Equity	Total Equity
Balance, August 31, 2009	89,316,057	(5,709,249)	$1,237,727	$(116,113)	$(121,966)	$423,651	$1,423,299	$24,691	$1,447,990
Net income	—	—	—	—	—	(20,485)	(20,485)	4,346	(16,139)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	2,444	—	2,444	—	2,444
Change in unrealized net gains (losses) on hedging activities, net of tax	—	—	—	—	(41)	—	(41)	—	(41)
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	—	—	—	—	(3,061)	—	(3,061)	—	(3,061)
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	—	—	982	—	982	—	982
Unrealized loss on securities, net of tax	—	—	—	—	242	—	242	—	242
Comprehensive income	—	—	—	—	—	—	(19,919)	4,346	(15,573)
Exercise of options	18,027	—	330	—	—	—	330	—	330
Shares exchanged for taxes on stock based compensation	(9,657)	(43,758)	(312)	(1,240)	—	—	(1,552)	—	(1,552)
Tax benefits from stock based compensation	—	—	(131)	—	—	—	(131)	—	(131)
Stock-based compensation	29,181	—	9,406	—	—	—	9,406	—	9,406
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,037)	(5,037)
Balance, November 30, 2009	89,353,608	(5,753,007)	$1,247,020	$(117,353)	$(121,400)	$403,166	$1,411,433	$24,000	$1,435,433

Balance, August 31, 2010	90,669,011	(5,755,949)	$1,283,890	$(117,453)	$(142,645)	$516,365	$1,540,157	$47,124	$1,587,281
Net income	—	—	—	—	—	(16,435)	(16,435)	753	(15,682)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	4,060	—	4,060	—	4,060
Change in unrealized net gains (losses) on hedging activities, net of tax	—	—	—	—	3,270	—	3,270	—	3,270
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	—	—	—	—	16,953	—	16,953	—	16,953
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	—	—	676	—	676	—	676
Unrealized loss on securities, net of tax	—	—	—	—	481	—	481	—	481
Comprehensive income	—	—	—	—	—	—	9,005	753	9,758
Exercise of options	110,840	—	2,464	—	—	—	2,464	—	2,464
Shares exchanged for taxes on stock based compensation	(7,063)	(14,054)	(236)	(436)	—	—	(672)	—	(672)
Tax benefits from stock based compensation	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,174	—	8,680	—	—	—	8,680	—	8,680
Adjustment for deconsolidation of VIE(s)	—	—	—	—	—	—	—	(10,662)	(10,662)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	600	600
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,385)	(1,385)
Balance, November 30, 2010	90,797,962	(5,770,003)	$1,294,782	$(117,889)	$(117,205)	$499,930	$1,559,618	$36,430	$1,596,048

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009
 (In thousands)

	2010	2009

Cash flows from operating activities:
Net loss	$(15,682)	$(16,139)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,570	14,819
Benefit from deferred income taxes	(18,378)	(44,443)
Stock-based compensation expense	8,922	9,406
Earnings from unconsolidated entities, net of taxes	(2,872)	160
Distributions from unconsolidated entities	3,873	275
Foreign currency transaction losses, net	11,412	102,756
Other noncash items	4,197	(1,377)
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
Increase in receivables	(11,566)	(33,042)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	93,869	(7,024)
(Increase) decrease in inventories	(8,818)	9,795
Increase in other current assets	(4,897)	(6,018)
Decrease in accounts payable	(109,335)	(34,083)
Decrease in accrued liabilities	(16,274)	(1,122)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(155,002)	132,117
Net change in other assets and liabilities	(8,988)	(18,051)
Net cash provided by (used in) operating activities	(211,969)	108,029

Cash flows from investing activities:
Purchases of property and equipment	(30,237)	(64,617)
Proceeds from sale of businesses and assets, net of cash surrendered	715	20,232
Investments in notes receivable	(10,100)	—
Cash withdrawn from restricted and escrowed cash	416,824	82,462
Cash deposited into restricted and escrowed cash	(474,623)	(14,192)
Purchases of short-term investments	(329,704)	(466,117)
Proceeds from sale and redemption of short-term investments	279,562	232,200
Purchases of restricted short-term investments	—	(58,674)
Proceeds from sale of restricted short term investments	58,673	—
Net cash provided by (used in) investing activities	(88,890)	(268,706)

Cash flows from financing activities:
Purchase of treasury stock	(436)	(1,240)
Repayment of debt and capital leases	(3,429)	(9,827)
Payment of deferred financing costs	—	(9,702)
Issuance of common stock	2,464	330
Excess tax benefits from exercise of stock options and vesting of restricted stock	205	81
Contributions from noncontrolling interests	600	—
Distributions paid to noncontrolling interests	(1,385)	(5,037)
Net cash used in financing activities	(1,981)	(25,395)

Net effects on cash of deconsolidation of VIE(s)	(12,800)	—
Effects of foreign exchange rate changes on cash	2,733	967
Net change in cash and cash equivalents	(312,907)	(185,105)
Cash and cash equivalents — beginning of year	912,736	1,029,138
Cash and cash equivalents — end of period	$599,829	$844,033

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — General Information

The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as Shaw, we, us or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, merchant power producers, and government agencies. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Through our investments, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000TM nuclear power technology units to be built in the United States (U.S.) and other locations (AP1000 is a trademark of Westinghouse Electric Co., LLC.) and certain exclusive opportunities with Toshiba Corporation (Toshiba) for providing EPC services for new Toshiba Advanced Boiling Water Reactor (ABWR) nuclear power plants worldwide, except Japan and Vietnam. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies provide an advantage and will help us to compete on a longer-term basis with lower cost competitors from developing countries that are likely to emerge.

We have evaluated events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures in this Quarterly Report on Form 10-Q (this Form 10-Q).

Basis of Presentation

 The accompanying consolidated financial statements include the accounts of The Shaw Group Inc., its majority owned subsidiaries, and any variable interest entities (VIEs) of which we are the primary beneficiary (See Note 5 - Equity Method Investments and Variable Interest Entities ). When we do not have a controlling interest in an entity but exert a significant influence over the entity, we apply the equity method of accounting. The cost method is used when we do not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated balance sheet at August 31, 2010, was taken from our audited consolidated financial statements. The unaudited interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (2010 Form 10-K). In the opinion of management, all adjustments, consisting only of normal recurring fiscal adjustments, necessary to present fairly the financial position as of November 30, 2010, the results of operations for the three months ended November 30, 2010 and 2009, and the cash flows for the three months ended November 30, 2010 and 2009, have been included in these financial statements.

The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these Consolidated Financial Statements and accompanying notes. Areas requiring significant estimates by our management include the following:

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

Actual results could differ materially from those estimates, and the foregoing interim results are not necessarily indicative of the results of the operations to be expected for the full fiscal year ending August 31, 2011.

The length of our contracts varies but is typically longer than one year in duration. Consistent with industry practice, assets and liabilities have been classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a 12-month period. Assets and liabilities classified as current that may not be paid or received in cash within the next 12 months include restricted cash, retainage receivable, cost and estimated earnings in excess of billing on uncompleted contracts (including claims receivable), retainage payable, and advance billings and billings in excess of costs and estimated earnings on uncompleted contracts.

Cash and Cash Equivalents

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

Available-for-sale securities consist of mutual funds, U.S. government and agency obligations, corporate notes and bonds and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in shareholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income (expense), net. In addition to other relevant factors, management considers the decline in the fair value of an investment to be “other-than-temporary” if the market value of the investment remains below cost by a significant amount for a period of time, in which case a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified. During the three months ended November 30, 2010 and 2009, no other-than-temporary impairments were recognized.

Investment in Westinghouse

On October 16, 2006, our wholly-owned acquisition subsidiary Nuclear Energy Holdings (NEH) acquired a 20% interest in Westinghouse (Westinghouse Equity) for approximately $1.1 billion. See Note 5 — Equity Method Investments and Note 7 —Debt and Revolving Lines of Credit for further discussion.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) amended its guidance on accounting for VIEs. The new accounting guidance resulted in a change in our accounting policy effective September 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE and requires continuous assessments of a VIE’s primary beneficiary. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We adopted this new accounting guidance effective for us on September 1, 2010, the first day of our current fiscal year and we are applying it prospectively.

Per this guidance, we consolidate VIEs when we are deemed to be the primary beneficiary of the VIE. We are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest in the VIE. We will continuously evaluate the facts and circumstances of each of our VIEs to determine if any changes warrant a new determination of a VIE’s primary beneficiary.

For information regarding the impact of this change in accounting policy, see Note 5 - Equity Method Investments and Variable Interest Entities.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU)  No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends FASB Accounting Standards Codification (ASC) Subtopic 820-10 to now require:

•   A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•   In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•   For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•   A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Our disclosures include the requirements of this ASU, except for the disclosures about purchases, sales, issuances and settlements regarding to Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted, however we have not yet adopted it. We do not expect the adoption of remaining portions of this ASU to have a material impact on our financial position, results of operations, cash flows and disclosures.

Note 2 — Cash, Cash Equivalents and Short-term Investments

Our major categories of investments are as follows:

Money market mutual funds – We invest in money market funds that seek to maintain a stable net asset value of $1 per share, while limiting overall exposure to credit, market and liquidity risks.

Certificates of deposit – Certificates of deposit are short-term, interest-bearing debt instruments issued by various financial institutions with which we have an established banking relationship.

Bond mutual funds – We invest in publicly traded and valued bond funds.

Foreign government and foreign government guaranteed securities – We invest in foreign government and foreign government guaranteed securities that are publicly traded and valued. Losses in this category are primarily due to market liquidity and interest rate increases.

Corporate notes and bonds – We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. On the date of settlement, our corporate debt securities are rated at least “A” by Standard & Poors Rating Service (S&P) and have maturities not exceeding two years. Losses in this category are due primarily to market liquidity and interest rate increases.

At November 30, 2010, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$272,465	$—	$—	$272,465	$272,465	$—
Money market mutual funds	287,364	—	—	287,364	287,364	—
Certificates of deposit	312,798	—	—	312,798	40,000	272,798
Available-for-sale debt securities:
Bond mutual funds	201,140	1,166	—	202,306		202,306
Foreign government and foreign government guaranteed securities	37,789	169	—	37,958	—	37,958
Corporate notes and bonds	88,578	370	(25)	88,923	—	88,923
Total	$1,200,134	$1,705	$(25)	$1,201,814	$599,829	$601,985

At August 31, 2010, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$401,277	$—	$—	$401,277	$401,277	$—
Money market mutual funds	509,781	—	—	509,781	509,781	—
Certificates of deposit	325,668	—	—	325,668	1,678	323,990
Available-for-sale debt securities:
Bond mutual funds	75,236	738	—	75,974		75,974
Foreign government and foreign government guaranteed securities	42,570	217	—	42,787	—	42,787
Corporate notes and bonds	109,270	320	(381)	109,209	—	109,209
Total	$1,463,802	$1,275	$(381)	$1,464,696	$912,736	$551,960

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in “other income (expense), net.” During the three months ending November 30, 2010, the proceeds and realized gains and losses were as follows (in thousands):

Proceeds	$25,624
Realized gains	$73
Realized losses	$—

There were no transfers of securities from one category to another during the period ending November 30, 2010.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. No other-than-temporary impairment losses were recognized during the three months ending November 30, 2010.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at November 30, 2010 were as follows (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Foreign government guaranteed securities	$—	$—
Corporate notes and bonds	6,779	(18)
	$6,779	$(18)

At November 30, 2010, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$91,197	$91,564
Due in one to two years	35,170	35,317
	$126,367	$126,881

Note 3 — Restricted and Escrowed Cash and Equivalents and Restricted Short-term Investments

At November 30, 2010, the components of our restricted and escrowed cash and equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$4,966	$—	$4,966	$—
Money market mutual funds	23,564	—	23,564	—
Certificates of deposit	297,076	—	58,875	238,201
Trading securities:
Stock and bond mutual funds	6,391	535	—	6,391
U.S. government and agency securities	3,802	(134)	—	3,802
Corporate notes and bonds	14,215	(458)	—	14,215
Total	$350,014	$(57)	$87,405	$262,609

At August 31, 2010, the components of our restricted and escrowed cash and equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$7,769	$—	$7,769	$—
Money market mutual funds	26,157	—	26,157	—
Certificates of deposit	296,874	—	—	296,874
Trading securities:
Stock and bond mutual funds	6,156	101	—	6,156
U.S. government and agency securities	4,350	(127)	—	4,350
Corporate notes and bonds	13,676	(304)	—	13,676
Total	$354,982	$(330)	$33,926	$321,056

Our restricted and escrowed cash and equivalents and restricted short-term investments were restricted for the following (in thousands):

	November 30, 2010	August 31, 2010
Contractually required by projects	$3,420	$6,232
Voluntarily used to secure letters of credit	297,075	296,873
Secure contingent obligations in lieu of letters of credit	20,603	23,353
Assets held in trust and other	28,916	28,524
	$350,014	$354,982

We are able to access cash we have pledged to secure various letters of credit by replacing them with letters of credit issued under our Credit Facility. See Note 7 – Debt and Revolving Lines of Credit for additional information.

Note 4 — Accounts Receivable, Concentrations of Credit Risk and Inventories

Accounts Receivable

Our accounts receivable, net, were as follows (in thousands):

	November 30, 2010	August 31, 2010
Trade accounts receivable, net	$673,835	$654,725
Unbilled accounts receivable	12,643	16,184
Retainage	141,857	162,665
Total accounts receivable, including retainage, net	$828,335	$833,574

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2010	$21,774
Provision	454
Write offs	(697)
Other	(155)
Ending balance, November 30, 2010	$21,376

Included in our trade accounts receivable, net at November 30, 2010, and August 31, 2010, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.

At November 30, 2010, our retainage includes approximately $90.6 million related to an air quality control (AQC) project for which completion of certain milestones is pending and for which full retention release is anticipated. Additionally, at November 30, 2010, we have approximately $103.2 million included in trade receivables, net for this AQC project, primarily related to periodic costs and milestone reconciliation invoices. On December 17, 2010, the client presented an assessment challenging $148.0 million of our costs and fee. While we believe the assessment to be substantially without merit, we are evaluating the individual elements for a formal response. We have included in our estimates at completion the most probable outcome based on our contractual entitlement.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $92.9 million and $72.1 million at November 30, 2010, and August 31, 2010, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $264.8 million and $309.3 million at November 30, 2010, and August 31, 2010, respectively, related to the U.S. government agencies and related entities.

Additionally, at November 30, 2010 and August 31, 2010, respectively, we had approximately $90.6 million and $110.0 million in retention and approximately $103.2 million and $74.8 million in trade receivables related to one client.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods. Cost includes material, labor, and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	November 30, 2010			August 31, 2010
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw Materials	$12,612	$95,230	$107,842	$15,497	$92,329	$107,826
Work in Process	1,689	34,836	36,525	2,030	28,472	30,502
Finished Goods	93,343	—	93,343	90,563	—	90,563
	$107,644	$130,066	$237,710	$108,090	$120,801	$228,891

Note 5 — Equity Method Investments and Variable Interest Entities

As is common in the EPC industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. We evaluate each partnership and joint venture to determine whether the entity is a VIE. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Many of these joint ventures require little or no equity investment by the joint venture partners but may require subordinated financial support from the joint venture partners such as letters of credit, financial guarantees or obligations to fund losses incurred by the joint venture.

Under ASC 810-10, a partnership or joint venture is considered a VIE if either (a) the total equity investment is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) characteristics of a controlling financial interest are missing (either the ability to make decisions through voting or other rights, the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity), or (c) the voting rights of the equity holders are not proportional to their obligations to absorb the expected losses of the entity and/or their rights to receive the expected residual returns of the entity, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and whether we need to consolidate the entity. ASC 810-10, as amended, now requires companies to utilize a qualitative approach to determine if it is the primary beneficiary of a VIE. A company is deemed to be the primary beneficiary and must consolidate its partnerships and joint ventures if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. Upon the occurrence of certain events outlined in ASC 810-10, we reassess our initial determination of whether the entity is a VIE and whether consolidation is required. If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations.

During the first quarter of fiscal year 2011, we prospectively adopted ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. FASB ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE.

As a result of our adoption of ASU 2009-17, we deconsolidated several VIEs as we determined we were no longer the primary beneficiary under ASC 810-10. The impact of the deconsolidation on our consolidated statements of operations was minimal. The impacts on our consolidated balance sheet upon adoption of ASU 2009-17 were a decrease to assets of $56.3 million and a decrease to liabilities of $35.2 million.

Our partnerships or joint ventures are typically characterized by a 50 percent or less non-controlling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements provide for capital calls to fund operations, as necessary.  Such funding is infrequent and is not anticipated to be material. The majority of our partnerships and joint ventures are VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support. However, some of the VIEs do not meet the consolidation requirements of ASC 810-10 because we are not deemed to be the primary beneficiary. Some of our VIEs have debt, but the debt is typically non-recourse in nature. At times, our participation in VIEs requires agreements to provide financial or performance assurances to clients.

The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and whether we are the primary beneficiary and must consolidate the entity. Additionally, we consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary.

ASC 810-10, as amended, now requires that we continuously assess whether we are the primary beneficiary of our VIEs. Prior to the amendment, reassessment of whether we were the primary beneficiary was required only upon the occurrence of certain events. Accordingly, we analyzed all of our VIEs at November 30, 2010 and classified them into two groups:

•	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary; and

•	Joint ventures, which are VIEs, but we are not the primary beneficiary or joint ventures, which are not VIEs and we hold a minority voting interest, and therefore do not need to be consolidated.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	November 30, 2010	August 31, 2010
Cash and cash equivalents	$70,318	$82,317
Net accounts receivable	6,629	28,316
Other current assets	141,170	164,287
Non-current assets	35,214	37,131
Total assets	253,331	312,051

Accounts and subcontractors payable	$42,803	$85,487
Billings in excess of costs and accrued earnings	22,383	21,446
Accrued expenses and other	90,881	88,542
Total liabilities	156,067	195,475

Total revenues of the consolidated ventures were $153.2 million and $159.4 million for the three months ended November 30, 2010 and November 30, 2009, respectively.

For the three months ended November 30, 2010 and 2009, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures as a single line item under “Equity in income of unconsolidated joint ventures” in our consolidated statement of operations.

Investment in Westinghouse

Our wholly-owned subsidiary NEH owns an investment in Westinghouse (Investment in Westinghouse) that is accounted for using the equity method of accounting. In October 2006, NEH acquired its Investment in Westinghouse through purchasing shares in two companies that, together with their subsidiaries, are collectively referred to as the Westinghouse Group.  NEH’s Investment in Westinghouse and its other assets are owned by NEH and have been pledged by NEH to secure the Westinghouse Bonds (defined below). NEH’s assets are not available to satisfy our liabilities unless the Westinghouse Bonds have been repaid.

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. (TNEH-UK) and subsidiaries (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, by Toshiba (77%), NEH (20%), and Ishikawajima-Harima Heavy Industries Co., Ltd (3%) (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively, Westinghouse) from British Nuclear Fuels plc (BNFL). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major uranium supplier based in the Republic of Kazakhstan. Our total cost of NEH’s equity investment and the related agreements, including related acquisition costs was approximately $1.1 billion, excluding approximate $11.0 million deferred financing costs related to the Westinghouse Bonds.

NEH partially financed the Westinghouse Equity purchase through a Japanese-market private placement, on October 13, 2006, by issuing JPY-denominated bonds (Westinghouse Bonds) with a total face value of approximately JPY 129.0 billion, then equivalent to approximately $1.08 billion. Proceeds from the issuance of the JPY-denominated Westinghouse bonds net of $30.5 million of original issue discount and $11.0 million of deferred financing costs was approximately $1.04 billion. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed, and are collateralized primarily by the Westinghouse Equity and a JPY-denominated Put Option between NEH and Toshiba. See Note 7 — Debt and Revolving Lines of Credit for additional information on NEH’s Westinghouse Bonds. NEH also paid cash of approximately $50.5 million and issued a promissory note in the amount of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of this transaction was approximately $1.1 billion and is accounted for under the equity method of accounting.

The Put Option Agreements were executed as part of the Investment in Westinghouse transaction and provide NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated price. The proceeds of any such sale must be used to pay the JPY-denominated Westinghouse Bond debt. Should NEH choose to put all of the Westinghouse Equity to Toshiba, it will receive from Toshiba at least JPY 124.7 billion (approximately 97% of the original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129.0 billion (100% of the face value of the bonds outstanding), all of which must be used to repay the Westinghouse Bonds. Fluctuations in the JPY to USD exchange rate do not alter the amount of Toshiba’s JPY-denominated payment obligation should NEH exercise the Put Option nor the amount of its obligation to pay the Westinghouse Bond debt with the JPY-denominated proceeds. Consequently, the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the holders of the JPY-denominated Westinghouse Bonds, significantly reducing the possibility that putting the shares to Toshiba would result in insufficient proceeds to cover the Westinghouse Bonds debt, or any portion thereof, should there be an unfavorable JPY to USD exchange rate.

Under the Put Option Agreement terms, NEH may exercise the option to sell all or part of the Westinghouse Equity to Toshiba during a defined “Exercise Period,” that commenced on the earlier of March 31, 2010, or the occurrence of a “Toshiba Event.” A Toshiba Event is defined in the Put Option Agreements and is caused by, among other things, Toshiba failing to maintain certain minimum financial metrics. Toshiba timely notified NEH that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed. Specifically, because Toshiba failed to meet certain minimum financial metrics under the Put Option Agreement (which partially collateralizes the Westinghouse Bonds), the Westinghouse Bond holders now have the opportunity to direct NEH to exercise the Put Option, as a result of which NEH would receive the pre-determined JPY-denominated put price. Those proceeds would, in turn, be used to retire the Westinghouse Bonds.

A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreements. See Note 7 — Debt and Revolving Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.

If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon NEH’s exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and as noted above, any proceeds received must be used to repay the Westinghouse Bonds.

Because the Westinghouse Bond holders have the ability to require NEH to exercise the Put Option, in the third quarter of fiscal year 2009, we reclassified the Westinghouse Bonds as a current liability. Additionally, we were required to expense a pre-tax total of $29.4 million as interest expense, which included $22.8 million in unamortized original issuance bond discount and the remaining $6.6 million of unamortized deferred financing costs associated with the Westinghouse Bonds.

The Put Option is not considered a ‘freestanding financial instrument’ or a ‘derivative instrument’ under GAAP and, consequently, is not separated from NEH’s equity investment in Westinghouse for financial reporting purposes. Therefore, neither the Put Option nor its foreign currency component may be revalued at current exchange rates at the end of each fiscal period. So while the JPY value of the JPY-denominated Westinghouse Bond debt and, the JPY value of the pre-determined JPY-denominated Put Option price remain constant, and the obligation to use the JPY-denominated proceeds from (partially or entirely) exercising the put to pay the JPY-denominated debt remains constant — the USD value of the debt on our balance sheets fluctuates each fiscal period according to the JPY/USD exchange rates. Despite the fact that the Westinghouse Bonds currency translation has no impact on the value of the JPY-denominated debt or the JPY-denominated put proceeds, the non-cash foreign currency translation to USD has impacted in a material way (both positively and negatively), and will likely continue to impact, our Statement of Operations in each reporting period.

As part of the Investment in Westinghouse transaction, NEH also executed Shareholder Agreements which, among other things, set for NEH a target minimum dividend of approximately $24.0 million annually (Westinghouse Dividend) for the first six years it holds the Westinghouse Equity. Under the Shareholder Agreements, each of the shareholders is due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, the shortfall accrues to the extent Westinghouse earns net income in the future. NEH’s right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of its investment (or such shorter period in the event of earlier termination) survives the sale of the Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. NEH has received dividends totaling $69.5 million to date. Dividends received are accounted for as a reduction of NEH’s investment in Westinghouse carrying value. However, neither a shortfall in target minimum Westinghouse Dividends nor any Westinghouse Dividends received is included in the results of our Investment in Westinghouse segment. At August 31, 2010, the dividend shortfall totaled $14.5 million.

Concurrent and in connection with NEH’s acquisition of the Westinghouse Equity, we executed with Toshiba the Westinghouse Commercial Relationship Agreement (Westinghouse CRA) which provides us with certain exclusive opportunities to bid on projects where we would perform EPC services on future Westinghouse AP1000 nuclear power plants, along with other commercial opportunities, such as supplying piping for those units. The Westinghouse CRA has a six year term and contains renewal provisions. As long as NEH maintains more than a 15% interest in Westinghouse, we maintain our exclusivity rights provided under the terms of the Westinghouse CRA. However, we would continue to retain our rights under the Westinghouse CRA for projects for which a request for proposal had been received prior to the CRA’s termination. For accounting purposes we concluded that no value should be allocated to the Westinghouse CRA nor should it be recognized as a separate asset.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, and us on a calendar quarter basis with a March 31 fiscal year end. Consequently, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three months ended September 30, 2010 and September 30, 2009 are included in our financial results for the three months ended November 30, 2010 and 2009, respectively.

Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

	Three Months Ended
	September 30, 2010 (unaudited)	September 30, 2009 (unaudited)
Revenues	$1,105,057	$1,109,438
Gross profit	232,350	173,424
Income (loss) before income taxes	29,308	(3,963)
Net income (loss)	20,286	(3,000)

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership Percentage	November 30, 2010	August 31, 2010
Investment in Westinghouse	20%	$999,719	$967,916
Other	23% - 50%	19,012	11,656
Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,018,731	$979,572

Earnings (losses) from unconsolidated entities, net of income taxes, for the three months ended November 30, 2010 and 2009, are summarized as follows (in thousands):

	Three Months Ended
	2010	2009
Investment in Westinghouse, net of income taxes of $1,578 and $(232), respectively	$2,479	$(368)
Other, net of income taxes of $198 and $131, respectively	393	208
Total earnings from unconsolidated entities, net of income taxes	$2,872	$(160)

Investment in Nuclear Innovation North America (NINA)

On November 29, 2010, we entered into an expanded global strategic partnership with Toshiba via a commercial relationship agreement under which we will have certain exclusive opportunities for providing EPC services for new ABWR nuclear power plants worldwide, except Japan and Vietnam. This expanded global strategic partnership calls for us to invest up to $250 million towards ABWR opportunities. As part of the expanded relationship, we assumed the role of EPC contractor for NINA’s South Texas Project Expansion, which will use ABWR technology for two new nuclear units, South Texas Project Units 3 and 4.

As part of our $250 million commitment, on November 29, 2010, we agreed to provide NINA with a $100 million credit facility to assist in financing the development of the South Texas Project Units 3 and 4. Interest under this credit facility is computed using the defined base rate, plus a margin. Upon NINA issuing full notice to proceed on the either of the two new nuclear units, the outstanding principal under the credit facility will automatically convert into membership units of NINA at a predetermined valuation. At November 30, 2010, we had $10 million outstanding under the credit facility which is included in other assets on the unaudited consolidated balance sheet.

Note 6 — Goodwill and Other Intangible Assets

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2010 to November 30, 2010 (in thousands):

	Power	Plant Services	E&I	E&C	F&M	Total
Balance at August 31, 2010	$139,177	$42,027	$189,808	$112,009	$16,474	$499,495
Currency translation adjustments	—	—	—	54	319	373
Balance at November 30, 2010	$139,177	$42,027	$189,808	$112,063	$16,793	$499,868

We had tax-deductible goodwill of approximately $73.4 million and $77.1 million at November 30, 2010, and August 31, 2010, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at August 31, 2010	$43,954	$(26,250)	$2,016	$(1,680)
Effects of deconsolidation of VIE	(2,957)	1,162	—	—
Amortization	—	(639)	—	(50)
Balance at November 30, 2010	$40,997	$(25,727)	$2,016	$(1,730)

The following table presents the scheduled future annual amortization for our client relationships and intangible assets (in thousands):

	Proprietary Technologies, Patents and Tradenames	Client Relationships
Remainder of fiscal 2011	$2,134	$152
2012	2,769	134
2013	2,766	—
2014	2,766	—
2015	2,766	—
Thereafter	2,069	—
Total	$15,270	$286

Note 7 —Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) as of November 30, 2010 and August 31, 2010, consisted of the following (in thousands):

	November 30, 2010		August 31, 2010
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchases of equipment; 0% to 1.3% interest; payments discounted at imputed rate of 5.9% interest; due September 2010 through April 2011	$866	$-	$4,079	$—
Capital lease obligations	381	894	400	979
Subtotal	1,247	894	4,479	979
Westinghouse Bonds (see description below)	1,532,927	—	1,520,674	—

Total	$1,534,174	$894	$1,525,153	$979

Westinghouse Bonds

The Westinghouse Equity was purchased by our wholly-owned subsidiary NEH for an aggregate purchase price in excess of $1.1 billion. NEH funded the purchase price by issuing JPY-denominated Westinghouse Bonds with a total face value of approximately JPY 129 billion, then equivalent to approximately $1.1 billion. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed, and are collateralized primarily by the Westinghouse Equity and the JPY-denominated Put Option between NEH and Toshiba.

The Put Option Agreements, executed as part of the Investment in Westinghouse transaction, provides NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. The proceeds of any such sale must be used to pay the JPY-denominated Westinghouse Bond debt. Should NEH choose to put all of the Westinghouse Equity to Toshiba, it will receive from Toshiba at least JPY 124.7 billion (approximately 97% of our original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129 billion (100% of the face value of the bonds outstanding), all of which must be used to repay the Westinghouse Bonds. The JPY to USD exchange rate will not alter the amount of Toshiba’s JPY-denominated payment obligation should NEH exercise the Put Option, nor the amount of its obligation to pay the Westinghouse Bond debt which it must pay with the JPY-denominated proceeds. Consequently the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the holders of the JPY-denominated Westinghouse Bonds proceeds, significantly reducing the possibility that putting the shares to Toshiba would result in insufficient proceeds to cover the Westinghouse Bonds debt, or any portion thereof, should there be an unfavorable JPY to USD exchange rate. If NEH allows the Put Option to expire unexercised, NEH may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.

As discussed in Note 5 — Equity Method Investments and Variable Interest Entities, under the Put Option Agreement terms, NEH may exercise the option to sell all or part of its Westinghouse Equity to Toshiba during a defined “Exercise Period.” NEH is currently in the Exercise Period, that commenced the earlier of March 31, 2010, or the occurrence of a “Toshiba Event.” A Toshiba Event is defined in the Put Option Agreements and is caused by, among other things, Toshiba failing to maintain certain minimum financial metrics. Toshiba timely notified us that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed. The Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreements , but because Toshiba failed to meet its consolidated net worth requirement, the Westinghouse Bond holders now have the ability to direct NEH to exercise the Put Option, as a result of which NEH would receive the pre-determined JPY-denominated put price. Those proceeds would, in turn, be used to retire the JPY-denominated Westinghouse Bond debt. NEH may elect to exercise the Put Option at any time through February 28, 2013.

In order for the Westinghouse Bond holders to direct NEH to put the Westinghouse Equity to Toshiba, a ‘supermajority’ of the bondholders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct NEH to exercise the Put Option. Specifically, in order for the bond trustee to direct NEH to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to direct the exercise. Alternatively, a written resolution signed by bondholders representing no less than 75% of the Westinghouse Bond principal amount outstanding and instructing the bond trustee to direct NEH to exercise the Put Option shall have the same effect (collectively, an “Extraordinary Resolution”). Should NEH exercise the Put Option at the direction of an Extraordinary Resolution, neither our nor Toshiba’s obligations under the Westinghouse CRA will be affected through the Westinghouse CRA’s original term, which expires in 2013.

The Westinghouse Bonds were as follows (in thousands):

	November 30, 2010	August 31, 2010
Westinghouse Bonds, face value JPY 50.98 billion due March 15, 2013; interest only payments; coupon rate of 2.20%	$426,875	$426,875
Westinghouse Bonds, face value JPY 78 billion due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.36% and 0.44% at November 30, 2010 and August 31, 2010, respectively)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	452,927	440,674
Total Westinghouse debt	$1,532,927	$1,520,674

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At November 30, 2010 and August 31, 2010, the fair value of the swap totaled a liability of approximately $27.9 million and $33.2 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended November 30, 2010.

Credit Facility

On April 25, 2005, we entered into a five year $450.0 million Senior Secured Credit Facility (Facility), which we have subsequently amended from time to time. From the effective date, the Facility was available for issuing performance letters of credit and financial letters of credit and was available for revolving credit loans. The terms “performance letter of credit” and “financial letter of credit” have meanings customary for financings of this type.

On September 24, 2009, we entered into the Amended and Restated Credit Agreement (Restated Credit Agreement) with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which was then available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduce the amount otherwise available for borrowing under the Facility. The Restated Credit Agreement included new lenders to the Facility as well as certain existing lenders who exited the Facility in 2010 or will exit the Facility in 2011, following the expiration of their existing commitment. Accordingly, the Restated Credit Agreement contemplates three groups of lenders, the “2010 Lenders”, the “2011 Lenders” and the “2012 Lenders”, with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Credit Agreement made available $1,214.0 million in commitments through April 25, 2010, $1,095.0 million from April 26, 2010 through April 25, 2011, and $1,000.0 million from April 26, 2011 through October 25, 2012, a period in which there had been no previous commitments. The Facility is available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures and general corporate purposes. See Note 9 – Debt and Revolving Lines of Credit in our 2010 Form 10-K for additional information on the Restated Credit Agreement.

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

The Restated Credit Agreement contains certain financial covenants that were effective August 31, 2009, replacing the Facility’s then existing financial covenants, including:

•
a maximum leverage ratio of 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Restated Credit Agreement and adjusted for certain non-cash items and for the pro forma impact of acquisitions and dispositions of operations and assets; (Amendment IV to the Facility had increased the maximum leverage ratio to 2.75x our EBITDA for quarters ending prior to August 31, 2007 and 2.5x on or thereafter);

•
a minimum debt service charge coverage ratio of 3.0x EBITDA - the previous Credit Agreement contained a minimum fixed charge coverage ratio of 2.5x EBITDA (Amendment IV to the Facility had decreased the minimum fixed charge coverage ratio to 2.25x our EBITDA for quarters ending on or prior to February 29, 2008, and 2.5x thereafter); and

•	a minimum consolidated net worth as defined by the Restated Credit Agreement.

The Restated Credit Agreement continues to be secured by, among other things: (1) a first priority security interest in all of our tangible and intangible assets (including, without limitation, equipment, real estate, and intellectual property) and a pledge of all of our domestic capital stock and the capital stock of our guarantor subsidiaries; (2) guarantees by our domestic subsidiaries; and (3) 66% of the capital stock in certain of our foreign subsidiaries. The Restated Credit Agreement permits the release of such liens if (a) the Company obtains a corporate credit rating of at least BBB- from Standard & Poor’s and Baa3 from Moody’s Investment Services, (b) all liens securing any supplemental credit facilities are released, and (c) other conditions specified in the Restated Credit Agreement are satisfied.

The Restated Credit Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase, or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents after giving effect to any dividend or stock repurchase is at least $500 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement to $250 million. In situations where our unrestricted cash and cash equivalents is less than $500 million, our ability to pay dividends or repurchase our shares is limited to $25 million per fiscal year.

Under the Restated Credit Agreement, we are required, with certain exceptions, to prepay loans outstanding under the Facility with: (1) the proceeds of new indebtedness; (2) insurance proceeds or condemnation awards in excess of $5.0 million that are not applied or contractually committed to rebuild, restore, or replace the property within 180 days of the receipt thereof; and (3) the sale of certain assets or the stock of any subsidiaries in excess of $5.0 million the proceeds of which are either (a) not used to finance a permitted acquisition as defined in the Restated Credit Agreement or (b) that are not reinvested within one year of the receipt thereof.

Under the Restated Credit Agreement, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Facility by S&P or Moody’s Investors Service (Moody’s) or, if the Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00% for the 2010 Lenders and the 2011 Lenders and LIBOR plus 2.5% to 4.25% for the 2012 Lenders; or (2) the defined base rate plus 0.00% to 0.50% for the 2010 Lenders and the 2011 Lenders and 1.0% to 2.75% for the 2012 Lenders. Although there were no borrowings at November 30, 2010, the interest rate that would have applied to any base rate borrowings under the Facility was 4.4%.

The total amount of fees associated with letters of credit issued under the Facility were approximately $2.5 million and $3.5 million for the three months ended November 30, 2010 and 2009, respectively, which includes commitment fees associated with unused credit line availability of approximately $0.9 million and $0.7 million, respectively.

For the three months ended November 30, 2010 and 2009, we recognized, $1.2 million and $0.9 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility. At November 30, 2010 and August 31, 2010, unamortized deferred financing fees related to our Facility were approximately $9.1 million and $10.3 million, respectively.

At November 30, 2010, the portion of the Facility available for financial letters of credit and/or revolving credit loans was $862.0 million, representing the total Facility ($1,095.0 million at November 30, 2010) less outstanding letters of credit ($233.0 million at November 30, 2010).

The following table presents the outstanding and available amounts under our Facility at November 30, 2010 (in millions):

Total Facility	$1,095.0
Less: outstanding performance letters of credit	(137.4)
Less: outstanding financial letters of credit	(95.6)
Less: outstanding revolving credit loans	—
Remaining availability under the Facility	$862.0

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At November 30, 2010, Shaw-Nass had no borrowings under its revolving line of credit and approximately $1.6 million in outstanding bank guarantees under the facility. The interest rate applicable to any borrowings is a variable rate (1.25% at November 30, 2010) plus 2.25% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At November 30, 2010 and August 31, 2010, there were $22.7 million and $22.6 million of letters of credit outstanding under this facility, respectively.

Note 8 — Income Taxes

Our consolidated effective tax rate was a benefit of 39% and 41% as applied to the pre-tax losses for the first quarter of fiscal years 2011 and 2010, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.

The impact of significant discrete items is separately recognized in the quarter in which they occur. We recognize foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably.

We expect the fiscal 2011 annual effective tax rate, excluding discrete items, applicable to forecasted pre-tax income to be between 36% and 37%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.

Under ASC 740-10, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.

As of November 30, 2010, our unrecognized tax benefits were $47.3 million, of which $42.3 million would, if recognized, affect our effective tax rate.

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

While the IRS appeal of fiscal years 2004 and 2005 may be concluded in the foreseeable future, including in fiscal 2011, it is not possible at this time to estimate the impact of changes in unrecognized tax benefits over the next 12 months at this time.

Note 9 — Accumulated Other Comprehensive Income (Loss)

The after-tax components of accumulated other comprehensive income (loss) are as follows for the quarterly periods presented (in thousands):

	Foreign Currency Translation Adjustments	Equity in Westinghouse’s Pre-tax other Comprehensive Income (Loss), Net of Shaw’s tax	Interest Rate Swap Contract on JPY- Denominated Bonds	Pension Liability Adjustments	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2009	$(9,922)	$(54,657)	$(19,217)	$(38,170)	$—	$(121,966)
Current Period Change	2,444	(3,061)	(41)	982	242	566
Balance at November 30, 2009	$(7,478)	$(57,718)	$(19,258)	$(37,188)	$242	$(121,400)

Balance at August 31, 2010	$(15,532)	$(66,297)	$(20,361)	$(41,001)	$546	$(142,645)
Current Period Change	4,060	16,953	3,270	676	481	25,440
Balance at November 30, 2010	$(11,472)	$(49,344)	$(17,091)	$(40,325)	$1,027	$(117,205)

The translation adjustments relate primarily to changes in the value of the USD in relation to other currencies such as the British Pounds Sterling (GBP), Mexican Pesos, Canadian Dollars and the Euro.

Note 10 — Share-Based Compensation

Restricted stock units totaling 569,419 shares were granted during the three months ended November 30, 2010, at a weighted-average per share price of $30.56 vesting over approximately four years. Restricted stock units totaling 547,707 shares were granted during the three months ended November 30, 2009, at a weighted-average per share price of $27.87 vesting over approximately four years. Of the restricted stock units granted during the three months ended November 30, 2010, approximately 269,511 restricted stock units are classified as liability awards at November 30, 2010. Compensation cost for liability-classified awards is remeasured at each reporting period and is recognized as an expense over the requisite service period.

During the three months ended November 30, 2010 and 2009, options for the purchase of 600,073 shares at a weighted-average price of $30.56 per share and 800,855 shares at a weighted-average price of $27.88 per share, respectively, were awarded, vesting over approximately four years. The contractual lives of the awards during the three months ended November 30, 2010 are consistent with those of prior years. There were no significant changes in the assumptions or estimates used in the valuation of options awarded subsequent to our year-end August 31, 2010.

During the three months ended November 30, 2010 and 2009, options were exercised for the purchase of 110,840 shares at a weighted-average exercise price of $22.23 per share and 18,027 shares at a weighted-average exercise price of $18.30 per share, respectively.

Stock appreciation rights (SARs) totaling 358,751 shares were granted during the three months ended November 30, 2010, at a weighted average price of $30.56 per share vesting over four years. The same assumptions and estimates used in the valuation of options were used in the valuation of SARs. The SARs are classified as liability awards at November 30, 2010. Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period.

For additional information related to these share-based compensation plans, see Note 12 — Share-Based Compensation of our consolidated financial statements in our 2010 Form 10-K.

Note 11 — Contingencies and Commitments

Tax Matters

In connection with the IRS examination of our U.S. federal tax returns for the 2004 and 2005 fiscal years, we have protested proposed adjustments of approximately $13.0 million of additional federal and state income taxes, for which the interest would begin running from fiscal 2007. Tax and interest accrual provisions have been made in our financial statements for the agreed adjustments in the IRS audit covering the 2004 and 2005 fiscal years and for uncertain tax provisions as discussed in Note 8 — Income Taxes.

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

We attempt to limit our exposure under the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims and disputes with clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 4 – Accounts Receivable, Concentrations of Credit Risk and Inventories, Note 15 —Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts and Legal proceedings below for further discussion on these matters.

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was $545.0 million and $641.7 million at November 30, 2010 and August 31, 2010, respectively. Of the amount of outstanding letters of credit at November 30, 2010, $361.2 million are performance letters of credit issued to our clients. Of the $361.2 million, five clients held $238.6 million or 66.0% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $60.0 million.

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

Legal Proceedings

In connection with an international services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our client before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would eliminate potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the client approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The client has further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the client’s counterclaims. We initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The proceedings in the U.S. District Court have ended when the Court declined jurisdiction based on a finding of forum non conveniens. The client initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. In the first ruling by the host country’s court addressing the validity of the arbitration award, the court denied the client’s petition to nullify the award and the client appealed that ruling. On January 5, 2011, the appellate court issued a written order that denies the client’s petition to nullify the award and confirms the validity of the entire award. The other proceedings initiated by the client to contest the award or oppose its enforcement remain stayed pending a determination of whether the client will appeal and whether the host country’s highest court will accept the appeal. We have made provisions in our financial statements based on management’s judgment about the probable outcome of this case. If the client prevails on its counterclaim for defective work and completion damages and/or its challenge of the existing award to us to increase the target contract price and other claims for compensation, the individual or combined rulings could have a material adverse effect on our financial statements.

On November 9, 2010, we settled the matter with a client that was before the London Court of International Arbitration (LCIA) in connection with an international fixed price contract executed by our Power segment that is subject to a schedule of rates for changes and where our services include fabrication, erection and construction. The settlement resulted in a gain of approximately $0.9 million which we recognized in the period ended November 30, 2010.

On November 12, 2010, the jury returned a split verdict in a dispute between our subsidiary, Stone & Webster, Inc. (S&W), and Xcel Energy (d/b/a Public Service of Colorado) related to Xcel Energy’s coal-fired power plant project in Pueblo, Colorado. While we disagree with the overall jury verdict and intend to pursue post-trial remedies, such as asking the court to set aside the jury verdict and which may include an appeal to the state court of appeals, as a result of this verdict, our Power segment recorded a reduction in gross profit of $63.4 million in the period ended November 30, 2010.

In connection with a contract executed by our Power segment for the engineering, procurement and construction of a 600 MW steam turbine electrical generation plant in the U.S., we have commenced an arbitration proceeding with our equipment and services supplier on the project. We contend that the supplier failed to comply with certain contractual obligations. This failure disrupted and delayed our work, significantly increased our costs and exposed us to the imposition of schedule and performance related liquidated damages by our client, the owner. On December 30, 2009, we presented claims to our supplier in a preliminary Notice of Claim. Our supplier did not respond to this Notice of Claim and instead filed a Demand for Arbitration dated January 13, 2010, which requested declaratory relief, injunctive relief and damages in an amount to be determined. We served our own Demand for Arbitration on January 18, 2010, followed by a Detailed Statement of Claim on May 17, 2010, identifying damages to date of approximately $69.0 million. Also, on May 17, 2010, the supplier filed a Detailed Statement of Claim for approximately $31.0 million with time extension and claimed legal expenses still to be determined.

We have also commenced an arbitration proceeding against our client for this project. In our arbitration demand, we seek return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract, resulting in a total claim amount of approximately $32.0 million. On November 12, 2010, the client filed a counterclaim in which it essentially argues that, due to ongoing boiler deficiencies, Shaw has yet to meet its performance obligations. The client’s counterclaim further asserts that Shaw’s failure to meet these performance obligations entitles the client to certain performance liquidated damages and the right to seek a maximum amount of damages totaling approximately $319.5 million. We believe the claim is premature, that any such damages are limited by the contract and that any liability ultimately found to arise from this matter will be that of the client or our supplier. Should the client prevail on its current counterclaim, we believe it would do so as a result of the failure of our supplier to satisfy its guarantees and obligations. Under such circumstances, we believe there are contractual limitations to our exposure that are further limited based upon amounts recoverable from our supplier under the terms of their contractual obligations to us. In addition, we have defenses to the client’s counterclaim that include exclusive performance liquidated damages provisions that also cap the amount of damages the client can collect against Shaw and that the client has failed to provide fuel that meets the contractual specifications, as it is required to do. We have evaluated our claims against both the supplier and our client and our supplier’s counterclaims and made provisions in our financial statements based on management’s judgment about the probable outcome of the respective arbitrations. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our supplier and/or our client were to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statement of operations.

For additional information related to our claims on major projects, see Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts.

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our Environmental and Infrastructure (E&I) segment, acquires and remediates environmentally impaired real estate. The real estate is recorded at cost, which typically reflects some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. At November 30, 2010, our E&I segment had $3.4 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $3.7 million at August 31, 2010.

Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share

Weighted average shares outstanding for the three months ended November 30, 2010 and November 30, 2009 were as follows (in thousands):

	Three Months Ended
	2010	2009
Basic	84,898	83,420
Stock options	—	—
Restricted stock	—	—
	84,898	83,420

The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three months ended November 30, 2010 and 2009 because they were anti-dilutive (in thousands):

	Three Months Ended
	2010	2009
Stock options	4,150	4,436
Restricted stock	2,184	2,826

Note 13 — Employee Benefit Plans

The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three months ended November 30, 2010 and November 30, 2009 (in thousands):

	Three Months Ended
	2010	2009
Service cost	$37	$35
Interest cost	1,931	2,089
Expected return on plan assets	(2,055)	(1,869)
Amortization of net loss	915	858
Other	11	9
Total net pension expense	$839	$1,122

We expect to contribute $4.9 million to our pension plans in fiscal year 2011. As of November 30, 2010, we have made $1.4 million in contributions to these plans.

Note 14 — Related Party Transactions

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our Investment in Westinghouse (see Note 5 — Equity Method Investments and Variable Interest Entities).

Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts

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

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at November 30, 2010, and November 30, 2009,  and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2011	Fiscal Year 2010
Amounts included in project estimates-at-completion at September 1	$111.6	$222.9
Changes in estimates-at-completion	(15.0)	0.7
Approved by clients	(41.8)	(14.4)
Amounts included in project estimates-at-completion at November 30	$54.8	$209.2
Amounts accrued in revenues (or reductions to contract costs) on a total project basis at November 30	$40.4	$79.7

Unapproved change orders and claims included in project estimates-at-completion decreased approximately $56.8 million during the three months ended November 30, 2010. Included in the changes in estimates-at-completion in the table above was a decrease of $26.3 million as a result of a jury verdict on a completed coal plant construction project. See a discussion of this matter in our legal proceedings in Note 11 – Contingencies and Commitments.

During the three months ended November 30, 2010, clients approved change orders totaling $41.8 million included a change order of $21.1 million on an on-going coal plant construction project and $8.7 million associated with our nuclear service work in China.

As part of the application process for our clients to obtain combined operating licenses (COL) for the domestic AP1000 nuclear power plants, the Nuclear Regulatory Commission is conducting technical reviews of the proposed design of the facilities. These reviews could result in changes to the proposed design, which may result in additional costs to complete the facilities. We believe we will have contractual entitlement to recover additional costs related to these design changes. At this time, until designs are finalized, we are unable to reliably estimate those costs, if any, and as a result they are not included in our current estimated at completion revenue or costs.

The difference between the amounts included in a project estimates at completion (EAC) used in estimating contract profit or loss and the amounts recorded in revenues (or reductions to contract costs) on uncompleted contracts are the forecasted costs for work which has not yet been incurred (i.e. remaining percentage-of-completion revenue to be recognized on the related project).

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

In addition to the unapproved change orders and claims discussed above, through November 30, 2010, we have recorded as reductions to cost in our EAC approximately $21.1 million in expected recoveries associated with backcharges, liquidated damages, and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See Note 11 — Contingencies and Commitments for information with respect to certain vendor backcharges.

Should we not prevail in these matters, the outcome could have an adverse effect on our statement of operations and statement of cash flows.

Project Incentives

Our contracts contain certain incentive and award fees that provide for increasing or decreasing our revenue based on some measure of contract performance in relation to agreed upon performance targets. The recognition of revenues for contracts containing provisions for incentive and award fees provides that all components of contract revenues, including probable incentive payments such as performance incentives and award fees, should be considered in determining total estimated revenues.

Our revenue EACs include an estimate of amounts that we expect to earn if we achieve a number of agreed upon criteria. At November 30, 2010 and August 31, 2010, our project estimates included $140.5 million and $127.1 million, respectively, related to estimated achievement of these criteria. On a percentage-of-completion basis, we have recorded $88.7 million and $72.3 million of these estimated amounts in revenues for the related contracts and equal amounts in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets based on our progress as of November 30, 2010, and August 31, 2010, respectively. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. These incentive revenues are being recognized using the percentage-of-completion method of accounting.

Note 16 — Business Segments

Our reportable segments are Power; Plant Services; Environmental & Infrastructure (E&I); Energy and Chemicals (E&C); Fabrication and Manufacturing (F&M); Investment in Westinghouse and Corporate.

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

The F&M segment provides integrated piping systems and services for new construction, site expansion and retrofit projects for energy, chemical and petrochemical plants and refineries. We operate several pipe fabrication facilities in the U.S. and abroad. We also operate two manufacturing facilities that provide pipe fittings for our pipe fabrication operations, as well as to third parties. In addition, we operate several distribution centers in the U.S., which distribute our products to our clients.

The Investment in Westinghouse segment includes NEH’s Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Notes 5 and 7 for additional information with respect to the circumstances in which the Westinghouse Bond holders may direct NEH to exercise the Put Option and sell all or part of the Westinghouse Equity to Toshiba.

The Corporate segment includes corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not allocated to the other segments. Our Corporate assets primarily include cash, cash equivalents and short-term investments held by the corporate entities and property and equipment related to the corporate facility and certain information technology assets.

Our segments’ revenues, gross profit and income (loss) before income taxes and earnings from unconsolidated entities for the three months ended November 30, 2010 and November 30, 2009, were as follows:

	Three Months Ended
(In millions, except percentages)	2010	2009
Revenues:
Power	$505.0	$579.5
Plant Services	257.8	293.4
E&I	518.6	528.3
E&C	177.6	339.3
F&M	83.6	117.9
Corporate	—	0.1
Total revenues	$1,542.6	$1,858.5

Gross profit:
Power	$(29.5)	$33.0
Plant Services	23.3	20.2
E&I	48.4	47.5
E&C	5.6	34.2
F&M	12.1	20.7
Corporate	1.0	(0.9)
Total gross profit	$60.9	$154.7

Gross profit percentage:
Power	(5.8)%	5.7%
Plant Services	9.0	6.9
E&I	9.3	9.0
E&C	3.2	10.1
F&M	14.5	17.6
Corporate	NM	NM
Total gross profit percentage	3.9%	8.3%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$(41.2)	$18.4
Plant Services	21.2	17.5
E&I	30.8	30.4
E&C	(5.8)	22.2
F&M	4.2	12.6
Investment in Westinghouse	(23.0)	(111.7)
Corporate	(16.8)	(16.5)
Total income (loss) before income taxes and earnings from unconsolidated entities	$(30.6)	$(27.1)
____________
NM — Not Meaningful

Our segments’ assets were as follows:

(In millions)	November 30, 2010	August 31, 2010
Assets
Power	$1,871.5	$2,041.2
Plant Services	236.7	206.4
E&I	1,129.0	1,185.4
E&C	627.9	717.7
F&M	693.6	664.8
Investment in Westinghouse	1,204.7	1,197.8
Corporate	993.2	965.6
Total segment assets	6,756.6	6,978.9
Elimination of investment in consolidated subsidiaries	(422.1)	(412.1)
Elimination of intercompany receivables	(655.2)	(570.5)
Income taxes not allocated to segments	—	—
Total consolidated assets	$5,679.3	$5,996.3

Major Clients

Revenues related to U.S. government agencies or entities owned by the U.S. government were approximately $312.7 million and $465.2 for the three months ended November 30, 2010 and 2009, respectively, representing approximately 20% and 25% of our total revenues, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At November 30, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$510,999	$—	$510,999	$—
Stock and bond mutual funds	208,697	208,697	—	—
U.S. government and agency securities	3,802	—	3,802	—
Foreign government and foreign government guaranteed securities	37,958	—	37,958	—
Corporate notes and bonds	103,138	—	103,138	—
Total	$864,594	$208,697	$655,897	$—

Liabilities:
Interest rate swap contract	$27,890	$—	$27,890	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,257	$—	$1,257	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$99	$—	$99	$—

We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 7 —Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to NEH’s Westinghouse Bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective September 1, 2009, we adopted ASC 820, the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. During the three months ending November 30, 2010, we did not record any fair value adjustments related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):

	Location of Gain (Loss) Recognized	November 30,
	in Income on Derivatives	2010	2009
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other Comprehensive Income (Loss)	$3.3	$—
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$0.5	$0.8

Note 18 — Supplemental Cash Flow Information (in thousands)

	Three Months Ended
	November 30, 2010	November 30, 2009
Non-cash investing and financing activities:
Additions to property, plant and equipment	$-	$17,551
Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $2,082 and $(25), respectively	$(3,270)	$41
Equity in Westinghouse’s accumulated other comprehensive income, net of deferred tax of $10,793 and $(1,924), respectively	$(16,953)	$3,061

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (Form 10- Q) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	continued depressed global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our clients operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	ability of our clients to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for domestic and foreign government agencies and private sector clients that are facing financial challenges;

•	delays and/or defaults in client payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant clients, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners or subcontractors to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems including union contracts up for collective bargaining;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;

•	protection and validity of patents and other intellectual property rights;

•	risks related to NEH’s Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•
our ability to obtain waivers or amendments with our lenders or sureties or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our credit facility or surety indemnity agreements;

•	covenants in our Restated Credit Agreement that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our credit facility;

•	outcomes of pending and future litigation and regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	liabilities arising from multi-employer plans entered into by any of our subsidiaries;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the foreign countries where we operate;

•	significant changes in the market price of our equity securities;

•	provisions in our articles of incorporation and by-laws that could make it more difficult to acquire us and may reduce the market price of our common stock;

•	the ability of our clients to obtain financing to fund their projects;

•
the ability of our clients to receive or the possibility of our clients being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Power segment; and

•	the U.S. administration’s support of the nuclear power option and the Department of Energy (DOE) loan guarantee program.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our 2010 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses our financial position at November 30, 2010, and the results of our operations for the three months ended November 30, 2010. The following discussion should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2010 Form 10-K.

General Overview

We are a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, merchant power producers, and government agencies. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Through our investments, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000 nuclear power technology units to be built in the U.S. and other locations and certain exclusive opportunities with Toshiba for providing EPC services for new Toshiba ABWR nuclear power plants worldwide, except Japan and Vietnam. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies provide an advantage and will help us to compete on a longer-term basis with lower cost competitors from developing countries that are likely to emerge.

We have significant experience in effectively managing subcontractors, craft labor and materials procurement associated with the construction of oil refineries, petrochemical plants, electric power generation plants and other industrial facilities. We have the versatility to function on any given project as the primary contractor, subcontractor or quality assurance construction manager. We provide technical and economic analysis to a global client base primarily in the fossil, nuclear power, energy and chemicals industries. We are organized under the following seven reportable segments:

•	Power,
•	Plant Services,
•	Environmental & Infrastructure (E&I),
•	Energy & Chemicals (E&C),
•	Fabrication & Manufacturing (F&M),
•	Investment in Westinghouse, and
•	Corporate

Power Segment

Our Power segment provides a range of services, including design, engineering, construction, procurement, technology and consulting services, primarily to the fossil and nuclear power generation industries.

Nuclear Power Generation.  Approximately 19% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services to meet the demands of this growing sector, including engineering, design, procurement, construction and project management that support the domestic and international nuclear power industry. We have been awarded a technical services contract for four AP1000 nuclear power units at two sites and an initial contract to provide technical services for additional two AP1000 nuclear units at a third site in the People’s Republic of China (China).  We have been awarded three EPC contracts to build a total of six AP1000 units at three U.S. project sites — two nuclear power units each for Georgia Power, South Carolina Electric & Gas and Progress Energy. Advancement on the China AP1000 nuclear projects continues with the completion of significant construction milestones, including the placement of first nuclear concrete at the initial four units. Several large structural modules have been set, including the Containment Vessel (CV) Bottom Head at the initial four units, as well as several CV rings. At our domestic sites, commercial operation is expected between 2016 and 2019 for four AP1000 nuclear units, two each at the Vogtle Electric Generating Plant in Georgia and the V.C. Summer Nuclear Station in South Carolina. In November 2010, we were awarded the role of engineering, procurement and construction contractor for NINA’s South Texas Project Expansion, which will use Toshiba’s Advanced Boiling Water Reactor (ABWR) technology for two new nuclear units, as a consortium team member with Toshiba America Nuclear Energy, a U.S. based Toshiba subsidiary. We have begun the early phase services work on this project.

Nuclear Services.  In addition to the contracts we have been awarded in the area of new plant construction, we are recognized in the power industry for improving the efficiency, capacity output and reliability of existing nuclear plants through uprate projects. These carbon-neutral uprate projects represent a competitive cost alternative to new plant construction and are expected to be an important component in the expansion of domestic power generation and our Power segment. In May 2010, we announced the award of an extended power uprate (EPU) contract for Entergy’s Grand Gulf Nuclear Station in Mississippi.

Gas-Fired Generation. Approximately 23% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their options. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but tend to have comparatively higher and more volatile operating costs. In addition, gas-fired generation has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought online quickly to smooth the inherently variable generation of alternative energy sources. We expect power producers to increase capital spending on gas-fired power plants to take advantage of recent lower natural gas prices, which could remain low for some time because of potential gas field development projects in the U.S., as well as potential liquefied natural gas (LNG) imports. Although the timing of such projects is unclear, we expect that gas-fired power plants will continue to be an important component in the development of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area.

Clean Coal-Fired Generation.  Approximately 45% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, has caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe that coal will continue to be a major component of future U.S. energy generation, and we intend to continue positioning our resources to capture a significant share of any new build, retrofit or expansion projects.

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

The Clean Air Transport Rule (Transport Rule) is being developed by EPA as a replacement for the Clean Air Interstate Rule (CAIR) that was vacated by the D.C. Circuit Court of Appeals in July 2008. The Transport Rule is designed to lower sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. It was issued in proposed form in July 2010, and the final rule is expected by mid 2011. The MACT Rule (maximum achievable control technology) is being developed by EPA to address mercury and other hazardous air pollutants (HAPs). The MACT Rule is expected to be issued in proposed form by early 2011 with a final rule by November 2011. Regulation of greenhouse gases (GHGs) by EPA under the Clean Air Act is scheduled to begin during 2011. This regulation will require application of best available control technologies (BACT). EPA is in the process of developing these BACT rules.

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

Design-Build. We use our proficiencies in engineering, design, procurement, operations, construction and construction management for all design-build phases of large infrastructure projects. Our hurricane protection project in New Orleans, Louisiana, is the largest design-build civil works project ever undertaken by the USACE.  Also, the U.S. DOE contracted Shaw, through our joint venture Shaw AREVA MOX Services, LLC, to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, South Carolina, a first-of-its-kind facility in the U.S. to process weapons-grade plutonium into fuel for nuclear power generating plants. Additionally, Shaw provides a range of cost-effective green building solutions, including those that meet requirements for Leadership in Energy and Environmental Design (LEED) certified structures for the federal government, to help our clients achieve their sustainability goals and improve their earnings.

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

Although the current global economic climate has adversely impacted the E&C segment’s awards of new work, we anticipate that, if and to the extent the economy recovers, expenditures by our major oil and gas and petrochemical clients will increase.

Consulting.  Our consulting business provides independent commercial, financial and technical management advice. We support operating companies, the financial sector, developers, utilities and governments with projects in the power, hydrocarbon processing, water and related industries. Our expertise is valued by clients seeking to design and construct new facilities. Companies with existing assets seek our advice to enhance facilities or to support a range of asset transactions. While the global economic downturn has slowed the pace of new consulting engagements, we are well positioned to take advantage of any recovery.

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

In 2010, we achieved full commercial operation of a 1.3 million metric ton grassroots ethylene plant in Saudi Arabia. The plant was based on our proprietary ethylene technology and included eight furnaces. During fiscal year 2010, we also marked progress on a 1.0 million metric ton olefins recovery facility with a 220 megawatt power cogeneration unit in Singapore, where we are providing proprietary technology and EPC services.

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

Petrochemicals. We are a leading provider of proprietary technology, engineering, procurement, construction, commissioning, startup, operations and maintenance services to petrochemical complexes worldwide. Our portfolio, which includes technologies with alliance partners, offers polyethylene and acrylonitrile butadiene styrene polymer (ABS). We also provide integration expertise and other services for manufacturing plants that make solar-grade polysilicon, with one major project under way. Through our Badger Licensing LLC joint venture, we offer ethylbenzene, styrene monomer, cumene and bisphenol A (BPA). Badger also recently added a new technology, BenzOUT™, which reduces benzene in gasoline to meet current and future environmental regulations.

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

Oil Refining.  We provide technology, engineering, procurement, construction and startup and commissioning services for projects ranging from grassroots designs to revamps of existing units. Services include technology licensing, front-end studies, front-end engineering and design (FEED), licensor integration, project management consultancy, detailed engineering, EPC, startup and commissioning.

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

Our Upstream business has been successful in winning project management consultancy work and new contracts in the offshore sector. Upstream also has been successful in winning contracts in the alternate energy/clean technology sector, which have the potential to establish our long-term competitive position in clean technologies. Syngas production and carbon capture and storage (CCS) are a major part of our growth plans. We believe the demand for our services will grow with rising demand for clean energy.

Fabrication & Manufacturing (F&M) Segment

We believe our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for this segment’s products typically is driven by capital projects in industries that process fluids or gases such as the electric power, chemical and refinery industries. We seek to minimize the net working capital requirements of our F&M segment by contemporaneously invoicing clients when we purchase materials for our pipe, steel, and modular fabrication contracts. Our invoices generally do not include extended payment terms nor do we offer significant rights of return. These contracts typically represent the majority of the business volume of our F&M Segment

We support both external clients and other Shaw business segments. For example, F&M provides pipe and structural steel fabrication for the E&I’s DOE work, several power projects and a large project for our E&C segment. F&M’s newest facility assembles modules for the construction of nuclear power plants and offshore oil and gas projects.

Pipe Fabrication. We fabricate fully integrated piping systems for heavy industrial clients around the world. We believe our expertise and proven capabilities in furnishing complete piping systems on a global scale has positioned us among the largest suppliers of fabricated piping systems for power generation facilities in the U.S. and worldwide. Piping systems are normally on the critical path schedule for many heavy industrial plants. Large piping systems account for significant components within power generation, chemical and other processing facilities.

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

 We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela, as well as through a joint venture in Bahrain. Our South Carolina facility is certified to fabricate pipe for nuclear energy plants and maintains nuclear pipe American Society of Mechanical Engineers certification. Additionally, we are constructing another pipe fabrication facility – Shaw Emirates Pipe Manufacturing LLC - in the Industrial City of Abu Dhabi in the United Arab Emirates.

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

Module Fabrication and Assembly. We began operations of our module fabrication and assembly facility in Lake Charles, Louisiana, in May 2010. This facility is believed to be the first of its kind in the U.S. It builds modules for the construction of nuclear power plants and has capabilities to build modules for petrochemical and chemical plants around the world. The module facility uses our industry-leading technologies and our proprietary operations management systems. We have received orders for the first nuclear reactors to be built in the U.S. in more than 30 years, all of which will use either AP1000 or ABWR modular technology. The modules used in these nuclear power plants will be fabricated in our Lake Charles, Louisiana facility.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20% equity interest (Westinghouse Equity) in Westinghouse, held by NEH, our wholly-owned subsidiary.  Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power. We believe that Westinghouse products and services are being used in approximately half of the world’s operating nuclear plants, including 60% of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.  In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two in South Carolina, two in Texas and two in Florida.  Please see our disclosures under Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 — Debt and Revolving Lines of Credit and “Liquidity” below for additional information related to our Investment in Westinghouse Segment and circumstances in which NEH’s Westinghouse Equity may be re-purchased by Toshiba.

Corporate Segment

Our Corporate segment includes our corporate management and expenses associated with managing our company as a whole. These expenses include compensation and benefits of corporate management and staff, legal and professional fees as well as general and administrative expenses that are not allocated to the other segments. Our Corporate segment’s assets consists primarily of cash, cash equivalents and short-term investments held by the corporate entities and property and equipment related to our corporate headquarters and certain information technology assets.

Overview of Results and Outlook

Our results for the first quarter of fiscal year 2011 were dominated by a $63.4 million pre-tax charge in our Power segment from an adverse jury verdict and a $12.4 million non-operating foreign exchange translation losses on NEH’s JPY-denominated Westinghouse Bonds. These charges overshadowed the strong operating performance of our E&I and Plant Services segments. Our E&I segment’s workload and project execution remained strong even though its revenues and profits were essentially flat when compared to the same period in the prior year. Plant Services had increased profits on lower revenue in the current quarter compared to the same period last year resulting from strong project execution. However, all of our other segments experienced both reduced revenues and profits.

Our Power segment’s financial results reflect increased activity on two of our domestic AP1000 nuclear power projects as well as continued execution of EPC projects for new coal- and gas-fired power plants. However, the segment’s results were significantly impacted by a $63.4 million pre-tax charge from the adverse jury verdict associated with a claim on a completed coal project.

Our Plant Services segment experienced increased profitability despite lower revenues in three months ended November 30, 2010, as compared to same period in the prior fiscal year. The segment benefited from an increased scope of work during certain refueling outages at U.S. nuclear power plants as well as performance in relation to incentive fee components in this arena. Further, the segment has added additional routine maintenance sites to existing contracts in the petrochemical industry.

Our E&I segment generated strong revenue and earnings, primarily driven by activity on our MOX project for the DOE in South Carolina as well as the execution of our coastal protection and restoration project for the State of Louisiana.

Our E&C segment experienced reduced revenues and earnings in the three months ended November 30, 2010, as compared to same period in the prior fiscal year resulting primarily from a decline in new awards. We anticipate continued reduced revenues and profits during the first half of fiscal year 2011 for the E&C segment.

Similarly, our F&M segment experienced reduced revenues in the first quarter of fiscal year 2011 as compared to same period in the prior fiscal year. The decrease is primarily due to a decline in new awards (excluding the receipt of nuclear scope transferred from our Power segment) throughout fiscal year 2010. The decline in new orders (excluding the transfer of nuclear scope) is likely to result in comparatively reduced revenues and profits during the first half of fiscal year 2011. Finally, during fiscal year 2010 we completed our new state-of-the-art module facility in Lake Charles, Louisiana. This facility is expected to construct and assemble nuclear modules for each of our nuclear projects as they progress.

The Westinghouse segment continued to negatively impact our consolidated financial results by significant non-operating foreign exchange translation losses on NEH’s JPY-denominated Westinghouse Bonds. The translation loss occurs when the JPY appreciates against the USD. The exchange rate of the JPY to the USD at November 30, 2010 was 84.1 as compared to 86.6 as of November 30, 2009.

Bookings of new orders during the quarter as reflected in backlog were relatively light, as expected. However, we were awarded the EPC contract for the South Texas Nuclear Power Project that will utilize Toshiba’s ABWR technology for two new nuclear reactors. We have only added limited amounts of this multi-billion dollar project to our backlog as financing for the project has yet to be completed. Additionally, during the first quarter, we signed a ABWR global strategic partnership agreement with Toshiba.

We used operating cash flow during the quarter as favorable working capital positions on several projects in our Power and E&C segments began to reverse in the latter phases of the projects’ life cycles.

Consolidated Results of Operations

The information below is an analysis of our consolidated results for the three months ended November 30, 2010 and 2009. See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

Three Months Ended November 30 (dollars in millions)	2010	2009	$ Change	% Change

Revenues	$1,542.6	$1,858.5	$(315.9)	(17.0)%
Gross profit	60.9	154.7	(93.8)	(60.6)%
Selling, general and administrative expenses	70.9	75.8	(4.9)	(6.5)%
Interest expense	11.9	10.4	1.5	14.4%
Provision for income taxes	(12.0)	(11.2)	(0.8)	(7.1)%
Earnings from unconsolidated entities, net of taxes	2.9	(0.2)	3.1	1,550.0%
Net loss attributable to Shaw	(16.4)	(20.5)	4.1	20.0%

Consolidated revenues declined during the three months ended November 30, 2010, as compared to same period in the prior fiscal year. The decline in revenues resulted primarily from reduced volumes in our E&C business and the reduction in revenue associated with a split-jury verdict on a completed coal project in our Power segment. Reduced volumes in our E&C business was driven largely by a $92.3 million reduction in client furnished materials for which we recognize no gross profit or loss.

The decrease in our consolidated gross profit for the three months ended November 30, 2010 compared to the prior fiscal year was due primarily to the $63.4 million reduction associated with a split jury verdict on a claim as well as reduced margins in our E&C and F&M segments. Partially offsetting these declines was increased gross profit in our Plant Services segment, due primarily to increased scope of nuclear services work and performance.

The reduction in our consolidated selling, general and administrative expenses for the three months ended November 30, 2010 compared to the prior fiscal year was due primarily to a $4.5 million reduction in salary and benefits associated with a reduced number of administrative personnel in the current year compared to the prior fiscal year.

Our consolidated tax rate, based on income (loss) before income taxes and earnings from unconsolidated entities, for the three months ended November 30, 2010 and 2009, was a benefit of 39% and 41%, respectively. We treat unrealized foreign currency gains and losses on the JPY-denominated Westinghouse Bonds as discrete in each reporting period due to their volatility and the difficulty in reliably estimating such gains and losses. Our effective tax rate is dependent on the location and amount of our taxable earnings. Changes in the effective tax rate are due primarily to unrealized foreign currency gains or losses, the mix and amount of earnings in various tax jurisdictions, changes in certain non-deductible expenses and the provision for uncertain tax positions. We expect our fiscal year 2011 annual effective tax rate, excluding discrete items, to be between 36% and 37%.

The decrease in net loss attributable to Shaw for the three months ended November 30, 2010 compared to the same period in the prior fiscal year was due primarily to the factors discussed above as well as a $3.6 million decrease in the current period in net income attributable to noncontrolling interest.

Segment Results of Operations

The following comments and tables compare selected summary financial information related to our segments for the three months ended November 30, 2010 and 2009 (dollars in millions).

	Three Months Ended
	2010	2009	$ Change	% Change
Revenues:
Power	$505.0	$579.5	$(74.5)	(12.9)%
Plant Services	257.8	293.4	(35.6)	(12.1)
E&I	518.6	528.3	(9.7)	(1.8)
E&C	177.6	339.3	(161.7)	(47.7)
F&M	83.6	117.9	(34.3)	(29.1)
Corporate	-	0.1	(0.1)	(100.0)
Total revenues	$1,542.6	$1,858.5	$(315.9)	(17.0)%

Gross profit:
Power	$(29.5)	$33.0	$(62.5)	(189.4)%
Plant Services	23.3	20.2	3.1	15.3
E&I	48.4	47.5	0.9	1.9
E&C	5.6	34.2	(28.6)	(83.6)
F&M	12.1	20.7	(8.6)	(41.5)
Corporate	1.0	(0.9)	1.9	211.1
Total gross profit	$60.9	$154.7	$(93.8)	(60.6)%

Gross profit percentage:
Power	(5.8)%	5.7%
Plant Services	9.0	6.9
E&I	9.3	9.0
E&C	3.2	10.1
F&M	14.5	17.6
Corporate	NM	NM
Total gross profit percentage	3.9%	8.3%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$(41.2)	$18.4	$(59.6)	(323.9)%
Plant Services	21.2	17.5	3.7	21.1
E&I	30.8	30.4	0.4	1.3
E&C	(5.8)	22.2	(28.0)	(126.1)
F&M	4.2	12.6	(8.4)	(66.7)
Investment in Westinghouse	(23.0)	(111.7)	88.7	79.4
Corporate	(16.8)	(16.5)	(0.3)	(1.8)
Total income (loss) before income taxes and earnings from unconsolidated entities	$(30.6)	$(27.1)	$(3.5)	(12.9)%
____________
NM — Not Meaningful.

The following table presents our revenues by geographic region generally based on the site location of the project for the three months ended November 30, 2010 and 2009.

	Three Months Ended
	2010		2009
	(In Millions)%		(In Millions)%
United States	$1,308.2	85%	$1,455.5	78%
Asia/Pacific Rim	168.0	11	269.0	15
Middle East	25.6	2	92.7	5
Canada	3.3	—	3.6	—
United Kingdom and other European Countries	28.1	2	25.1	1
South America and Mexico	4.7	—	3.5	—
Other	4.7	—	9.1	1
Total revenues	$1,542.6	100%	$1,858.5	100%

Business Segment Analysis

Power Segment

Our Power segment continued executing major electric power generation projects across the globe. The segment’s activity on two contracts for four domestic AP1000 nuclear units is becoming a more significant component of this segment’s revenues. Additionally, work continues on our services contract for four new AP1000 nuclear power reactors in China. We continue to see reduced activity for new build coal-fired power plants and AQC project opportunities but interest in new build nuclear power plants and uprates on existing nuclear power plants remains strong.

Revenues

Revenues decreased $74.5 million, or 12.9%, to $505.0 million for the three months ended November 30, 2010 from $579.5 million compared to the same period in the prior fiscal year. This decrease in revenues was primarily due to reductions in our AQC and coal business lines attributable to the substantial completion of several projects in fiscal year 2010 as well as the adverse jury verdict that resulted in a reduction in revenue of $61.5 million for the three months ended November 30, 2010. Partially offsetting the decreases in revenue were volume increases on two contracts for four domestic AP1000 nuclear reactors and two new build gas-fired power plants as well as progress on several projects in the nuclear services sector. These projects represented approximately $109.0 million in increased revenue in the three months ended November 30, 2010 as compared to the period in the prior fiscal year.

Gross profit (loss) and gross profit percentage

Gross profit (loss) decreased $62.5 million, or 189.4%, to $(29.5) million for the three months ended November 30, 2010, compared to $33.0 million in the same period in the prior fiscal year. The segment’s gross profit percentage decreased to (5.8)% for the three months ended November 30, 2010 compared to 5.7% in the same period in the prior fiscal year. The decrease in our gross profit and gross profit percentage was primarily due to the $63.4 million reduction in gross profit associated with the split-jury verdict mentioned previously as well as the substantial completion of several AQC projects in prior years. This decrease was partially offset by increased activity on our two contracts for four domestic AP1000 nuclear units as well as ongoing new build coal-fired projects. Excluding the adverse jury verdict, gross profit would have increased $0.9 million compared to the same period in the prior year.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended November 30, 2010, decreased $(59.6) million, or (323.9)%, to $(41.2) million from $18.4 million in the same period in the prior fiscal year, This decrease was primarily attributable to the decrease in gross profit described above.

Plant Services Segment

Our Plant Services segment’s performance improved during the first quarter of fiscal 2011 as compared to the same period of fiscal 2010 as our execution of nuclear plant outage work and process plant maintenance contracts have improved.

Revenues

Revenues decreased $35.6 million, or 12.1%, to $257.8 million for the three months ended November 30, 2010, from $293.4 million in the same period in the prior fiscal year. This decrease was due primarily to decreased volume on construction projects in the current period as compared to the prior year period. In addition, there was an overall decline in the number of nuclear refueling outages compared to the same period in the prior year due to the periodic nature of scheduled power plant outages common in the industry.

Gross profit and gross profit percentage

Gross profit increased $3.1 million, or 15.3%, to $23.3 million for the three months ended November 30, 2010, from $20.2 million in the same period in the prior fiscal year. Gross profit percentage increased to 9.0% for the three months ended November 30, 2010, from 6.9% in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was due to execution on maintenance contracts for nuclear refueling outage work and additional sites to existing contracts in the petrochemical industry for routine maintenance.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities increased $3.7 million, or 21.1%, to $21.2 million for the three months ended November 30, 2010, from $17.5 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

E&I Segment

The MOX project for the DOE in South Carolina continues to drive the financial results of our E&I segment as well as the execution of our coastal protection and restoration project for the State of Louisiana. We expect the MOX project to continue for several years, while our coastal protection and restoration project for the State of Louisiana was substantially complete at November 30, 2010.

Revenues

E&I’s revenues decreased $9.7 million, or 1.8%, to $518.6 million for the three months ended November 30, 2010 from $528.3 million for the same period in the prior fiscal year. The decrease was due primarily to decreased activity on our hurricane protection project with the USACE in southeast Louisiana partially offset by revenue on our coastal protection and restoration project for the State of Louisiana.

Gross profit and gross profit percentage

E&I’s gross profit increased $0.9 million, or 1.9%, to $48.4 million for the three months ended November 30, 2010, from $47.5 million for the same period in the prior fiscal year. Gross profit percentage increased to 9.3% for the three months ended November 30, 2010, from 9.0% in the same period in the prior fiscal year. The increase in gross profit and gross profit percentage was due primarily to increased activity on our coastal protection and restoration project for the State of Louisiana and our having no activity in the current period from a previously consolidated joint venture that completed execution of a project for the DOE. Reduced activity on our hurricane protection project with the USACE in southeast Louisiana partially offset the increase in gross profit.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $0.4 million, or 1.3%, to $30.8 million for the three months ended November 30, 2010, from $30.4 million in the same period in the prior fiscal year. This increase was due primarily to the increases in gross profit described above.

E&C Segment

Our E&C segment experienced an expected decrease in volume and profits for the first quarter of fiscal year 2011 as a result of the reduced quantity of bookings of new contracts that occurred throughout the prior year. Revenues for E&C decreased from fiscal year 2010 primarily due to reduced volumes of client furnished materials and reimbursable costs which are invoiced to clients without profit, and from reduced revenues from engineering services resulting from the decreased new work awards.

Revenues

E&C’s revenues decreased $161.7 million, or 47.7%, to $177.6 million for the three months ended November 30, 2010, from $339.3 million for the same period in the prior fiscal year. Included in these revenues were client furnished material and pass through revenues of $6.8 million and $99.1 million for the three months ended November 30, 2010 and 2009, respectively, for which we recognize no gross profit or loss. In addition to the decrease in client furnished material and pass through revenue, our revenues decreased due to fewer awards of new work in the prior fiscal year.

Gross profit and gross profit percentage

Gross profit decreased $28.6 million, or 83.6%, to $5.6 million for the three months ended November 30, 2010, from $34.2 million in the same period in the prior fiscal year. Gross profit percentage decreased to 3.2% for the three months ended November 30, 2010 from 10.1% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services contracts that contributed to the record performance seen in the prior fiscal year. The earnings associated with these projects were not replaced in the first quarter of fiscal year 2011.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $28.0 million, or 126.1%, to $(5.8) million for the three months ended November 30, 2010, from $22.2 million in the same period in the prior fiscal year, primarily as a result of the decrease in gross profit and gross profit percentage described above.

F&M Segment

Our F&M segment experienced an expected decline in volume and profits for the first quarter of fiscal year 2011 as a result of reduced amounts of non-nuclear bookings of new contracts throughout the prior fiscal year and because work associated with the AP1000 work subcontracted from our Power segment has yet to significantly impact revenues and earnings. We expect this downturn in volume and profits to continue through the first half of fiscal year 2011 but subsequently to improve to the extent that our nuclear modular assembly activity accelerates.

Revenues

Revenues decreased $34.3 million, or 29.1%, to $83.6 million for the three months ended November 30, 2010, from $117.9 million in the same period in the prior fiscal year. This decrease was due primarily to fewer oil refining/petrochemical projects and the completion of several coal fired power plant projects.

Gross Profit and Gross Profit Percentage

Gross profit decreased $8.6 million, or 41.5%, to $12.1 million for the three months ended November 30, 2010, from $20.7 million in the same period in the prior fiscal year. Gross profit percentage decreased to 14.5% for the three months ended November 30, 2010, from 17.6% in the same period in the prior fiscal year. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall, resulting in increased available capacity in our competitors’ facilities and in a more competitive pricing environment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities decreased $8.4 million, or 66.7%, to $4.2 million for the three months ended November 30, 2010, from $12.6 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit and gross profit percentage described above.

Investment in Westinghouse Segment

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record NEH’s Westinghouse Equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three months ended September 30, 2010, are reflected in our results of operations for the three months ended November 30, 2010.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three months ended November 30, 2010, was $(23.0) million, compared to $(111.7) million in the three months ended November 30, 2009. Our results for the three months ended November 30, 2010 and 2009 included the following:

	Three Months Ended
(dollars in millions)	2010	2009
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(10.5)	$(9.3)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(12.4)	(102.3)
General and administrative expenses	(0.1)	(0.1)
Income (loss) before income taxes	$(23.0)	$(111.7)

Additionally, our net income (loss) for the three months ended November 30, 2010 includes net income from NEH’s Westinghouse Equity interest of $2.5 million, compared to a loss of $0.4 million for the three months ended November 30, 2009.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on the JPY interest payments on the Westinghouse Bonds. For additional information about circumstances under which NEH may be required to sell its Westinghouse Equity to Toshiba and repay the Westinghouse Bonds, please see our disclosure under “Liquidity” below as well as in Notes 5 and 7 in the accompanying financial statements.

Corporate Segment

Selling, general and Administrative Expenses

     Corporate G&A decreased $3.2 million, or 14.7%, to $18.5 million for the three months ended November 30, 2010, from $21.7 million in the same period in the prior fiscal year. This decrease was primarily related to lower compensation and severance costs partially offset by increased healthcare costs, higher charitable contributions and higher depreciation expense related to new assets placed in service  in fiscal year 2011.

Related Party Transactions

From time to time, we perform work for related parties. See Part I, Item 1- Financial Statements, Note 14 for additional details relating to these activities.

Liquidity and Capital Resources

Liquidity

At November 30, 2010, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $1,551.8 million, an decrease of $267.9  million, or 14.7%, from $ $1,819.7 million at August 31, 2010. In addition to our cash and cash equivalents, we had $862.0 million of revolving credit available for borrowings or the issuance of letters of credit under our Facility at November 30, 2010. Because we have pledged $297.1 million of our cash as collateral for letters of credit or in-lieu a letter of credit and because we may access that cash if needed, by providing new letters of credit under our Facility, we view our net revolving credit availability as approximately $564.9 million.

During the first quarter of fiscal year 2011, the primary cash uses were concentrated in our Power, E&C, Corporate and Investment in Westinghouse segments. The use of cash was due primarily to the reversal of favorable working capital positions on projects being executed in those segments, partially offset by earnings in our E&I and F&M segments.

Our primary source of operating cash inflows is from collections of our accounts receivable, which are generally invoiced based upon achieving performance milestone prescribed in our contracts. Our outstanding accounts receivable (AR) and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as regulated utilities, government agencies, multinational oil companies and industrial corporations, and merchant power producers. Thus our clients tend to have the financial resources sufficient to honor their contractual obligations. The timing of the milestone billings on fixed priced type contracts varies with each milestone within each contract but generally are invoiced within several months of first incurring costs associated with the prescribed work. Billings of reimbursable costs included within CIE are generally invoiced at the beginning of the month succeeding the month in which the costs are incurred. AR and CIE were 29.8% and 30.2% of current assets at November 30, 2010 and August 31, 2010, respectively. Working capital movements on contracts tend to be timing related are generally positive in the early phases of the contract and can be negative in the later phases as the cash balances decline to equal earnings. If new projects are not booked with positive working capital terms, our net working capital movement tends to be negative. See Note 4 — Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements for additional information.

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

Over the past three years, we have generated significant operating cash flow.   Our excess cash is generally invested in (1) money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S& P and/or Moody’s, respectively, (2) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody’s, respectively, (3) publicly traded debt rated at least A/A2 or better by S&P and/or Moody’s, respectively, with maturities up to two years at the time of purchase or (4) publicly traded debt funds holding securities rated at least A/A2 or better by S&P and/or Moody’s, respectively.

At November 30, 2010, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $297.1 million used to voluntarily secure letters of credit and approximately $20.6 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue for the short term to voluntarily cash collateralize certain letters of credit in fiscal year 2011 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.

In March 2009 and November 2009, we made voluntary cash contributions to underfunded pension plans in the United Kingdom totaling £8.0 million (approximately $11.4 million) and £5.0 million (approximately $8.3 million), respectively.

Approximately $195.1 million of our cash at November 30, 2010, was held internationally. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

We continue to invest a portion of our excess cash to support the growth of our business lines. In the first quarter of fiscal year 2011, we invested approximately $30.2 million for property and equipment, primarily in connection with new fabrication facilities and for the purchase of heavy cranes used at large industrial construction sites.

During the first quarter, in connection with a nuclear ABWR global strategic partnership agreement between Shaw and Toshiba Corporation, Shaw committed to invest $250 million for an ABWR alliance with Toshiba, $100 million of which will be available as a credit facility for NINA to assist in financing the development of the South Texas Project. The credit facility will convert to equity in NINA upon the satisfaction of certain conditions including the project receiving full notice to proceed, which is expected in mid-2012.  As of November 30, 2010, there were $10.0 million in outstanding borrowings under the NINA credit facility. See Note 5 – Equity Method Investments and Variable Interest Entities for additional information regarding our ABWR agreement with Toshiba. Shaw also is in discussions with Toshiba Corporation to extend the company’s Westinghouse AP1000 nuclear power technology relationship and NEH’s JPY-denominated put option to sell its Westinghouse Equity to Toshiba through 2017.  In connection to the extension of the JPY-denominated put option, NEH intends to evaluate an extension or refinancing of the limited recourse yen-denominated bonds currently outstanding.

There can be no assurance that NEH will extend or refinance the Westinghouse Bonds currently outstanding.

Our strong cash position, combined with the global economic climate, has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we have begun to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal year 2010 and is expected to continue in fiscal year 2011. This strategy is intended to provide price and schedule certainty but requires that we expend our cash earlier than originally estimated under the contracts. At November 30, 2010, we have expended approximately $1.8 million under the early procurement program for fiscal year 2011 and are currently evaluating early procurement opportunities up to $100.0 million for fiscal year 2011. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful. In addition, while we currently intend to pursue procurements of this magnitude during fiscal year 2011, our ability to complete such purchases is subject to our ability to execute definitive purchase contracts as well as our ability to terminate this strategy should we identify other opportunities or needs that we determine are in our best interests to pursue.

We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.

Credit Facility

On September 24, 2009, we entered into the Restated Credit Agreement with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement includes new lenders to the Facility as well as certain existing lenders who exited the Facility in 2010 or will exit the Facility in 2011, following the expiration of their existing commitment. Accordingly, the Restated Credit Agreement contemplates three groups of lenders, the “2010 Lenders,” the “2011 Lenders” and the “2012 Lenders,” with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. On April 25, 2010, the commitments of the 2010 Lenders expired, reducing total lender commitments to $1,095.0 million. Current commitments available under The Restated Credit Agreement expire as follows:

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

During the first quarter of fiscal year 2011, no borrowings were made under our previous credit facility and none have been made through the date of this filing under the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $233.0 million as of November 30, 2010, and those letters of credit reduce what is otherwise available for borrowing under our Facility.

At November 30, 2010, we were in compliance with the covenants contained in our Restated Credit Agreement.

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

Other Revolving Lines of Credit

Additionally, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions that are available for letters of credit and, to a lesser extent, working capital loans. See Note 7 — Debt and Revolving Lines of Credit included in our consolidated financial statements for additional information.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At November 30, 2010, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$545.0	$528.8	$16.2	$—	$—
Surety bonds	836.0	786.3	15.5	33.9	0.3
Total Commercial Commitments	1,381.0	1,315.1	31.7	33.9	0.3
____________

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to September 1, 2010.

Of the amount of outstanding letters of credit at November 30, 2010, $361.2 million were issued to clients in connection with contracts (performance letters of credit). Of the $361.2 million, five clients held $238.6 million or 66.0% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at November 30, 2010 to a single client on a single project is $60.0 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At November 30, 2010 and August 31, 2010, we had total surety bonds of $836.0 million and $609.0 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at November 30, 2010 and August 31, 2010 was $202.5 million and $262.6 million, respectively.

Fees related to these commercial commitments were $3.1 million and $4.5 million, for the three months ended November 30, 2010 and 2009 respectively.

See Note 7 — Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt, and Note 11 - Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.

Critical Accounting Policies

Item 7 of Part II of our 2010 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.

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

E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the U.S. government budget processes, confirmed funding is usually appropriated for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications provided by our clients of future values, our estimates of the work required to complete the contract, our experience with similar awards and similar clients, and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our contract value or our estimated proportionate share of a multiple awardee contract. The programs are monitored, estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.

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

At November 30, 2010 and August 31, 2010, our backlog was as follows:

	November 30, 2010		August 31, 2010
By Segment	(In Millions)%		(In Millions)%
Power	$10,920.1	57	$11,407.9	57
Plant Services	1,660.9	9	1,850.0	9
E&I	4,739.6	25	4,942.8	25
E&C	543.4	3	671.0	3
F&M	1,242.1	6	1,246.7	6
Total backlog	$19,106.1	100%	$20,118.4	100%

	November 30, 2010		August 31, 2010
By Industry	(In Millions)%		(In Millions)%
E&I	$4,739.6	25	$4,942.8	25
Power Generation	13,207.6	69	13,938.4	69
Chemical	1,146.5	6	1,225.5	6
Other	12.4	-	11.7	-
Total backlog	$19,106.1	100%	$20,118.4	100%

	November 30, 2010		August 31, 2010
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	18,268.6	96	$19,126.6	95
International	837.5	4	991.8	5
Total backlog	$19,106.1	100%	$20,118.4	100%

The decrease in backlog as compared to August 31, 2010 was driven primarily by slow bookings during the first quarter of fiscal year 2011.

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at November 30, 2010.

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

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 92.3% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of this, or any of our other nuclear projects in backlog would result in a significant reduction of our reported backlog as well as on our future earnings.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency exchange rate risk. For quantitative and qualitative disclosures about our market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk of our 2010 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2010.

ITEM 4. — CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at November 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. — RISK FACTORS

There have been no material changes to the Risk Factors disclosure included in our 2010 Form 10-K, filed with the SEC on October 28, 2010.

Our business, results of operations and financial position are subject to a number of risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2010 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 6. — EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: January 6, 2011	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed and the exhibits marked with the section symbol (§) are furnished with this Form 10-Q. The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment filed with the SEC pursuant to rules and regulations promulgated under the Exchange Act.

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference
2.1	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.01
2.2	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	The Shaw Group Inc. Current Report on Form 8-K filed on October 18, 2006	1-12227	2.02
3.1	Amendment to and Restatement of the Articles of Incorporation of The Shaw Group Inc. dated February 23, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1
3.2	Amended and Restated By-Laws of the Company dated as of January 30, 2007	The Shaw Group Inc. Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2
4.1	Specimen Common Stock Certificate	The Shaw Group Inc. Annual Report on Form 10-K for the fiscal year ended August 31, 2007	1-12227	4.1
4.2
The Shaw Group Inc. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of The Shaw Group Inc. and its consolidated subsidiaries to the Commission upon request.

†#10.1
Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010

†#10.2
First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§101.INS	XBRL Instance Document.
§101.SCH	XBRL Taxonomy Extension Schema Document.
§101.CAL	XBRL Calculation Linkbase Document.
§101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.