Form 10-Q
period 2011-02-28
SHAW GROUP INC
filed 2011-04-11
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

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

The number of shares of registrant’s common stock outstanding as of April 7, 2011 was 81,325,048 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010
 (In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Revenues	$1,424,814	$1,620,793	$2,968,096	$3,474,368
Cost of revenues	1,308,854	1,479,119	2,790,532	3,182,898
Gross profit	115,960	141,674	177,564	291,470
Selling, general and administrative expenses	73,056	72,319	143,951	148,097
Operating income	42,904	69,355	33,613	143,373
Interest expense	(1,215)	(1,820)	(2,551)	(2,800)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,380)	(9,276)	(20,895)	(18,633)
Interest income	6,181	3,455	8,502	5,414
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(46,910)	39,388	(59,320)	(62,952)
Other foreign currency transaction gains, net	2,965	2,560	3,963	2,143
Other income (expense), net	3,917	(2,294)	4,301	2,752
Income (loss) before income taxes and earnings from unconsolidated entities	(2,538)	101,368	(32,387)	69,297
Provision (benefit) for income taxes	(987)	36,635	(12,714)	23,707
Income (loss) before earnings from unconsolidated entities	(1,551)	64,733	(19,673)	45,590
Income from 20% Investment in Westinghouse, net of income taxes	1,801	2,826	4,280	2,458
Earnings from other unconsolidated entities, net of income taxes	1,954	430	2,347	638
Net income (loss)	2,204	67,989	(13,046)	48,686
Noncontrolling interests in income of consolidated subsidiaries, net of tax	1,008	6,482	1,761	10,828
Net income (loss) attributable to Shaw	$1,196	$61,507	$(14,807)	$37,858

Net income (loss) attributable to Shaw per common share:
Basic	$0.01	$0.73	$(0.17)	$0.45
Diluted	$0.01	$0.72	$(0.17)	$0.44

Weighted average shares outstanding:
Basic	85,199	83,915	85,048	83,668
Diluted	86,810	85,636	85,048	85,448

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF FEBRUARY 28, 2011 AND AUGUST 31, 2010
(In thousands, except share amounts)
	February 28, 2011 (Unaudited)	August 31, 2010
ASSETS
Current assets:
Cash and cash equivalents ($69.4 million and $82.3 million related to variable interest entities (VIEs)	$659,516	$912,736
Restricted and escrowed cash and cash equivalents ($0.0 million and $4.5 million related to VIEs)	68,975	33,926
Short-term investments ($12.8 million and $10.1 million related to VIEs)	508,734	551,960
Restricted short-term investments	276,142	321,056
Accounts receivable, including retainage, net ($3.6 million and $28.3 million related to VIEs)	895,527	833,574
Inventories	224,569	228,891
Costs and estimated earnings in excess of billings on uncompleted contracts, including Claims	530,284	637,651
Deferred income taxes	328,689	319,712
Investment in Westinghouse	983,832	967,916
Prepaid expenses and other current assets	88,059	64,468
Total current assets	4,564,327	4,871,890
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	15,975	11,656
Property and equipment, at cost	832,339	777,739
Less accumulated depreciation	(325,147)	(293,098)
Property and equipment, net	507,192	484,641
Goodwill	527,100	499,495
Intangible assets	14,895	18,040
Deferred income taxes	14,074	14,925
Other assets	128,815	95,622
Total assets	$5,772,378	$5,996,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717,663	$878,984
Accrued salaries, wages and benefits	130,079	149,010
Other accrued liabilities	185,579	186,835
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,428,624	1,488,568
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,579,876	1,520,674
Interest rate swap contract on Japanese Yen-denominated bonds	28,992	33,242
Short-term debt and current maturities of long-term debt	443	4,479
Total current liabilities	4,071,256	4,261,792
Long-term debt, less current maturities	808	979
Deferred income taxes	53,254	59,282
Other liabilities	101,805	99,829
Total liabilities	4,227,123	4,421,882
Contingencies and commitments (Note 11)
Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 91,632,049 and 90,669,011 shares issued, respectively; and 84,636,625 and 84,913,062 shares outstanding, respectively	1,303,490	1,283,890
Retained earnings	488,664	503,471
Accumulated other comprehensive loss	(118,399)	(142,645)
Treasury stock, 6,995,424 and 5,755,949 shares, respectively	(165,370)	(117,453)
Total Shaw shareholders’ equity	1,508,385	1,527,263
Noncontrolling interests	36,870	47,124
Total equity	1,545,255	1,574,387
Total liabilities and equity	$5,772,378	$5,996,269
The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shaw Equity	Noncontrolling Equity	Total Equity
Balance, August 31, 2009	89,316,057	(5,709,249)	$1,237,727	$(116,113)	$(121,966)	$421,473	$1,421,121	$24,691	$1,445,812
Net income	—	—	—	—	—	37,858	37,858	10,828	48,686
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	(4,694)	—	(4,694)	—	(4,694)
Change in unrealized net gains (losses) on hedging activities, net of tax	—	—	—	—	(1,173)	—	(1,173)	—	(1,173)
Equity in Westinghouse’s pre-tax other comprehensive loss, net of Shaw’s tax	—	—	—	—	(4,299)	—	(4,299)	—	(4,299)
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	—	—	1,635	—	1,635	—	1,635
Unrealized gain on securities, net of tax	—	—	—	—	1,059	—	1,059	—	1,059
Comprehensive income	—	—	—	—	—	—	30,386	10,828	41,214
Exercise of options	214,025	—	4,317	—	—	—	4,317	—	4,317
Shares exchanged for taxes on stock based compensation	(210,745)	(44,816)	(6,108)	(1,276)	—	—	(7,384)	—	(7,384)
Tax benefits from stock based compensation	—	—	852	—	—	—	852	—	852
Stock-based compensation	750,591	—	17,698	—	—	—	17,698	—	17,698
Acquisition of noncontrolling parties	—	—	—	—	—	—	—	10,027	10,027
Contributions from noncontrolling interests	—	—	—	—	—	—	—	188	188
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(8,443)	(8,443)
Balance, February 28, 2010	90,069,928	(5,754,065)	$1,254,486	$(117,389)	$(129,438)	$459,331	$1,466,990	$37,291	$1,504,281
Balance, August 31, 2010	90,669,011	(5,755,949)	$1,283,890	$(117,453)	$(142,645)	$503,471	$1,527,263	$47,124	$1,574,387
Net income (loss)	—	—	—	—	—	(14,807)	(14,807)	1,761	(13,046)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	9,557	—	9,557	—	9,557
Change in unrealized net gains on hedging activities, net of tax	—	—	—	—	2,597	—	2,597	—	2,597
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	—	—	—	—	11,309	—	11,309	—	11,309
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	—	—	1,344	—	1,344	—	1,344
Unrealized loss on securities, net of tax	—	—	—	—	(561)	—	(561)	—	(561)
Comprehensive income	—	—	—	—	—	—	9,439	1,761	11,200
Exercise of options	418,654	—	9,491	—	—	—	9,491	—	9,491
Shares exchanged for taxes on stock based compensation	(261,313)	(15,075)	(9,054)	(476)		—	(9,530)	—	(9,530)
Tax benefits from stock based compensation	—	—	2,772	—	—	—	2,772	—	2,772
Stock-based compensation	805,697	—	16,391	—	—	—	16,391	—	16,391
Stock Repurchase	—	(1,224,400)	—	(47,441)	—	—	(47,441)		(47,441)
Adjustment for deconsolidation of VIE(s)	—	—	—	—	—	—	—	(10,662)	(10,662)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	872	872
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(2,225)	(2,225)
Balance, February 28, 2011	91,632,049	(6,995,424)	$1,303,490	$(165,370)	$(118,399)	$488,664	$1,508,385	$36,870	$1,545,255

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010
 (In thousands)
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(13,046)	$48,686
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36,614	29,860
Benefit from deferred income taxes	(19,061)	(15,438)
Stock-based compensation expense	17,599	17,698
Earnings from unconsolidated entities, net of taxes	(6,627)	(3,096)
Distributions from unconsolidated entities	14,682	13,804
Taxes paid upon net-share settlement of equity awards	(9,054)	(6,108)
Excess tax benefits from stock based compensation	(3,321)	(1,603)
Foreign currency transaction losses, net	55,357	60,809
Other noncash items	10,098	4,776
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in accounts receivable	(80,755)	60,663
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	87,706	(34,141)
Decrease in inventories	4,330	8,323
Increase in other current assets	(742)	(6,892)
Decrease in accounts payable	(133,864)	(55,011)
Decrease in accrued liabilities	(31,646)	(54,821)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(56,677)	161,593
Net change in other assets and liabilities	(12,849)	(14,308)
Net cash provided by (used in) operating activities	(141,256)	214,794
Cash flows from investing activities:
Purchases of property and equipment	(56,785)	(105,513)
Proceeds from sale of businesses and assets, net of cash surrendered	1,465	21,569
Investment(s) in notes receivable	(36,604)	—
Investments in, advances to and return on equity from unconsolidated entities and joint ventures	520	14,426
Purchases of variable interest equity debt	—	(19,915)
Cash deposited into restricted and escrowed cash	(880,630)	(68,700)
Cash withdrawn from restricted and escrowed cash	842,476	108,990
Purchases of short-term investments	(507,160)	(842,083)
Proceeds from sale and redemption of short-term investments	551,377	412,661
Purchases of restricted short-term investments	(166,402)	(148,110)
Proceeds from sale of restricted short term investments	203,650	—
Purchases of business, net of cash acquired	(19,632)	—
Net cash provided by (used in) investing activities	(67,725)	(626,675)
Cash flows from financing activities:
Purchase of treasury stock	(47,917)	(1,276)
Repayment of debt and capital leases	(4,350)	(14,236)
Payment of deferred financing costs	(52)	(9,719)
Issuance of common stock	9,491	4,317
Excess tax benefits from exercise of stock options and vesting of restricted stock	3,321	1,603
Contributions from noncontrolling interests	872	188
Distributions paid to noncontrolling interests	(2,225)	(8,443)
Net cash used in financing activities	(40,860)	(27,566)
Net effects on cash of deconsolidation of VIE(s)	(12,805)	—
Effects of foreign exchange rate changes on cash	9,426	(4,057)
Net change in cash and cash equivalents	(253,220)	(443,504)
Cash and cash equivalents — beginning of year	912,736	1,029,138
Cash and cash equivalents — end of period	$659,516	$585,634

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

Our reportable segments are Power; Plant Services; Environmental & Infrastructure (E&I); Energy and Chemicals (E&C); Fabrication and Manufacturing (F&M); Investment in Westinghouse; and Corporate.  See Note 16 – Business Segments for further discussion.

We have evaluated events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures in this Quarterly Report on Form 10-Q (Form 10-Q).

Basis of Presentation

 The accompanying consolidated financial statements include the accounts of The Shaw Group Inc., its majority owned subsidiaries, and any variable interest entities (VIEs) of which we are the primary beneficiary (See Note 5 —Equity Method Investments and Variable Interest Entities). When we do not have a controlling interest in an entity but exert a significant influence over the entity, we apply the equity method of accounting. The cost method is used when we do not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements as of February 28, 2011, for the three and six month periods ended February 28, 2011 and 2010, are unaudited. The consolidated balance sheet as of August 31, 2010, was derived from the audited balance sheet filed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (2010 Form 10-K). In management’s opinion, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements for the interim and prior period results have been made, including those described in Note 22 - Revision of Prior Period Financial Statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our 2010 Form 10-K.

The unaudited interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the three and six month periods ended February 28, 2011 and 2010, are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

Marketable Securities

We classify our marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as short-term investments or restricted short-term investments in the accompanying consolidated balance sheets. Investments are made based on the Company’s investment policy, which specifies eligible investments and credit quality requirements.

Trading securities consist of investments held in trust to satisfy obligations under our deferred compensation plans. The changes in fair values on trading securities are recorded as a component of net income (loss) in other income (expense), net.

Available-for-sale securities consist of mutual funds, foreign government and foreign government guaranteed securities, corporate bonds and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in shareholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be “other-than-temporary,” the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income (expense), net. In addition to other relevant factors, management considers the decline in the fair value of an investment to be “other-than-temporary” if the market value of the investment remains below cost by a significant amount for a period of time, in which case a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified.

Investment in Westinghouse

On October 16, 2006, our wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (NEH) acquired a 20% interest in Westinghouse (Westinghouse Equity) for approximately $1.1 billion. See Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 —Debt and Revolving Lines of Credit for further discussion.

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

Per this guidance, we consolidate a VIE when we are deemed to be the primary beneficiary of the VIE. We are deemed to be the primary beneficiary of the VIE if we have a significant variable interest in the VIE that provides us with a controlling financial interest in the VIE. We will continuously evaluate the facts and circumstances of each of our VIEs to determine if any changes warrant a new determination of a VIE’s primary beneficiary.

For information regarding the impact of this change in accounting policy, see Note 5 — Equity Method Investments and Variable Interest Entities.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU)  No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in FASB Accounting Standards Codification (ASC) Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends ASC Subtopic 820-10 to now require the following:

 •   A reporting entity should disclose separately the amounts of significant transfers between Level 1, Level 2 and Level 3 fair value measurements and describe the reasons for the transfers; and

•   In the roll forward for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

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

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Our disclosures include the requirements of ASU 2010-06, except for the disclosures about purchases, sales, issuances and settlements regarding Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted, however we have not yet adopted it. We do not expect the adoption of remaining portions of ASU 2010-06 to have a material impact on our financial position, results of operations, cash flows and disclosures.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted, however we have not yet adopted it. We do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

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

Corporate bonds – We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. On the date of settlement, our corporate debt securities are rated at least “A” by Standard & Poors Rating Service (S&P) and have maturities not exceeding two years. Losses in this category are due primarily to market liquidity and interest rate increases.

At February 28, 2011, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$455,300	$—	$—	$455,300	$455,300	$—
Money market mutual funds	204,216	—	—	204,216	204,216
Certificates of deposit	344,966	—	—	344,966	—	344,966
Available-for-sale securities:
Bond mutual funds	147,214	—	(48)	147,166	—	147,166
Corporate bonds	16,578	30	(6)	16,602	—	16,602
Total	$1,168,274	$30	$(54)	$1,168,250	$659,516	$508,734

At August 31, 2010, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$401,277	$—	$—	$401,277	$401,277	$—
Money market mutual funds	509,781	—	—	509,781	509,781	—
Certificates of deposit	325,668	—	—	325,668	1,678	323,990
Available-for-sale securities:
Bond mutual funds	75,236	738	—	75,974	—	75,974
Foreign government and foreign government guaranteed securities	42,570	217	—	42,787	—	42,787
Corporate bonds	109,270	320	(381)	109,209	—	109,209
Total	$1,463,802	$1,275	$(381)	$1,464,696	$912,736	$551,960

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in “other income (expense), net.” During the three and six months ended February 28, 2011, the proceeds and realized gains and losses were as follows (in thousands):

	Three Months Ended	Six Months Ended
Proceeds	$114,148	$139,772
Realized gains	$532	$605
Realized losses	$—	$—

There were no transfers of securities from the available-for-sale category to another during the three and six months ended February 28, 2011.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no material other-than-temporary impairment losses recognized during the three and six months ended February 28, 2011.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at February 28, 2011, were as follows (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate bonds	530	(1)
	$530	$(1)

 At February 28, 2011, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$11,964	$11,993
Due in one to two years	4,614	4,609
	$16,578	$16,602

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At February 28, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period Gain (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$4,444	$—	$4,444	$—
Money market mutual funds	64,531	—	64,531	—
Certificates of deposit	252,627	—	—	252,627
Trading securities:
Stock and bond mutual funds	6,541	682	—	6,541
U.S. government and agency securities	2,526	(96)	—	2,526
Corporate bonds	14,448	(378)	—	14,448
Total	$345,117	$208	$68,975	$276,142

At August 31, 2010, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period Gain (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$7,769	$—	$7,769	$—
Money market mutual funds	26,157	—	26,157	—
Certificates of deposit	296,874	—	—	296,874
Trading securities:
Stock and bond mutual funds	6,156	101	—	6,156
U.S. government and agency securities	4,350	(127)	—	4,350
Corporate bonds	13,676	(304)	—	13,676
Total	$354,982	$(330)	$33,926	$321,056

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):

	February 28, 2011	August 31, 2010
Contractually required by projects	$2,861	$6,232
Voluntarily used to secure letters of credit to avoid bank fees	292,501	296,873
Secure contingent obligations in lieu of letters of credit	20,611	23,353
Assets held in trust and other	29,144	28,524
	$345,117	$354,982

We voluntarily cash collateralize certain letters of credit if the bank fees avoided on those letters of credit exceed the return on other investment opportunities. We are able to access cash we have pledged to secure various letters of credit by replacing them with letters of credit issued under our Credit Facility. See Note 7 – Debt and Revolving Lines of Credit for additional information.

Note 4 — Accounts Receivable, Concentrations of Credit Risk and Inventories

Accounts Receivable

Our accounts receivable, net, were as follows (in thousands):

	February 28, 2011	August 31, 2010
Trade accounts receivable, net	$778,588	$654,725
Unbilled accounts receivable	13,358	16,184
Retainage	103,581	162,665
Total accounts receivable, including retainage, net	$895,527	$833,574

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2010	$21,774
Increased provision	2,127
Write offs	(1,396)
Other	(288)
Ending balance, February 28, 2011	$22,217

Included in our trade accounts receivable, net at February 28, 2011, and at August 31, 2010, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity challenged the appropriateness of our invoiced amounts, and we are currently in the early stages of litigation with the government entity with respect to these invoices. The amounts we ultimately collect could differ materially from amounts currently recorded.

At February 28, 2011, our retainage includes approximately $55.2 million related to an air quality control (AQC) project for which completion of certain milestones is pending. Release of the retention is anticipated pursuant to the EPC contract. Additionally, at February 28, 2011, we have approximately $165.4 million included in trade receivables, net, for this AQC project, primarily related to periodic costs and milestone reconciliation invoices. On February 16, 2011, the client presented an assessment challenging $155.5 million of our costs and fee. While we believe the assessment to be substantially without merit, we are evaluating the individual elements for a formal response. We have included in our estimates at completion what we believe to be the probable outcome based on our contractual entitlement. See our discussion of legal proceedings in Note 11 — Contingencies and Commitments and our discussion of unapproved change orders and claims in Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for additional information.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $53.5 million and $72.1 million at February 28, 2011 and August 31, 2010, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $262.5 million and $309.3 million at February 28, 2011 and August 31, 2010, respectively, related to the U.S. government agencies and related entities.

Additionally, at February 28, 2011 and August 31, 2010, respectively, we had approximately $55.2 million and $110.0 million in retention and approximately $165.4 million and $74.8 million in trade receivables, net, related to one client.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods. Cost includes material, labor, and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	February 28, 2011			August 31, 2010
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw Materials	$12,878	$93,321	$106,199	$15,497	$92,329	$107,826
Work in Process	1,376	27,191	28,567	2,030	28,472	30,502
Finished Goods	89,803	—	89,803	90,563	—	90,563
	$104,057	$120,512	$224,569	$108,090	$120,801	$228,891

Note 5 — Equity Method Investments and Variable Interest Entities

As is common in the EPC industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. We evaluate each partnership and joint venture to determine whether the entity is a VIE. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Our partnerships or joint ventures are typically characterized by a 50% or less non-controlling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements require little or no equity investment by the joint venture partners but provide for capital calls to fund operations, as necessary, and may require subordinated financial support from the joint venture partners such as letters of credit, financial guarantees or obligations to fund losses incurred by the joint venture. Such funding is infrequent and is not anticipated to be material.

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

During the first quarter of fiscal year 2011, we prospectively adopted ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). FASB ASC 810 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE.

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

ASC 810-10, as amended, now requires that we continuously assess whether we are the primary beneficiary of our VIEs. Prior to the amendment, reassessment of whether we were the primary beneficiary was required only upon the occurrence of certain events. Accordingly, we analyzed all of our VIEs at February 28, 2011, and classified them into two groups:

o	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary; and

o	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	February 28, 2011	August 31, 2010
Cash and cash equivalents	$69,417	$82,317
Net accounts receivable	3,585	28,316
Other current assets	152,084	164,287
Non-current assets	36,951	37,131
Total assets	$262,037	$312,051

Accounts and subcontractors payable	$44,485	$85,487
Billings in excess of costs and accrued earnings	22,019	21,446
Accrued expenses and other	100,953	88,542
Total liabilities	$167,457	$195,475

Total revenues of the consolidated ventures were $150.1 million and $303.3 million for the three and six months ended February 28, 2011, respectively, as compared to $177.4 million and $336.8 million for the three and six months ended February 28, 2010, respectively.

For the three and six months ended February 28, 2011 and 2010, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under GAAP, use of the equity method is appropriate in circumstances in which an investor has the ability to exercise “significant influence” over the operating and financial policies of an investee. GAAP presumes significant influence exists as a result of holding an investment of 20% or more in the voting stock of an investee, absent predominant evidence to the contrary. Management must exercise its judgment in determining whether a minority holder has the ability to exercise “significant influence” over the operating and financial policies of an investee. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures in two line items, “Income from 20% Investment in Westinghouse” and “Earnings from other unconsolidated entities,” in our consolidated statement of operations.

Investment in Westinghouse

Our only significant investment accounted for under the equity method is our wholly-owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest (Westinghouse Equity) in two holding companies (Investment in Westinghouse) which, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the “Owner Board”), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at February 28, 2011.

In the event we conclude we can no longer account for this investment under the equity method, our Investment in Westinghouse would be treated as a cost method investment with the initial basis being our previous carrying amount of the investment under the equity method of accounting offset by our share of Westinghouse’s accumulated other comprehensive income (loss) then recorded in our accumulated other comprehensive income (loss). Under the cost method of accounting, we would no longer include our proportionate share of Westinghouse’s earnings in our statement of operations. Dividends relating to Westinghouse’s earnings from the date we are under the cost method would be reflected as earnings in our statement of operations. Dividends received in excess of our share of those earnings would result in a reduction of the carrying amount of the investment.

NEH’s Investment in Westinghouse and other assets owned by NEH have been pledged by NEH to secure the Westinghouse Bonds (defined below). NEH’s assets are not available to satisfy our liabilities unless the Westinghouse Bonds have been repaid.

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. (TNEH-UK) and subsidiaries (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, by Toshiba (77%), NEH (20%), and Ishikawajima-Harima Heavy Industries Co., Ltd (3%) (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively, Westinghouse) from British Nuclear Fuels plc (BNFL). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of its interest in Westinghouse to National Atomic Company Kazatomprom, a major uranium supplier based in the Republic of Kazakhstan. The total cost of NEH’s equity investment and the related agreements, including related acquisition costs was approximately $1.1 billion, excluding approximate $11.0 million deferred financing costs related to the Westinghouse Bonds.

NEH partially financed the Westinghouse Equity purchase through a Japanese-market private placement, on October 13, 2006, by issuing JPY-denominated bonds (Westinghouse Bonds) with a total face value of approximately JPY 129.0 billion, then equivalent to approximately $1.08 billion. NEH received from the Westinghouse bonds issuance approximately $1.04 billion, net of $30.5 million of original issue discount and $11.0 million of deferred financing costs. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed, and are collateralized primarily by the Westinghouse Equity, a JPY-denominated Put Option between NEH and Toshiba and letters of credit. See Note 7 — Debt and Revolving Lines of Credit for additional information on NEH’s Westinghouse Bonds. NEH also paid cash of approximately $50.5 million and issued a promissory note in the amount of $2.5 million for the remaining acquisition costs and fees related to this transaction. The total cost of this transaction was approximately $1.1 billion, including certain deferred financing costs, and is accounted for under the equity method of accounting.

As part of the transaction, NEH and Toshiba entered into Put Option Agreements which provide NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated price (Put Option). The proceeds of any such sale must be used to pay the JPY-denominated Westinghouse Bond debt. Should NEH choose to put all of the Westinghouse Equity to Toshiba, it will receive from Toshiba at least JPY 124.7 billion (approximately 97% of the original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129.0 billion (100% of the face value of the bonds outstanding), all of which must be used to repay the Westinghouse Bonds. Fluctuations in the JPY to USD exchange rate do not alter the amount of Toshiba’s JPY-denominated payment obligation should NEH exercise the Put Option nor the amount of NEH’s obligation to pay the Westinghouse Bond debt with the JPY-denominated proceeds. Consequently, the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the holders of the JPY-denominated Westinghouse Bonds, significantly reducing the possibility that putting the shares to Toshiba would result in insufficient proceeds to cover significant portions or all of the debt, or any portion thereof, should there be an unfavorable JPY to USD exchange rate.

Under the Put Option Agreement terms, NEH may exercise the option to sell all or part of the Westinghouse Equity to Toshiba during a defined “Exercise Period,” that commenced on the earlier of March 31, 2010, or the occurrence of a “Toshiba Event.” A Toshiba Event is defined in the Put Option Agreements and is caused by, among other things, Toshiba failing to maintain certain minimum financial metrics. Toshiba timely notified NEH that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed. Specifically, because Toshiba failed to meet certain minimum financial metrics under the Put Option Agreement (which partially collateralizes the Westinghouse Bonds), the Westinghouse Bond holders now have the opportunity to direct NEH to exercise the Put Option, as a result of which NEH would receive the pre-determined JPY-denominated put price. Those proceeds would, in turn, be used to retire the JPY-denominated Westinghouse Bonds.

A Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreements. See Note 7 — Debt and Revolving Lines of Credit for additional information regarding our Investment in Westinghouse, the Put Option and the Toshiba Event.

If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon NEH’s exercise of the Put Option, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Option can only be exercised once, and as noted above, any proceeds received must be used to repay the Westinghouse Bonds. To the extent Toshiba’s financial condition is adversely affected by the impact on Japan’s economy of the earthquakes and tsunami, should NEH and/or bond holders decide to put the Westinghouse Equity back to Toshiba, Toshiba’s ability to pay NEH the pre-determined JPY-denominated put price may be adversely affected. NEH is a special purpose entity that is limited recourse to Shaw.  Should Toshiba be unable or unwilling to meet its obligation to pay the put price for the Westinghouse Bonds, the bond holders secured creditors’ Trustee (“Security Trustee”) will enforce the security, which includes, among other things, the Westinghouse Equity, the Put Option, the existing interest letter of credit which covers interest owed to bond holders and the principal letter of credit covering the possible 3% principal exposure, both of which were issued as part of the Investment in Westinghouse. Subject to the Bond Trust Deed terms, the Security Trustee is permitted to sell, assign, lease, license, or otherwise dispose of the Security at its discretion and use the proceeds to, among other things, repay the bond holders.  Beyond such Security proceeds, bond holders do not have recourse against NEH or Shaw.

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

The Put Option is not considered a ‘freestanding financial instrument’ or a ‘derivative instrument’ under GAAP and, consequently, is not separated from NEH’s equity investment in Westinghouse for financial reporting purposes. Therefore, neither the Put Option nor its foreign currency component may be revalued at current exchange rates at the end of each fiscal period. So while the JPY value of the JPY-denominated Westinghouse Bond debt and, the JPY value of the pre-determined JPY-denominated Put Option price remain constant, and the obligation to use the JPY-denominated proceeds from (partially or entirely) exercising the Put Option to pay the JPY-denominated debt remains constant — the USD value of the debt on our balance sheets fluctuates each fiscal period according to the JPY/USD exchange rates. Despite the fact that the Westinghouse Bonds currency translation has no impact on the value of the JPY-denominated debt or the JPY-denominated put proceeds, the non-cash foreign currency translation to USD has impacted in a material way (both positively and negatively), and will likely continue to impact, our Statement of Operations in each reporting period.

As part of the Investment in Westinghouse transaction, NEH also executed Shareholder Agreements which, among other things, set for NEH a target minimum dividend of approximately $24.0 million annually (Westinghouse Dividend) for the first six years it holds the Westinghouse Equity. Under the Shareholder Agreements, each of the shareholders is due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, the shortfall accrues to the extent Westinghouse earns net income in the future. NEH’s right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of its investment (or such shorter period in the event of earlier termination) survives the sale of the Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. NEH has received dividends totaling $79.1 million to date. Dividends received are accounted for as a reduction of NEH’s investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse Dividends are not recorded in our financial statements until declared by Westinghouse. At February 28, 2011, the dividend shortfall totaled $16.9 million.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, and us on a calendar quarter basis with a March 31 fiscal year end. Consequently, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and six months ended December 31, 2010 and December 31, 2009 are included in our financial results for the three and six months ended February 28, 2011 and 2010, respectively.

Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2010 (unaudited)	December 31, 2009 (unaudited)	December 31, 2010 (unaudited)	December 31, 2009 (unaudited)
Revenues	$1,001,380	$875,308	$2,106,437	$1,984,746
Gross profit	203,032	215,663	435,382	389,087
Income (loss) before income taxes	27,251	41,058	56,559	37,095
Net income (loss)	14,738	23,014	35,023	20,014

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership Percentage	February 28, 2011	August 31, 2010
Investment in Westinghouse	20%	$983,832	$967,916
Other	23% - 50%	15,975	11,656
Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$999,807	$979,572

Earnings (losses) from unconsolidated entities, net of income taxes, for the three and six months ended February 28, 2011 and 2010, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Income from 20% Investment in Westinghouse, net of income taxes of $1,147, $1,777, $2,725 and $1,545, respectively	$1,801	$2,826	$4,280	$2,458
Earnings from other unconsolidated entities, net of income taxes of $1,177, $270, $1,375 and $401, respectively	1,954	430	2,347	638
Total earnings from unconsolidated entities, net of income taxes	$3,755	$3,256	$6,627	$3,096

Nuclear Innovation North America (NINA)

On November 29, 2010, we entered into an expanded global strategic partnership with Toshiba via a commercial relationship agreement under which we will have certain exclusive opportunities for providing EPC services for new Toshiba ABWR nuclear power plants worldwide, except in Japan and Vietnam. This expanded global strategic partnership calls for us to invest up to $250 million towards Toshiba ABWR opportunities. As part of the expanded relationship, we assumed the role of EPC contractor for NINA’s South Texas Project Expansion, which plans to use Toshiba ABWR technology for two new nuclear units, South Texas Project Units 3 and 4.

As part of our $250 million commitment, on November 29, 2010, we agreed to provide NINA with a $100 million credit facility to assist in financing the development of the South Texas Project Units 3 and 4. Interest under this credit facility is computed using the defined base rate, plus a margin. Upon NINA issuing full notice to proceed on either of the two new nuclear units, the outstanding principal under the credit facility will automatically convert into membership units of NINA at a predetermined valuation. At February 28, 2011, we had $36.6 million outstanding under the credit facility which is included in other assets on the unaudited consolidated balance sheet. If this project does not proceed, we may not be able to recover the full amount of the loan outstanding. See Note 21 – Subsequent Events for further discussion.

Note 6 — Goodwill and Other Intangible Assets

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2010 to February 28, 2011 (in thousands):

	Power	Plant Services	E&I	E&C	F&M	Total
Balance at August 31, 2010	$139,177	$42,027	$189,808	$112,009	$16,474	$499,495
Additions	—	—	—	26,467	—	26,467
Currency translation adjustments	—	—	—	450	688	1,138
Balance at February 28, 2011	$139,177	$42,027	$189,808	$138,926	$17,162	$527,100

We had tax-deductible goodwill of approximately $69.6 million and $77.1 million at February 28, 2011 and August 31, 2010, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at August 31, 2010	$43,954	$(26,250)	$2,016	$(1,680)
Effects of deconsolidation of VIE	(2,957)	1,162	—	—
Purchases	17	—	—	—
Amortization	—	(1,266)	—	(101)
Balance at February 28, 2011	$41,014	$(26,354)	$2,016	$(1,781)

The following table presents the scheduled future annual amortization for our amortizable intangible assets (in thousands):

	Proprietary Technologies, Patents and Tradenames	Client Relationships
Remainder of fiscal 2011	$1,532	$101
2012	2,770	134
2013	2,766	—
2014	2,766	—
2015	2,766	—
Thereafter	2,060	—
Total	$14,660	$235

Note 7 —Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) as of February 28, 2011 and August 31, 2010, consisted of the following (in thousands):

	February 28, 2011		August 31, 2010
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchases of equipment; 0% interest; payments discounted at imputed rate of 5.9% interest; due April 2011	$80	$—	$4,079	$—
Capital lease obligations	363	808	400	979
Subtotal	443	808	4,479	979
Westinghouse Bonds (see description below)	1,579,876	—	1,520,674	—
Total	$1,580,319	$808	$1,525,153	$979

Westinghouse Bonds

Our wholly-owned, special purpose subsidiary NEH purchased the Westinghouse Equity for approximately $1.1 billion. NEH funded the purchase price by issuing JPY-denominated Westinghouse Bonds with a total face value of approximately JPY 129 billion, then equivalent to approximately $1.1 billion. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed, and are collateralized primarily by the Westinghouse Equity, the JPY-denominated Put Option between NEH and Toshiba and letters of credit which cover interest owed to bond holders and the possible 3% principal exposure.

The Put Option Agreements, executed as part of the Investment in Westinghouse transaction, provides NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. The proceeds of any such sale must be used to pay the JPY-denominated Westinghouse Bond debt. Should NEH choose to put all of the Westinghouse Equity to Toshiba, it will receive from Toshiba at least JPY 124.7 billion (approximately 97% of our original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129 billion (100% of the face value of the bonds outstanding), all of which must be used to repay the Westinghouse Bonds. The JPY to USD exchange rate will not alter the amount of Toshiba’s JPY-denominated payment obligation should NEH exercise the Put Option, nor NEH’s obligation to use the JPY-denominated proceeds to pay the Westinghouse Bond debt . Consequently the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the bond holders by significantly reducing the possibility that putting the shares to Toshiba would result in insufficient proceeds to cover the Westinghouse Bonds debt, or any portion thereof, should there be an unfavorable JPY to USD exchange rate. If NEH allows the Put Option to expire unexercised, NEH may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.

As discussed in Note 5 — Equity Method Investments and Variable Interest Entities, subject to the Put Option Agreement and Bond Trust Deed terms, NEH may exercise the option to sell all or part of its Westinghouse Equity to Toshiba during a defined “Exercise Period.” NEH is currently in the Exercise Period, that commenced the earlier of March 31, 2010, or the occurrence of a “Toshiba Event.” A Toshiba Event is defined in the Put Option Agreements and is caused by, among other things, Toshiba failing to maintain certain minimum financial metrics. Toshiba timely notified us that it experienced a Toshiba Event as of May 8, 2009, when it failed to maintain a minimum consolidated net worth of JPY 800 billion. Although in June 2009 Toshiba reported that it raised sufficient equity to bring its consolidated net worth above the Toshiba Event threshold, the Toshiba Event itself triggered certain rights for the Westinghouse Bond holders under the terms of the Bond Trust Deed. The Toshiba Event is not an “event of default” or other violation of the Bond Trust Deed or the Put Option Agreements, but because Toshiba failed to meet its consolidated net worth requirement, the Westinghouse Bond holders now have the ability to direct NEH to exercise the Put Option, as a result of which NEH would receive the pre-determined JPY-denominated put price. Those proceeds would, in turn, be used to retire the JPY-denominated Westinghouse Bond debt.

In order for the Westinghouse Bond holders to direct NEH to put the Westinghouse Equity to Toshiba, a ‘supermajority’ of the bond holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct NEH to exercise the Put Option. Specifically, in order for the bond trustee to direct NEH to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bond holders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to direct the exercise. Alternatively, a written resolution signed by bond holders representing no less than 75% of the Westinghouse Bond principal amount outstanding and instructing the bond trustee to direct NEH to exercise the Put Option shall have the same effect (collectively, an Extraordinary Resolution).

If NEH exercises the Put Option under provisions of the Put Option other than a Toshiba Event or an Extraordinary Resolution, NEH would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $52.2 million using exchange rates at February 28, 2011) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. To the extent Toshiba’s financial condition is adversely affected by the impact of the earthquakes and tsunami on Japan’s economy, should NEH decide to put its Westinghouse Equity back to Toshiba, Toshiba’s ability to pay NEH the pre-determined JPY-denominated put price may be adversely affected. NEH is a special purpose entity that is limited recourse to Shaw.  Should Toshiba be unable or unwilling to meet its obligation to pay the put price for the Westinghouse Bonds, the Security Trustee will enforce the security, which includes, among other things, the Westinghouse Equity, the Put Option, the existing interest letter of credit and the principal letter of credit covering the possible 3% principal exposure issued as part of the Investment in Westinghouse. Subject to the Bond Trust Deed terms, the Security Trustee is permitted to sell, assign, lease, license, or otherwise dispose of the Security at its discretion and use the proceeds to, among other things, repay the Bond holders. Beyond such Security proceeds, Bond holders do not have recourse against NEH or Shaw.

The Westinghouse Bonds were as follows (in thousands):

	February 28, 2011	August 31, 2010
Westinghouse Bonds, face value JPY 50.98 billion due March 15, 2013; interest only payments; coupon rate of 2.20%	$426,875	$426,875
Westinghouse Bonds, face value JPY 78 billion due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.35% and 0.44% at February 28, 2011 and August 31, 2010, respectively)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	499,876	440,674
Total Westinghouse debt	$1,579,876	$1,520,674

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.70%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At February 28, 2011 and August 31, 2010, the fair value of the swap totaled a liability of approximately $29.0 million and $33.2 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended February 28, 2011.

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

On September 24, 2009, we entered into the Amended and Restated Credit Agreement (Restated Credit Agreement) with a group of lenders that provided new and extended lender commitments of $1,214.0 million, all of which was then available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduce the amount otherwise available for borrowing under the Facility. The Restated Credit Agreement included new lenders to the Facility as well as certain existing lenders who exited the Facility in 2010 or will exit the Facility in 2011, following the expiration of their existing commitment. Accordingly, the Restated Credit Agreement contemplates three groups of lenders, the “2010 Lenders”, the “2011 Lenders” and the “2012 Lenders”, with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. The Restated Credit Agreement made available $1,214.0 million in commitments through April 25, 2010, $1,095.0 million from April 26, 2010 through April 25, 2011, and $1,000.0 million from April 26, 2011 through October 25, 2012, a period in which there had been no previous commitments. The Facility is available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures and general corporate purposes. See Note 9 – Debt and Revolving Lines of Credit in our 2010 Form 10-K for additional information on the Restated Credit Agreement.

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

The Restated Credit Agreement continues to be secured by, among other things: (1) a first priority security interest in all of our tangible and intangible assets (including, without limitation, equipment, real estate, and intellectual property) and a pledge of all of our domestic capital stock and the capital stock of our guarantor subsidiaries; (2) guarantees by our domestic subsidiaries; and (3) 66% of the capital stock in certain of our foreign subsidiaries. The Restated Credit Agreement permits the release of such liens if (a) the Company obtains a corporate credit rating of at least BBB- from S&P and Baa3 from Moody’s Investment Services (Moody’s), (b) all liens securing any supplemental credit facilities are released, and (c) other conditions specified in the Restated Credit Agreement are satisfied.

The Restated Credit Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase, or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents after giving effect to any dividend or stock repurchase are at least $500 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement of $250 million. On January 31, 2011, we entered into Amendment No.1 to the Restated Credit Agreement increasing the aggregate amount available for stock repurchases to $500 million. See Note 19 — Share Repurchase Program for additional information on our share repurchase program. In the event our unrestricted cash and cash equivalents are less than $500 million, our ability to pay dividends or repurchase our shares is limited to $25 million per fiscal year.

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

Under the Restated Credit Agreement, interest is computed, at our option for each revolving credit loan, using the defined base rate or the defined LIBOR rate, plus a margin. The terms “base rate” and “LIBOR rate” have meanings customary for financings of this type. The margin is adjusted based on the ratings of the Facility by S&P or Moody’s or, if the Facility is not rated, the margin is based on our leverage ratio as defined in the agreement. The margins for revolving credit loans under the Facility may be in a range of: (1) LIBOR plus 1.50% to 3.00% for the 2010 Lenders and the 2011 Lenders and LIBOR plus 2.5% to 4.25% for the 2012 Lenders; or (2) the defined base rate plus 0.00% to 0.50% for the 2010 Lenders and the 2011 Lenders and 1.0% to 2.75% for the 2012 Lenders. Although there were no borrowings at February 28, 2011, the interest rate that would have applied to any base rate borrowings under the Facility was 4.4%.

The total amount of fees associated with letters of credit issued under the Facility were approximately $2.1 million and $4.6 million for the three and six months ended February 28, 2011, respectively, as compared to $3.1 million and $6.3 million for the three and six months ended February 28, 2010, respectively.  These amounts include commitment fees associated with unused credit line availability of approximately $0.8 million and $1.7 million for the three and six months ended February 28, 2011, respectively, as compared to $0.9 million and $1.5 million for the three and six months ended February 28, 2010, respectively.

For the three and six months ended February 28, 2011, we recognized $1.2 million and $2.4 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $1.4 million and $2.2 million, respectively, for the three and six months ended February 28, 2010.  At February 28, 2011 and August 31, 2010, unamortized deferred financing fees related to our Facility were approximately $8.0 million and $10.3 million, respectively.

At February 28, 2011, the portion of the Facility available for financial letters of credit and/or revolving credit loans was $873.5 million, representing the total Facility ($1,095.0 million at February 28, 2011) less outstanding letters of credit ($221.5 million at February 28, 2011).

The following table presents the outstanding and available amounts under our Facility at February 28, 2011 (in millions):

Total Facility	$1,095.0
Less: outstanding performance letters of credit	(125.5)
Less: outstanding financial letters of credit	(96.0)
Less: outstanding revolving credit loans	—
Remaining availability under the Facility	$873.5

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At February 28, 2011, Shaw-Nass had no borrowings under its revolving line of credit and approximately $0.5 million in outstanding bank guarantees under the Bahrain Facility. The interest rate applicable to any borrowings is a variable rate (1.25% at February 28, 2011) plus 2.25% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have an uncommitted, unsecured standby letter of credit facility with a bank. Fees under this facility are paid quarterly. At February 28, 2011 and August 31, 2010, there were $22.2 million and $22.6 million of letters of credit outstanding under this facility, respectively.

Note 8 — Income Taxes

Our consolidated tax rate for the three and six months ended February 28, 2011, was a benefit of 39%. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.

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

During the second quarter of fiscal year 2011, unrecognized tax benefits increased $5.7 million due to the reevaluation of temporary positions relating to prior years as well as an additional provision of $0.1 million and $0.9 million for accrued interest. As of February 28, 2011, our unrecognized tax benefits were $54.1 million, of which $43.4 million would, if recognized, affect our effective tax rate.

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

Note 9 — Accumulated Other Comprehensive Income (Loss)

The after-tax components of accumulated other comprehensive income (loss) are as follows for the quarterly periods presented (in thousands):

	Foreign Currency Translation Adjustments	Equity in Westinghouse’s Pre-tax other Comprehensive Income (Loss), Net of Shaw’s tax	Interest Rate Swap Contract on JPY- Denominated Bonds	Pension Liability Adjustments	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2009	$(9,922)	$(54,657)	$(19,217)	$(38,170)	$—	$(121,966)
Three months ended November 30, 2009	2,444	(3,061)	(41)	982	242	566
Balance at November 30, 2009	$(7,478)	$(57,718)	$(19,258)	$(37,188)	$242	$(121,400)
Three months ended February 28, 2010	(7,138)	(1,238)	(1,132)	653	817	(8,038)
Balance at February 28, 2010	$(14,616)	$(58,956)	$(20,390)	$(36,535)	$1,059	$(129,438)

Balance at August 31, 2010	$(15,532)	$(66,297)	$(20,361)	$(41,001)	$546	$(142,645)
Three months ended November 30, 2010	4,060	16,953	3,270	676	481	25,440
Balance at November 30, 2010	$(11,472)	$(49,344)	$(17,091)	$(40,325)	$1,027	$(117,205)
Three months ended February 28, 2011	5,497	(5,644)	(673)	668	(1,042)	(1,194)
Balance at February 28, 2011	$(5,975)	$(54,988)	(17,764)	(39,657)	$(15)	$(118,399)

The translation adjustments relate primarily to changes in the value of the USD in relation to other currencies such as the British Pounds Sterling (GBP), Mexican Pesos, Canadian Dollars and the Euro.

Note 10 — Share-Based Compensation

      Restricted stock units totaling 584,591 shares were granted during the six months ended February 28, 2011, at a weighted-average per share price of $35.00 vesting over approximately four years.  Restricted stock units totaling 561,956 shares were granted during the six months ended February 28, 2010, at a weighted-average per share price of $27.95 vesting over approximately four years.  Of the restricted stock units granted during the six months ended February 28, 2011, approximately 274,771 restricted stock units are classified as liability awards at February 28, 2011, due to the limited availability of shares under our share-based compensation plans.  Compensation cost for liability-classified awards is remeasured at each reporting period and is recognized as an expense over the requisite service period.

During the six months ended February 28, 2011 and 2010, options for the purchase of 614,493 shares at a weighted-average price of $30.75 per share and 820,173 shares at a weighted-average price of $27.89 per share, respectively, were awarded with vesting over approximately four years. The contractual lives of the awards during the six months ended February 28, 2011, are consistent with those of prior years. There were no significant changes in the assumptions or estimates used in the valuation of options awarded subsequent to our year-end August 31, 2010.

During the six months ended February 28, 2011 and 2010, options were exercised for the purchase of 418,654 shares at a weighted-average exercise price of $22.67 per share and 214,025 shares at a weighted-average exercise price of $20.17 per share, respectively.

Stock appreciation rights (SARs) totaling 359,364 shares were granted during the six months ended February 28, 2011, at a weighted average price of $30.56 per share vesting over four years. The same assumptions and estimates used in the valuation of options were used in the valuation of SARs. The SARs are classified as liability awards at February 28, 2011. Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees.  During the six months ended February 28, 2011 and 2010, we withheld 0.3 million shares and 0.2 million shares, respectively, to satisfy $9.1 million and $6.1 million, respectively, of employees’ tax obligations, which are reflected as an operating activity within the statement of cash flows.  Although shares withheld are not issued, they are treated as common stock repurchases in our consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.

For additional information related to these share-based compensation plans, see Note 12 — Share-Based Compensation of our consolidated financial statements in our 2010 Form 10-K.

Note 11 — Contingencies and Commitments

Legal Proceedings

 In the normal course of business, we are involved in lawsuits and other legal proceedings and, as a result, may suffer economic loss from any damages awarded against us. Some of these legal proceedings are associated with the performance of our services where clients have disputed our entitlement to additional revenue and/or have asserted counterclaims against us. In such matters, we evaluate both our claims against the client as well as any disputes and/or counterclaims asserted against us by the client pursuant to ASC 450, and we record the probable outcome based upon this analysis. For an additional discussion of our claims on major projects, see Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts. The actual outcomes may differ materially from our analysis.

In connection with an international services contract signed in 2000 for the construction of two nuclear power plants in Asia, we asserted claims against our client before the host country’s arbitration association. In that arbitration, we sought an approximate $49.6 million increase in the contract target price that, if awarded, would have eliminated potential penalties associated with cost incentive/penalty provisions set forth in the contract. If the arbitration association failed to award the target cost increase or it awarded an increase less than the requested amount, we faced an assessment of up to approximately $13.6 million in such penalties. Further, we sought from the client approximately $22.2 million for reimbursement of severance and pension payments, unpaid invoices, increased overhead and outstanding fixed fee amounts. The client presented a counterclaim asserting $4.3 million in damages relating to alleged defective work and an additional $23.6 million for completion damages, though the contract limits such damages to $20.0 million. The client further sought to keep $7.2 million in cash drawn on a previously issued letter of credit against the claims asserted. On September 3, 2008, the arbitration association rendered an award granting most of our claims and dismissing all of the client’s counterclaims. We initiated proceedings to enforce the award in both the host country and in the U.S. District Court for the Middle District of Louisiana. The proceedings in the U.S. District Court  ended when the Court declined jurisdiction based on a finding of forum non conveniens. The client initiated proceedings in the host country to contest the award’s validity, oppose our enforcement actions and overturn the award. In the first ruling by the host country’s court addressing the validity of the arbitration award, the court denied the client’s petition to nullify the award and the client appealed that ruling. On December 28, 2010, the appellate court denied the client’s petition to nullify the award and confirmed the validity of the entire award. The client decided not to appeal that ruling and soon thereafter paid us approximately $29 million for the arbitration award. The client also dismissed a related proceeding regarding disputes arising from the project. The resolution of this matter resulted in a pre-tax gain of approximately $23 million, which we recognized in the three months ended February 28, 2011.

On November 12, 2010, the jury returned a split verdict in a dispute between our subsidiary, Stone & Webster, Inc. (S&W), and Xcel Energy (d/b/a Public Service of Colorado) related to Xcel Energy’s coal-fired power plant project in Pueblo, Colorado. While we disagree with the overall jury verdict and have appealed to the state court of appeals, as a result of this verdict, our Power segment recorded a reduction in gross profit of $63.4 million in the period ended November 30, 2010.

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

We have also commenced an arbitration proceeding against our client for this project. In our arbitration demand, we seek return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract, resulting in a total claim amount of approximately $32.0 million. On November 12, 2010, the client filed a counterclaim in which it essentially argues that, due to ongoing boiler deficiencies, Shaw has yet to meet its performance obligations. The client’s counterclaim further asserts that Shaw’s failure to meet these performance obligations entitles the client to certain performance liquidated damages and the right to seek a maximum amount of damages totaling approximately $319.5 million. We believe the claim is premature, that any such damages are limited by the contract and that any liability ultimately found to arise from this matter will be that of the client or our supplier. Should the client prevail on its current counterclaim, we believe it would do so as a result of the failure of our supplier to satisfy its guarantees and obligations. Under such circumstances, we believe there are contractual limitations to our exposure that are further limited based upon amounts recoverable from our supplier under the terms of their contractual obligations to us. In addition, we have defenses to the client’s counterclaim that include (i) exclusive performance and liquidated damages provisions that also cap the amount of damages the client can collect against Shaw and (ii) that the client has failed to provide fuel that meets the contractual specifications, as it is required to do. In January 2011, the client made a partial draw of $19 million on our $59 million letter of credit, essentially alleging the filing of Shaw’s arbitration demand breached an amendment to the parties’ contract.  We believe the allegations are without merit and will pursue full recovery of the funds.  We have evaluated our claims against both the supplier and our client and our supplier’s counterclaims and recorded revenue based on management’s judgment about the probable outcome of the respective arbitrations. See Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for our disclosures associated with our claims and unapproved change orders. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our supplier and/or our client were to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statement of operations.

In connection with contracts executed by our F&M segment to supply fabricated piping to a manufacturing facility in the U.S., our client filed a lawsuit in the U.S. District Court for the Eastern District of Washington alleging that shop-welding on certain pipe spools we supplied was substantially and unacceptably deficient.  The client’s initial disclosures in the litigation indicate the client seeks to recover over $48.9 million in damages for the claimed deficient work, including remediation costs and extended impact costs, plus currently unspecified amounts for increased maintenance costs, property damages, lost profits and business interruption. Our answer  denies liability and asserts in defense, among other matters, various clauses in our contracts that appear to limit and/or prohibit the damages asserted by the client. Additionally, we filed counterclaims for an unpaid contract balance of $3.8 million and additional shop and field work of approximately $4.5 million for total counterclaims of $8.3 million. We have evaluated the client’s claims as well as our counterclaims and while we expect a favorable resolution to these matters, the litigation process could be lengthy, and if the client were to prevail substantially in its claims, such an outcome could have an adverse effect on our consolidated statement of operations.

In connection with a cost reimbursable contract executed by our Power segment for the engineering, procurement and construction of flue gas desulfurization systems at three power generating facilities, we have become involved in litigation with the client in U.S. District Court, District of Maryland and U.S. District Court, Southern District of New York.  On January 14, 2011, we commenced the Maryland action with the filing of petitions to establish and enforce mechanics liens against the three projects in an amount that currently totals approximately $143 million.  On February 24, 2011, the client filed a motion in the Maryland court to stay or sever and transfer the lien actions to the U.S. District Court for the Southern District of New York.  At that time, the client also filed a declaratory judgment action in the New York court that seeks to address the same issues raised in the lien actions and specifically requests a finding that the client is not required to pay us amounts we claim are due and owing. On March 7, 2011, we filed an answer and counterclaim to the client’s declaratory judgment action in which we deny the client has any valid basis for refusing payment and demand payment of sums due us of not less than $200 million (see Note 4 — Accounts Receivable, Concentrations of Credit Risk and Inventories). We have evaluated our claims and our client’s claims, and we have recorded revenue based on management’s judgment about the probable outcome of the respective lawsuits. See Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts, for our disclosures associated with our claims and unapproved change orders. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our client was to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statement of operations.

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

We attempt to limit our exposure under the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims and disputes with clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 4 – Accounts Receivable, Concentrations of Credit Risk and Inventories, Note 15 —Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts and Legal proceedings above for further discussion on these matters.

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was $527.4 million and $641.7 million at February 28, 2011 and August 31, 2010, respectively. Of the amount of outstanding letters of credit at February 28, 2011, $344.3 million were issued to clients in connection with contracts (performance letters of credit). Of the $344.3 million, five clients held $219.6 million or 63.8% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued to a single client on a single project was $60.0 million.

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

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our E&I segment, remediates previously acquired environmentally impaired real estate. This real estate was recorded at cost, which typically reflected some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. We do not expect LandBank to make any material acquisitions of property going forward. At February 28, 2011, our E&I segment had $2.9 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $3.7 million at August 31, 2010.

Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share

Weighted average shares outstanding for the three and six months ended February 28, 2011 and 2010, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Basic	85,199	83,915	85,048	83,668
Stock options	993	1,003	—	955
Restricted stock	618	718	—	825
	86,810	85,636	85,048	85,448

The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three and six months ended February 28, 2011 and 2010, because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Stock options	1,460	1,351	4,218	1,230
Restricted stock	35	96	2,003	126

Note 13 — Employee Benefit Plans

The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and six months ended February 28, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	2011	2010	2011	2010
Service cost	$37	$33	$74	$68
Interest cost	1,938	2,020	3,869	4,109
Expected return on plan assets	(2,063)	(1,809)	(4,118)	(3,678)
Amortization of net loss	918	826	1,833	1,684
Other	11	9	22	18
Total net pension expense	$841	$1,079	$1,680	$2,201

We expect to contribute $4.9 million to our pension plans in fiscal year 2011. As of February 28, 2011, we have made $2.7 million in contributions to these plans.

Note 14 — Related Party Transactions

In February 2011, we contributed $1.5 million to The Clemson University Foundation (Foundation).  Clemson University has one of the nation’s premier engineering programs, featuring highly-regarded faculty, accomplished students and world-class facilities. The university is conducting critical research for the nuclear industry and training the next-generation nuclear workforce. James F.  Barker, one of our directors, serves on the board of the Foundation and is president of the university. Further, Clemson’s location in South Carolina is near one of Shaw’s  fabrication facilities and several projects Shaw is currently constructing. Because Mr. Barker may be viewed as having an indirect material interest in the donation to the foundation, at its February 24, 2011, meeting, the Board determined that Mr. Barker may no longer be considered “independent,” and pursuant to our Related Persons Transaction Policy, approved and ratified the donation.

At times, we enter into contractual arrangements with Westinghouse. NEH, a wholly-owned special purpose entity, owns a 20% interest in Westinghouse (see Note 5 — Equity Method Investments and Variable Interest Entities).

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

We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract value. While the terms of such contracts indicate costs are to be reimbursed by our clients, we typically process change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders. While we have no history of significant losses on cost-reimbursable contracts, potential exposure exists relative to costs incurred in excess of agreed upon contract value.

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at February 28, 2011 and 2010, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2011	Fiscal Year 2010
Amounts included in project estimates-at-completion at September 1	$111.6	$222.9
Changes in estimates-at-completion	296.6	67.0
Approved by clients	(53.8)	(33.0)
Amounts included in project estimates-at-completion at February 28 for unapproved change orders and claims	$354.4	$256.9
Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at February 28	$73.1	$92.0

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in “Legal Proceedings” in Note 11 —Contingencies and Commitments.

Unapproved change orders and claims included in project estimates-at-completion (EAC) increased $242.8 million during the six months ended February 28, 2011. Included in the changes in estimates-at-completion in the table above is an increase primarily associated with certain regulatory mandated design changes in conjunction with the application process for our clients to obtain combined operating licenses (COL) for the domestic AP 1000 nuclear power plants. We believe that we have contractual entitlement to recover additional costs related to these design changes. However, the regulatory approvals have not yet been finalized and therefore our EAC is subject to further changes. The increased EACs were partially offset by a decrease of $35.2 million associated with the settlement of two legal matters during the three months ended November 30, 2010 including $26.3 million as a result of the Xcel Energy jury verdict discussed in our legal proceedings in Note 11 – Contingencies and Commitments.

During the six months ended February 28, 2011, our clients approved change orders totaling $53.8 million including a change order of $24.1 million on an on-going coal plant construction project and $8.7 million associated with our nuclear service work in China.

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

In addition to the unapproved change orders and claims discussed above, through February 28, 2011, we have recorded as reductions to cost in our EAC approximately $20.1 million in expected recoveries associated with backcharges, liquidated damages, and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See our discussion of legal proceedings in  Note 11 — Contingencies and Commitments for information with respect to certain vendor backcharges.

In the ordinary course of business, the company enters into various agreements pending assurances and guarantees to clients.  While in most cases these performance risks are offset by similar guarantees by our suppliers, there are instances where the full extent of the exposure is not eliminated.

Should we not prevail in these matters, the outcome could have an adverse effect on our statement of operations and statement of cash flows.

Project Incentives

Some of our contracts contain performance incentive and award fee arrangements (collectively referred to as project incentives) that provide for increasing or decreasing our revenue based upon the achievement of some measure of contract performance in relation to agreed upon targets. We include in our EAC revenue an estimate of the probable amounts of these project incentives we expect to earn if we achieve the agreed-upon criteria. We recognize revenue associated with these project incentives using the percentage-of-completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary.

At February 28, 2011 and August 31, 2010, our project EACs included approximately $124.2 million and $127.1 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement. On a percentage-of-completion basis, we have recorded $75.2 million and $70.2 million as of February 28, 2011 and August 31, 2010, respectively, of these estimated amounts in revenues for the related contracts. We bill incentive fees based on the terms and conditions of the individual contracts which may allow billing over the performance period of the contract or only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. Project incentives can occur in all segments but tend to be reoccurring in our Plant Services and E&I segments.

Note 16 — Business Segments

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

The E&I segment provides integrated engineering, design, construction and program and construction management services and executes environmental remediation solutions to government and private-sector clients worldwide.

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

The Investment in Westinghouse segment includes NEH’s Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Note 5 – Equity Method Investments and Variable Interest Entities and Note 7 – Debt and Revolving Letters of Credit for additional information with respect to the circumstances in which the Westinghouse Bond holders may direct NEH to exercise the Put Option and sell all or part of the Westinghouse Equity to Toshiba.

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

Our segments’ revenues, gross profit and income (loss) before income taxes and earnings from unconsolidated entities for the three and six months ended February 28, 2011 and 2010, were as follows:

	Three Months Ended		Six Months Ended
(In millions, except percentages)	2011	2010	2011	2010

Revenues:
Power	$558.3	$551.6	$1,063.3	$1,131.2
Plant Services	200.0	177.2	457.8	470.6
E&I	390.2	488.3	908.7	1,016.5
E&C	160.2	283.7	338.6	618.1
F&M	116.1	120.0	199.7	237.9
Corporate	—	—	—	0.1
Total revenues	$1,424.8	$1,620.8	$2,968.1	$3,474.4

Gross profit:
Power	$56.7	$18.7	$27.1	$51.7
Plant Services	15.9	8.4	39.2	28.6
E&I	35.9	45.3	84.3	92.8
E&C	(13.2)	43.4	(6.8)	72.8
F&M	19.5	24.1	31.6	44.7
Corporate	1.2	1.8	2.2	0.9
Total gross profit	$116.0	$141.7	$177.6	$291.5

Gross profit percentage:
Power	10.2%	3.4%	2.5%	4.6%
Plant Services	8.0	4.7	8.6	6.1
E&I	9.2	9.3	9.3	9.1
E&C	(8.2)	15.3	(2.0)	11.8
F&M	16.8	20.1	15.8	18.8
Corporate	NM	NM	NM	NM
Total gross profit percentage	8.1%	8.7%	6.0%	8.4%

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$49.8	$4.7	$8.6	$23.1
Plant Services	13.2	6.2	34.4	23.8
E&I	17.6	28.1	48.4	58.4
E&C	(18.9)	32.1	(24.1)	49.4
F&M	11.3	16.5	15.5	29.1
Investment in Westinghouse	(58.2)	30.1	(81.1)	(81.7)
Corporate	(17.3)	(16.3)	(34.1)	(32.8)
Total income before income taxes and earnings (losses) from unconsolidated entities	$(2.5)	$101.4	$(32.4)	$69.3
___________
NM — Not Meaningful

Our segments’ assets were as follows:

(In millions)	February 28, 2011	August 31, 2010
Assets
Power	$2,027.7	$2,041.2
Plant Services	238.6	206.4
E&I	902.7	1,185.4
E&C	672.2	717.7
F&M	649.7	664.8
Investment in Westinghouse	1,222.7	1,197.8
Corporate	971.1	965.6
Total segment assets	6,684.7	6,978.9
Elimination of investment in consolidated subsidiaries	(422.1)	(412.1)
Elimination of intercompany receivables	(490.2)	(570.5)
Total consolidated assets	$5,772.4	$5,996.3

Major Clients

Revenues related to U.S. government agencies or entities owned by the U.S. government were approximately $277.7 million and $590.4 million, respectively for the three and six months ended February 28, 2011, representing approximately 20% of our total revenues for each period.  For the three and six months ended February 28, 2010, we recorded revenues related to the U.S. government of approximately $407.7 million and $872.8 million, respectively, representing approximately 25% of our total revenues for each period.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At February 28, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$597,593	$—	$597,593	$—
Stock and bond mutual funds (a)	153,707	153,707	—	—
U.S. government and agency securities	2,526	—	2,526	—
Corporate bonds	31,050	—	31,050	—
Total	$784,876	$153,707	$631,169	$—

Liabilities:
Interest rate swap contract	$28,992	$—	$28,992	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,624	$—	$1,624	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$55	$—	$55	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$620,864	$—	$620,864	$—
Stock and bond mutual funds	82,130	82,130	—	—
U.S. government and agency securities	4,350	—	4,350	—
Foreign government and foreign government guaranteed securities	42,787	—	42,787	—
Corporate bonds	122,885	—	122,885	—
Total	$873,016	$82,130	$790,886	$—

Liabilities:
Interest rate swap contract	$33,242	$—	$33,242	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$2,669	$—	$2,669	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$174	$—	$174	$—

     The following are the primary valuation methodologies used for valuing our short-term and restricted short-term investments:

•
Corporate bonds and U.S. government and agency securities: Valued at quoted prices in markets that are not active, broker dealer quotations or other methods by which all significant inputs are observable, either directly or indirectly.

•
Foreign government and foreign government guaranteed securities: Valued at quoted prices in markets that are not active, broker dealer quotations or other methods by which all significant inputs are observable, either directly or indirectly.

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

See Note 2 – Cash, Cash Equivalents and Short-term Investments and Note 3 – Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments for additional information regarding our major categories of investments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective September 1, 2009, we adopted ASC 820, the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. To calculate the fair value of a reporting unit used in our goodwill impairment review, we utilized the guideline public company method (a market approach) and the discounted cash flow method (an income approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under these two methods, which we consider a Level 3 fair value measurement. During the three and six months ended February 28, 2011 and 2010, we did not record any fair value adjustments related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. See Note 6 – Goodwill and Other Intangible Assets for further discussion.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):

		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other Comprehensive Income (Loss)	$(0.7)	$(1.1)	$2.6	$(1.2)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$1.7	$(0.6)	$2.2	$0.2

Note 18 — Supplemental Cash Flow Information (in thousands)

	Six Months Ended February 28
	2011	2010

Non-cash investing and financing activities:
Additions to property, plant and equipment	$—	$12,840
Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $1,653 and $(737), respectively	$(2,597)	$1,173
Equity in Westinghouse’s accumulated other comprehensive income, net of deferred tax of $7,200 and $(2,702), respectively	$(11,309)	$4,299

Note 19 — Share Repurchase Program

In December 2010, our Board of Directors authorized the repurchase of up to $500 million of our common stock, at times and in such amounts as management deems appropriate. The repurchase program required the consent of our Restated Credit Agreement lenders for amounts in excess of $250 million, which we received by amending our Restated Credit Agreement allowing for amounts up to $500 million. During the quarter, we repurchased 1,224,400 shares under this program at a weighted average cost of $38.72 per share and a cost of approximately $47.4 million, including commissions. There remains an aggregate of approximately $452.6 million available for repurchases under the $500 million stock repurchase program. The repurchased shares are held in treasury and are available for reissuance. See Note 21 – Subsequent Events for information on the additional purchases made subsequent to February 28, 2011.

Note 20 — Business Combinations

We account for acquisitions in accordance with ASC Topic 805, Business Combinations when such acquisitions meet the qualification and definition of a business under the guidance, otherwise we account for the acquisitions as asset purchases. During the three months ended February 28, 2011, we completed an acquisition that was not material individually to our overall consolidated financial statements and our results of operations. This acquisition was a step-acquisition in which we acquired the other 50% of an equity method investee not previously owned. We determined the acquisition date fair value of our existing 50% equity interest under the income approach and recorded a gain of $2.4 million in the three months ended February 28, 2011, as a result of remeasuring our existing 50% equity interest to fair value.

Note 21 — Subsequent Events

In March 2011, we repurchased 4,550,060 of our outstanding shares at a weighted average cost of $33.86 per share and a total cost of $ 154.2 million. In addition, we have funded an additional $11.7 million under our credit facility with NINA, excluding accrued interest, since February 28, 2011.

Note 22 — Revision of Prior Period Financial Statements

During the three months ended February 28, 2011, we identified an error related to our calculation of revenue on a multi-currency contract in our E&C segment. The effect of this error was to overstate revenues and understate advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts for the years ended August 31, 2010 and 2009, including the related quarterly periods contained therein and to understate revenues and overstate advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts for the quarter ended November 30, 2010. In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in Accounting Standard Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections (“ASC 250”), ASC Topic 270 Interim Financial Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We believe that the effects of the error were not material to any previously reported quarterly or annual period. As such, the related corrections will be made to the applicable prior periods as such financial information is included in future filings with the SEC. In addition, we evaluated the effectiveness of the relevant internal controls over financial reporting in light of the internal control deficiencies that led to this error.

The prior period financial statements included in this filing have been revised to reflect the correction of this error, the effects of which have been summarized below.

Consolidated Balance Sheet

	As of August 31, 2010
(in thousands)	As Reported	Adjustment	As Adjusted
Current assets	$4,871,890	$-	$4,871,890
Total assets	$5,996,269	$-	$5,996,269
Current liabilities	$4,248,898	$12,894	$4,261,792
Total liabilities	$4,408,988	$12,894	$4,421,882
Total equity	$1,587,281	$(12,894)	$1,574,387

Consolidated Statement of Operations

	Three months ended February 28, 2010
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$1,624,259	$(3,466)	$1,620,793
Operating income	$72,821	$(3,466)	$69,355
Income (loss) before income taxes and earnings from unconsolidated entities	$104,834	$(3,466)	$101,368
Provision (benefit) for income taxes	$37,882	$(1,247)	$36,635
Income (loss) before earnings from unconsolidated entities	$66,952	$(2,219)	$64,733
Net income (loss)	$70,208	$(2,219)	$67,989
Net income (loss) attributable to Shaw	$63,726	$(2,219)	$61,507
Net income (loss) attributable to Shaw per common share:
Basic	$0.76	$(0.03)	$0.73
Diluted	$0.74	$(0.02)	$0.72

	Six months ended February 28, 2010
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$3,482,775	$(8,407)	$3,474,368
Operating income	$151,780	$(8,407)	$143,373

Income (loss) before income taxes and earnings from unconsolidated entities	$77,704	$(8,407)	$69,297
Provision (benefit) for income taxes	$26,731	$(3,024)	$23,707
Income (loss) before earnings from unconsolidated entities	$50,973	$(5,383)	$45,590
Net income (loss)	$54,069	$(5,383)	$48,686
Net income (loss) attributable to Shaw	$43,241	$(5,383)	$37,858
Net income (loss) attributable to Shaw per common share:
Basic	$0.52	$(0.07)	$0.45
Diluted	$0.51	$(0.07)	$0.44

	Twelve months ended August 31, 2010
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$7,000,779	$(16,737)	$6,984,042
Operating income	$297,939	$(16,737)	$281,202
Income (loss) before income taxes and earnings from unconsolidated entities	$147,830	$(16,737)	$131,093
Provision (benefit) for income taxes	$44,008	$(6,021)	$37,987
Income before earnings from unconsolidated entities	$103,822	$(10,716)	$93,106
Net income (loss)	$110,899	$(10,716)	$100,183
Net income (loss) attributable to Shaw	$92,714	$(10,716)	$81,998
Net income (loss) attributable to Shaw per common share:
Basic	$1.10	$(0.12)	$0.98
Diluted	$1.08	$(0.12)	$0.96

	Twelve months ended August 31, 2009
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$7,279,690	$(3,398)	$7,276,292
Operating income	$298,747	$(3,398)	$295,349
Income (loss) before income taxes and earnings from unconsolidated entities	$32,589	$(3,398)	$29,191
Provision (benefit) for income taxes	$11,880	$(1,220)	$10,660
Income (loss) before earnings from unconsolidated entities	$20,709	$(2,178)	$18,531
Net income (loss)	$31,728	$(2,178)	$29,550
Net income (loss) attributable to Shaw	$14,995	$(2,178)	$12,817
Net income (loss) attributable to Shaw per common share:
Basic	$0.18	$(0.03)	$0.15
Diluted	$0.18	$(0.03)	$0.15

Consolidated Statement of Cash Flow

The error did not impact our cash flows from operating activities, investing activities or financing activities for any of the periods affected.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Form 10- Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to:

•	continued pace of global economic recovery;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our clients operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	ability of our clients to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for domestic and foreign government agencies and private sector clients that are facing financial challenges;

•
review and investigation by domestic government agencies, whether relating to government contracts or other reasons, that could result in administrative, civil or criminal liabilities, including withholding a portion of amounts billed, repayments, fines or penalties or that could lead to suspension or debarment from future domestic government contracting;

•	delays and/or defaults in client payments;

•	the expiration of the U.S. government’s continuing budget resolution that could impact the amounts and timing of billings and collections on government projects;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant clients, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners or subcontractors to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems including union contracts up for collective bargaining;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	the pace or cost of global nuclear development as a result of recent accidents at certain of Japan’s nuclear facilities following the earthquakes and tsunami on March 11, 2011;

•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;

•	protection and validity of patents and other intellectual property rights;

•	risks related to NEH’s Investment in Westinghouse;

•	the U.S. administration’s support of the nuclear power option and the Department of Energy (DOE) loan guarantee program;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

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

•
the ability of our clients to receive or the possibility of our clients being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Power segment.

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses our financial position at February 28, 2011, and the results of our operations for the three and six months ended February 28, 2011 and 2010. The following discussion should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2010 Form 10-K.

General Overview

We are a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated electric utilities, merchant power producers, and government agencies. Through our investments, we have exclusive opportunities to bid on EPC services on future Westinghouse advanced passive AP1000 nuclear power technology units to be built in the U.S. and other locations and certain exclusive opportunities with Toshiba for providing EPC services for new Toshiba ABWR nuclear power plants worldwide, except in Japan and Vietnam. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies provide an advantage and will help us to compete on a longer-term basis with lower cost competitors.

We have significant experience in effectively managing subcontractors, craft labor and materials procurement associated with the construction of oil refineries, petrochemical plants, electric power generation plants and other industrial facilities. We have the versatility to function on any given project as the primary contractor, subcontractor or quality assurance construction manager. We provide technical and economic analysis to a global client base primarily in the fossil and nuclear power, and energy and chemicals industries. We are organized under the following seven reportable segments:

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

Nuclear Power Generation.  Approximately 20% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services to the domestic and international nuclear power industry, including engineering, design, procurement, construction and project management. We have been awarded three engineering, procurement and construction contracts to build a total of six AP1000 nuclear power units in the U.S. — two units each for Georgia Power, South Carolina Electric & Gas and Progress Energy. In China, we are providing technical and project management services for four AP1000 nuclear power units at two sites and have an initial contract for an additional two AP1000 nuclear units at a third site. Advancement on the China nuclear projects continues with the completion of significant construction milestones. In November 2010, we were awarded the role of engineering, procurement and construction contractor for NINA’s South Texas Project Expansion currently under development. We are working as a consortium team member with Toshiba America Nuclear Energy, a U.S. based Toshiba subsidiary.

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

Air Quality Control (AQC). Our AQC business includes domestic and international markets for flue gas desulfurization (FGD) retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture systems, and selective catalytic reduction (SCR) processes for fossil fueled power plants. AQC activity is heavily dependent on federal and state regulation of air pollution. Although activity has declined in recent years, we are closely following air regulations that are being developed by states and the Environmental Protection Agency (EPA). We anticipate that these new regulations may drive a rebound in AQC activity.

For example, the Clean Air Transport Rule (Transport Rule) is being developed by EPA as a replacement for the Clean Air Interstate Rule (CAIR) that was vacated by the D.C. Circuit Court of Appeals in July 2008. The Transport Rule is designed to lower sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. It was issued in proposed form in July 2010, and the final rule is expected by mid 2011. Also, the MACT Rule (maximum achievable control technology) is being developed by EPA to address mercury and other hazardous air pollutants (HAPs). The MACT Rule is expected to be issued in proposed form by early 2011 with a final rule by November 2011. Regulation of greenhouse gases (GHGs) by EPA under the Clean Air Act began in January 2011. This regulation will require application of best available control technologies (BACT), and the EPA is in the process of developing those rules.

We are working with owners of fossil-fueled power plants to evaluate these regulations and develop compliance strategies. We anticipate opportunities for installing various air pollution control technologies to arise as these plans are finalized. Our current AQC work includes executing an EPC contract for a state-of-the-art FGD system. We completed three additional AQC retrofit projects at five sites in the last 16 months.

Plant Services Segment

Our Plant Services segment is a market leader, providing a full range of integrated asset life-cycle capabilities that complement our power and industrial EPC services. We provide clients with refueling outage maintenance, turnaround maintenance, routine maintenance, offshore maintenance, modifications, capital construction, off-site modularization, fabrication, reliability engineering, plant engineering, plant support and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial facilities, as well as offer predictive and preventative maintenance. The services provided by our Plant Services segment are provided at client work sites primarily in North America.

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

Fossil Plant Maintenance and Modifications. In addition to nuclear plant maintenance, we provide or offer services to fossil generating facilities including coal and natural gas plants. Our nuclear maintenance expertise and construction planning and execution skills support the services we provide to fossil power clients.

Industrial Maintenance and Modifications. We have a continuous presence at several U.S. field locations serving alternative energy, petrochemical, specialty chemical, oil and gas, steel, manufacturing and refining industries. We offer comprehensive services to clients in combinations that increase capacity, reduce expenditures and optimize costs to enable higher returns on production within their facilities.

Capital Construction. Our capital construction experts bring decades of experience to serve clients in chemical, petrochemical, refining and power industries throughout the U.S. Our construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation services, mechanical and piping system erection and modular construction. We also can successfully mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes.

Environmental & Infrastructure (E&I) Segment

As a leader in engineering, design, and construction, our E&I segment provides services to commercial and federal, state and local government clients. Services include major facility, transportation and water infrastructure, environmental remediation and restoration, logistic support, operations and maintenance, emergency response and recovery, laboratory and technology, and energy.

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

Design-Build. We use our proficiencies in engineering, design, procurement, operations, construction and construction management for all design-build phases of large infrastructure projects. Our hurricane protection project in New Orleans, Louisiana, is the largest design-build civil works project ever awarded by the U.S. Army Corps of Engineers (USACE). Also, Shaw AREVA MOX Services, LLC, comprised of Shaw and AREVA, a French business corporation, is under contract with the DOE to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, South Carolina, a first-of-its-kind facility in the U.S. to process weapons-grade plutonium into fuel for nuclear power generating plants. Additionally, Shaw provides a range of cost-effective green building solutions, including those that meet requirements for Leadership in Energy and Environmental Design (LEED) certified structures for the federal government, to help our clients achieve their sustainability goals and improve their earnings.

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

Coastal, Maritime and Natural Resource Engineering and Restoration. We provide engineering and design services, including port and waterway navigation feasibility and development, sediment management, coastal engineering, environmental services, levee development, barrier island and shoreline protection and restoration, and marine security. We also perform wetlands construction, mitigation and restoration. Many of our projects are generated by the Coastal Wetlands Planning Protection and Restoration Act, which provides federal funds to restore and conserve coastal wetlands and barrier islands. In response to the Deepwater Horizon oil spill, we are providing the State of Louisiana with project management and construction services. Our acquisition of Coastal Planning & Engineering, Inc. in March 2011, strengthens our coastal engineering and restoration capabilities and provides an established presence in Brazil, where we see opportunities to assist in that country’s coastal restoration, redevelopment and expansion.

General Infrastructure and Transportation. We provide construction management and program management for infrastructure projects related to transportation, water and wastewater systems. We also offer a full range of technical and management services to design, plan, engineer, construct, renovate, operate and maintain highways, railways, transit systems, waterways and airports. We provide airport-related services for runways, taxiways, aprons, terminals and concourses. Bridge and roadwork, transit and highway tunnels, parking structures and vehicle maintenance facilities also are included in our scope of services. U.S. municipal agencies such as the San Francisco Public Utilities Commission have engaged us for major water infrastructure needs, which include water system improvements and wastewater services such as planning, collection and treatment, as well as plant construction.

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

Although the current global economic climate has adversely impacted the E&C segment’s awards of new work in recent periods, we anticipate that, if and to the extent the economy recovers, expenditures by our major oil and gas and petrochemical clients will increase.

Consulting.  Our consulting business provides independent commercial, financial and technical management advice. We support operating companies, the financial sector, developers, utilities and governments with projects in the power, hydrocarbon processing, water and related industries. Our expertise is valued by clients seeking to design and construct new facilities. Companies with existing assets seek our advice to enhance facilities or to support a range of asset transactions. While global economic conditions have slowed the pace of new consulting engagements, we believe we are well positioned to take advantage of any recovery.

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

The large amount of ethylene on the market, coupled with the slow pace of economic recovery, has contributed to reduced ethylene demand and delays of new awards. However, there are exceptions, such as the Middle East, where projects are more likely to proceed because of the availability of low-cost feedstock, and China, India and Latin America, where ethylene markets seem to be affected less by the economic slowdown. In North America, we believe that low natural gas prices will make ethylene production more competitive. We also believe that as owners seek to increase propylene production and maximize overall productivity, there will be greater opportunities to revamp existing facilities during the next several years.

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
Shaw’s Fluid Catalytic Cracking (FCC) technology, jointly licensed with an international partner, remains a key technology, stemming from its flexibility to handle a variety of feedstocks and its ability to significantly increase the production of gasoline and polymer-grade propylene. Whether applied in a grassroots unit or a revamp, our FCC technology can process low-quality feedstocks and add value by improving product yields, quality and energy efficiency. We have completed 48 grassroots licensed FCC units and many revamps that include modifications to our competitors’ technology designs. We also offer enhanced high severity cracking technologies, including Deep Catalytic Cracking and Catalytic Pyrolysis Process, which maximize the production of propylene and ethylene.

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

F&M supports both external clients and other Shaw business segments. For example, F&M provides pipe and structural steel fabrication for the E&I’s DOE work and several Power projects. F&M’s newest facility assembles modules for the construction of nuclear power plants and offshore oil and gas projects.

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

 We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela, as well as through a joint venture in Bahrain. Our South Carolina facility is certified to fabricate pipe for nuclear energy plants and maintains nuclear pipe American Society of Mechanical Engineers certification. Additionally, we are constructing another pipe fabrication facility in the Industrial City of Abu Dhabi in the United Arab Emirates.

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

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20% equity interest (Westinghouse Equity) in Westinghouse, held by NEH, our wholly-owned special purpose subsidiary.  Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power. We believe that Westinghouse products and services are being used in approximately half of the world’s operating nuclear plants, including 60% of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.  In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two in South Carolina and two in Florida. Please see our disclosures under Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 — Debt and Revolving Lines of Credit and “Liquidity” below for additional information related to our Investment in Westinghouse Segment and circumstances in which NEH’s Westinghouse Equity may be re-purchased by Toshiba.

Concurrent and in connection with NEH’s acquisition of the Westinghouse Equity, we executed with Toshiba the Westinghouse CRA, which provides us with certain exclusive opportunities relating to marketing, developing, engineering and constructing Westinghouse AP1000 nuclear power plants. Under the CRA, Shaw has the exclusive right to perform specific services and/or provide equipment for AP1000 units which Shaw and Toshiba mutually agree to pursue.  The specific services and equipment include, among other things, the right to provide:  (i) EPC services on future Westinghouse AP1000 nuclear power plants; (ii) piping for certain units; and (iii) selected modules for those units (“Exclusive Services”). Pursuant to the terms of the CRA, Toshiba will cause Westinghouse to promote Shaw as its provider of choice for the Exclusive Services. In addition, the CRA acknowledges that the parties intend for Westinghouse to treat us no less favorably than it treats Toshiba when evaluating customer needs and/or demands. The exclusive right to provide the Exclusive Services is inapplicable if Westinghouse can demonstrate that Shaw does not meet certain conditions. Additionally, the CRA contemplates that Shaw and Westinghouse will work collaboratively to develop additional initiatives from the core competencies of both companies.

The Westinghouse CRA has a six year term expiring in 2013 and contains renewal provisions. As long as we maintain more than a 15% interest in Westinghouse, we maintain our exclusivity rights provided under the terms of the Westinghouse CRA. However, we would continue to retain our rights under the Westinghouse CRA for projects for which a request for proposal had been received prior to the CRA’s termination. For financial reporting purposes, we concluded at the time of signing the agreement that no value should be allocated to the Westinghouse CRA nor should it be recognized as a separate asset.

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

Overview of Results and Outlook

The strong operational performance by our Power, Plant Services, E&I and F&M segments during the second quarter of fiscal 2011 was adversely impacted by the results on a major project in the E&C segment which included increased cost, foreign exchange loss and the corresponding reduction in the estimated percentage of completion on an international project. The financial results were also negatively impacted by a $46.9 million pre-tax foreign exchange translation loss on the JPY-denominated bonds related to our Investment in Westinghouse but also included a $23 million pre-tax gain in our Power segment associated with a favorable arbitration award on an international project.

Our Power segment’s financial results reflect increased activity on two of our domestic AP1000 nuclear power projects as well as continued execution of EPC projects for three new coal-fired and three new gas-fired power plants. The segment’s results benefited from a $23 million pre-tax gain associated with an arbitration award noted above.

Our Plant Services segment experienced slight increases in revenues and profits in the three months ended February 28, 2011, as compared to the same period in the prior fiscal year. The segment continued its execution of refueling outages at U.S. nuclear power plants and maintenance services at several large industrial facilities.

Our E&I segment generated lower revenue and earnings, primarily driven by decreased activity on our hurricane protection project and delayed release of work until March 2011 on a domestic federal government project.  We expect the volume of earnings to increase for the remainder of the fiscal year with strong execution of existing projects, such as our MOX project for the DOE in South Carolina.

Our E&C segment experienced reduced revenues and earnings in the three months ended February 28, 2011, as compared to the same period in the prior fiscal year resulting primarily from the project described above and a decline in new awards. We anticipate continued reduced revenues and profits throughout fiscal year 2011 for the E&C segment.

Similarly, our F&M segment experienced reduced revenues in the second quarter of fiscal year 2011 as compared to the same period in the prior fiscal year. The decrease is primarily due to a decline in new awards during fiscal years 2010 and 2011 from oil refining and petrochemical related projects. The decline in new orders is expected to be largely offset by increases in work performed at the new modular assembly facility relating to the nuclear power plants our Power segment is executing in Georgia and South Carolina.

The Westinghouse segment continued to negatively impact our consolidated financial results due to non-operating foreign exchange translation losses on our subsidiary’s JPY-denominated Westinghouse Bonds. However, risks associated with the JPY-USD exchange rate movements are significantly mitigated by the JPY-denominated Put Option which is not re-valued for financial reporting purposes. The translation loss occurs when the JPY appreciates against the USD while a gain occurs if the JPY depreciates against the USD. The exchange rate of the JPY to the USD at February 28, 2011, was 81.6 as compared to 88.9 as of February 28, 2010.

Our Power and E&I segments experienced relatively strong bookings of new awards during the second quarter of fiscal year 2011 and we generated $70.7 million in operating cash flow from our consolidated operating earnings and positive working capital movements in our Power segment.

Consolidated Results of Operations

    The information below is an analysis of our consolidated results for the three and six months ended February 28, 2011 and 2010.  See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

	Three Months Ended
(dollars in millions)	2011	2010	$ Change	% Change

Revenues	$1,424.8	$1,620.8	$(196.0)	(12.1)%
Gross profit	116.0	141.7	(25.7)	(18.1)%
Selling, general and administrative expenses	73.1	72.3	0.8	1.1%
Interest expense	11.6	11.1	0.5	4.5%
Provision for income taxes	(1.0)	36.6	(37.6)	(102.7)%
Earnings from unconsolidated entities, net of taxes	3.8	3.3	0.5	15.2%
Net income attributable to Shaw	1.2	61.5	(60.3)	(98.0)%

	Six Months Ended
(dollars in millions)	2011	2010	$ Change	% Change

Revenues	$2,968.1	$3,474.4	$(506.3)	(14.6)%
Gross profit	177.6	291.5	(113.9)	(39.1)%
Selling, general and administrative expenses	144.0	148.1	(4.1)	(2.8)%
Interest expense	23.4	21.4	2.0	9.3%
(Benefit) Provision for income taxes	(12.7)	23.7	(36.4)	(153.6)%
Earnings from unconsolidated entities, net of taxes	6.6	3.1	3.5	112.9%
Net (loss) income attributable to Shaw	(14.8)	37.9	(52.7)	(139.1)%

Revenue

Revenue for the three months ended February 28, 2011, decreased $196.0 million, or 12.1%, to $1,424.8 million from $1,620.8 million for the same period in the prior fiscal year. This decrease was driven primarily by declines in the volume of business in our E&C and E&I segments in the current period partially offset by increases in revenues in our Plant Services and Power segments. The decrease in revenue in our E&C segment is a result of the reduced quantity of bookings of new contracts that occurred throughout the prior fiscal year. We expect our E&C segment’s volume of business to continue at reduced levels for the remainder of fiscal year 2011. Revenues at our E&I segment were impacted by the decline in volume on our hurricane protection project as well as delays in the release of new work from U.S. government programs. Revenues in our Plant Services segment increased $22.8 million, or 12.9% , over the same period in the prior fiscal year due to a higher number of nuclear refueling outages and the addition of a site to an existing industrial maintenance contract that added an additional industrial maintenance contract and continued executing refueling  in the current quarter as compared to the same period in the prior year.

Gross profit

Consolidated gross profit for the three months ended February 28, 2011, decreased $25.7 million, or 18.1%, to $116.0 million from $141.7 million for the same period in the prior fiscal year primarily due to decreases in revenue  in our E&C and E&I segments discussed above. Gross profit in our Power segment increased in the current year as compared to the same period in the prior year due to increased profits on our coal EPC projects and a favorable arbitration ruling in Taiwan. Gross profit in our Plant Services segment improved due to sound execution across multiple business lines.

Selling, general and administrative expenses(SG&A)

For the three month ended February 28, 2011, SG&A increased by $0.8 million, or 1.1%, to $73.1 million from $72.3 million in the same period in the prior fiscal year. This increase was due primarily to higher legal and professional fees in the current period partially offset by lower salaries and related expenses.

(Benefit) provision for income taxes

The decrease in the provision for income taxes for the three and six months ended February 28, 2011, as compared to the corresponding periods in the prior fiscal year was primarily due to the decrease in income before income taxes and earnings (losses) from unconsolidated entities.

Our consolidated tax rate for the three and six months ended February 28, 2011, was a benefit of 39%. In comparison, our consolidated tax rate for the three and six months ended February 28, 2010 was a provision of 36% and 34%, respectively. We expect our fiscal 2011 annual effective tax rate, excluding discrete items, to be approximately 37%.

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

Segment Results of Operations

The following comments and tables compare selected summary financial information related to our segments for the three and six months ended February 28, 2011 and 2010 (dollars in millions).

	Three Months Ended
	2011	2010	$ Change	% Change
Revenues:
Power	$558.3	$551.6	$6.7	1.2%
Plant Services	200.0	177.2	22.8	12.9
E&I	390.2	488.3	(98.1)	(20.1)
E&C	160.2	283.7	(123.5)	(43.5)
F&M	116.1	120.0	(3.9)	(3.3)
Corporate	—	—	—	NM
Total revenues	$1,424.8	$1,620.8	$(196.0)	(12.1)%

Gross profit:
Power	$56.7	$18.7	$38.0	203.2%
Plant Services	15.9	8.4	7.5	89.3
E&I	35.9	45.3	(9.4)	(20.8)
E&C	(13.2)	43.4	(56.6)	(130.4)
F&M	19.5	24.1	(4.6)	(19.1)
Corporate	1.2	1.8	(0.6)	(33.3)
Total gross profit	$116.0	$141.7	$(25.7)	(18.1)%

Gross profit percentage:
Power	10.2%	3.4%
Plant Services	8.0	4.7
E&I	9.2	9.3
E&C	(8.2)	15.3
F&M	16.8	20.1
Corporate	NM	NM
Total gross profit percentage	8.1%	8.7%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$49.8	$4.7	$45.1	959.6%
Plant Services	13.2	6.2	7.0	112.9
E&I	17.6	28.1	(10.5)	(37.4)
E&C	(18.9)	32.1	(51.0)	(158.9)
F&M	11.3	16.5	(5.2)	(31.5)
Investment in Westinghouse	(58.2)	30.1	(88.3)	(293.4)
Corporate	(17.3)	(16.3)	(1.0)	(6.1)
Total income (loss) before income taxes and earnings from unconsolidated entities	$(2.5)	$101.4	$(103.9)	(102.5)%
____________
NM — Not Meaningful.

	Six Months Ended
	2011	2010	$ Change	% Change
Revenues:
Power	$1,063.3	$1,131.2	$(67.9)	(6.0)%
Plant Services	457.8	470.6	(12.8)	(2.7)
E&I	908.7	1,016.5	(107.8)	(10.6)
E&C	338.6	618.1	(279.5)	(45.2)
F&M	199.7	237.9	(38.2)	(16.1)
Corporate	—	0.1	(0.1)	(100.0)
Total revenues	$2,968.1	$3,474.4	$(506.3)	(14.6)%

Gross profit:
Power	$27.1	$51.7	$(24.6)	(47.6)%
Plant Services	39.2	28.6	10.6	37.1
E&I	84.3	92.8	(8.5)	(9.2)
E&C	(6.8)	72.8	(79.6)	(109.3)
F&M	31.6	44.7	(13.1)	(29.3)
Corporate	2.2	0.9	1.3	144.4
Total gross profit	$177.6	$291.5	$(113.9)	(39.1)%

Gross profit percentage:
Power	2.5%	4.6%
Plant Services	8.6	6.1
E&I	9.3	9.1
E&C	(2.0)	11.8
F&M	15.8	18.8
Corporate	NM	NM
Total gross profit percentage	6.0%	8.4%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$8.6	$23.1	$(14.5)	(62.8)%
Plant Services	34.4	23.8	10.6	44.5
E&I	48.4	58.4	(10.0)	(17.1)
E&C	(24.1)	49.4	(73.5)	(148.8)
F&M	15.5	29.1	(13.6)	(46.7)
Investment in Westinghouse	(81.1)	(81.7)	0.6	0.7
Corporate	(34.1)	(32.8)	(1.3)	(4.0)
Total income (loss) before income taxes and earnings from unconsolidated entities	$(32.4)	$69.3	$(101.7)	(146.8)%
____________
NM — Not Meaningful

The following table presents our revenues by geographic region generally based on the site location of the project for the three and six months ended February 28, 2011 and 2010.

	Three Months Ended				Six Months Ended
	2011		2010		2011		2010
Geographic Region	(In millions)%		(In millions)%		(In millions)%		(In millions)%
United States	$1,183.0	83	$1,263.4	78	$2,491.3	84	$2,718.8	78
Asia/Pacific Rim	164.2	12	248.0	16	332.9	11	512.0	15
Middle East	33.0	2	70.3	4	58.7	2	163.1	5
Canada	1.9	—	3.6	—	5.1	—	7.2	—
United Kingdom and other European Countries	29.5	2	11.8	1	57.6	2	36.9	1
South America and Mexico	12.0	1	3.0	—	16.7	1	6.6	—
Other	1.2	—	20.7	1	5.8	—	29.8	1
Total revenues	$1,424.8	100%	$1,620.8	100%	$2,968.1	100%	$3,474.4	100%

Business Segment Analysis

Power Segment

Our Power segment continued executing major electric power generation projects across the globe. Work continues on three major EPC coal fired power plants in the U.S., but activity on two contracts for four domestic AP1000 nuclear units is becoming a more significant component of this segment’s revenues. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. We continue to see reduced activity for future new build coal-fired power plants, while AQC project opportunities are dependent on finalizing pending air emission regulations in the U.S.  Interest in new build nuclear power plants and uprates on existing nuclear power plants was strong prior to the recent earthquakes, tsunami and subsequent damage to several of Japan’s nuclear reactors.  It is too early to determine the impact of these events on new build nuclear power and uprate power markets, but our existing clients in the U.S. and China have stated their intentions to continue execution of existing contracts. (See ITEM 1A. — RISK FACTORS)

Revenues (2nd Quarter)

Revenues increased by $6.7 million, or 1.2%, to $558.3 million for the three months ended February 28, 2011, from $551.6 million generated for the same period in the prior fiscal year. This increase was due primarily to increased volume in our nuclear services business of $21.4 million, additional revenue of $24.8 million resulting from a favorable arbitration ruling in Taiwan, increased activity in our gas-fired power plant projects of $15.0 million, a $11.0 million increase in activity on our domestic nuclear EPC construction projects and increases in other projects of $26.3 million.  Partially offsetting those increases were decreases in our coal and air quality businesses volumes of approximately $96.8 million for the second quarter of fiscal year 2011 compared to the same period in fiscal year 2010 as several projects reached substantial completion in fiscal year 2010.

Gross profit and gross profit percentage (2nd Quarter)

Gross profit increased $38.0 million, or 203.2%, to $56.7 million for the three months ended February 28, 2011, from $18.7 million for the same period in the prior fiscal year. The segment’s gross profit percentage increased to 10.2% for the three months ended February 28, 2011, compared to 3.4% in the same period in the prior fiscal year. The increase in gross profit and gross profit percentage was primarily due to the favorable arbitration ruling in Taiwan of $19.8 million and increased gross profit on our EPC coal projects of $19.8 million. Partially offsetting these increases was the substantial completion of a number of AQC projects in fiscal year 2010 and lower volume on a EPC gas project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $45.1 million, or 959.6%, to $49.8 million for the three months ended February 28, 2011, from $4.7 million for the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above as well as a $1.8 million reduction in SG&A.

Revenues (Year to Date)

     Revenues decreased by $67.9 million, or 6.0%, to $1,063.3 million for the six months ended February 28, 2011, from $1,131.2 million for the same period in the prior fiscal year. This decrease in revenue was due primarily to the substantial completion of several coal and AQC projects in fiscal year 2010 ($184.4 million) and lower volume on continuing EPC coal projects of $48.6 million, as well as the adverse jury verdict that resulted in a reduction in revenue of $61.5 million for the three months ended November 30, 2010. Partially offsetting this decrease were increases in revenue in our Nuclear services business of $33.4 million, volume increases on two contracts for four domestic AP1000 nuclear reactors and two new build gas-fired power plants of $151.8 million as well as additional revenue of $24.8 million resulting from a favorable arbitration ruling in Taiwan.

Gross profit and gross profit percentage (Year to Date)

      Gross profit decreased $24.6 million, or 47.6%, to $27.1 million for the six months ended February 28, 2011, from $51.7 million for the same period in the prior fiscal year. The segment’s gross profit percentage decreased to 2.5% for the six months ended February 28, 2011, compared to 4.6% in the same period in the prior fiscal year.  The decrease in gross profit and gross profit percentage was primarily due to the adverse jury verdict that resulted in a reduction in gross profit of $63.4 million for the three months ended November 30, 2010 as well as the substantial completion of several coal and AQC EPC in fiscal year 2010 which contributed $11.0 million gross profit in same period of the prior fiscal year. Partially offsetting this decrease were additional gross profit of $7.2 million on domestic nuclear EPC construction projects and $19.0 million on coal and gas EPC contracts, as well as $19.8 million of gross profit resulting from a favorable arbitration ruling in Taiwan.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $14.5 million, or 62.8%, to $8.6 million for the six months ended February 28, 2011, from $23.1 million for the same period in the prior fiscal year, primarily attributable to the decreases in gross profit discussed above partially offset by a reduction of SG &A of approximately $4.3 million due to reduced bid and proposal expenses in the current fiscal year as compared to the prior fiscal year.

Plant Services Segment

Our Plant Services segment’s performance improved during the second quarter of fiscal 2011 as compared to the same period of fiscal 2010 due to sound execution across multiple business lines, the addition of a site for an existing industrial maintenance contract and a higher number of nuclear refueling outages during the current quarter. The volume of business within Plant Services is typically seasonal in nature due to the timing of nuclear refueling outages. Utilities typically schedule nuclear refueling outages during lower energy consumption periods in the fall and spring, which correspond with the first and third quarters of Shaw’s fiscal year.

We currently perform maintenance services at approximately one-third of the existing nuclear power plants in the U.S. and it is too early to determine what impact, if any, recent events in Japan could have on our on-going maintenance markets or demand for facilities upgrades.

Revenues (2nd Quarter)

Revenues increased by $22.8 million, or 12.9%, to $200.0 million for the three months ended February 28, 2011, from $177.2 million for the same period in the prior fiscal year. The increase in revenue was primarily due to a higher number of nuclear refueling outages and the addition of a site to an existing industrial maintenance contract that resulted in an increase in revenues of approximately $10.7 million. This increase in revenue was offset by reduced revenue in our construction business.

Gross profit and gross profit percentage (2nd Quarter)

Gross profit increased $7.5 million, or 89.3% to $15.9 million for the three months ended February 28, 2011, from $8.4 million for the same period in the prior fiscal year. Gross profit percentage increased to 8.0% for the three months ended February 28, 2011, from 4.7% in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to solid execution across multiple business lines, an increased number of nuclear refueling outages and the addition of a site for an existing industrial maintenance contract.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $7.0 million, or 112.9%, to $13.2 million for the three months ended February 28, 2011, from $6.2 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above partially offset by increased selling, general and administrative expenses resulting from increased spending for bid and proposal efforts.

Revenues (Year to Date)

Revenue for the Plant Services segment decreased $12.8 million, or 2.7%, to $457.8 million for the six months ended 28, 2011, from $470.6 million for the same period in the prior fiscal year due to a lower number of nuclear refueling outages performed in fiscal year 2011 and decreased activity in our construction business.

Gross profit and gross profit percentage (Year to Date)

Gross profit increased $10.6 million, or 37.1%, to $39.2 million for the six months ended February 28, 2011, from $28.6 million for the same period in the prior fiscal year.  Gross profit percentage increased to 8.6% for the six months ended February 28, 2011, from 6.1% in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to improved performance on certain nuclear maintenance contracts and additional scope on a major capital project at a nuclear plant. Gross profit also increased due to the addition of a site for an existing industrial maintenance contract.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $10.6 million, or 44.5%, to $34.4 million for the six months ended February 28, 2011, from $23.8 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

E&I Segment

Our E&I segment was impacted by decreased activity on our hurricane protection project which is expected to be completed this summer as well as delays in the release of new business relating to our federal government programs.  We expect our results to improve for the remainder of the fiscal year with strong execution of our existing projects, such as our MOX project for DOE in South Carolina, and a favorable outlook from recently awarded contracts.

Revenues (2nd Quarter)

E&I revenues decreased $98.1 million, or 20.1%, to $390.2 million for the three months ended February 28, 2011, from $488.3 million for the same period in the prior fiscal year.  This decrease was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana and a previously consolidated joint venture that completed execution of a project for the DOE in the 4th quarter of fiscal year 2010.  The decrease was partially offset by increased activity on our MOX consolidated joint venture for the DOE and our coastal protection and restoration project for the State of Louisiana.

Gross profit and gross profit percentage (2nd Quarter)

E&I gross profit decreased $9.4 million, or 20.8%, to $35.9 million for the three months ended February 28, 2011, from $45.3 million for the same period in the prior fiscal year.  Gross profit percentage decreased slightly to 9.2% for the six months ended February 28, 2011, from 9.3% in the same period in the prior fiscal year.  The decrease in gross profit was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $10.5 million, or 37.4%, to $17.6  million for the three months ended February 28, 2011, from $28.1 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit described above.

Revenues (Year to Date)

E&I revenues decreased $107.8 million, or 10.6%, to $908.7 million for the six months ended February 28, 2011, from $1,016.5 million for the same period in the prior fiscal year.  This decrease was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana and a previously consolidated joint venture that completed execution of a project for the DOE in the 4th quarter of fiscal year 2010.  The decrease was partially offset by increased activity on our coastal protection and restoration project for the State of Louisiana and our MOX consolidated joint venture for the DOE.

Gross profit and gross profit percentage (Year to Date)

E&I gross profit decreased $8.5 million, or 9.2%, to $84.3 million for the six months ended February 28, 2011, from $92.8 million for the same period in the prior fiscal year.  Gross profit percentage increased slightly to 9.3% for the six months ended February 28, 2011, from 9.1% in the same period in the prior fiscal year.  The decrease in gross profit was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana partially offset by increased activity on our coastal protection and restoration project for the State of Louisiana.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $10.0 million, or 17.1%, to $48.4 million for the six months ended February 28, 2011, from $58.4 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit described above.

E&C Segment

Our E&C segment experienced an expected decrease in volume and profits for the second quarter of fiscal year 2011 as a result of the reduced quantity of bookings of new contracts that occurred throughout the prior year and from increased cost, foreign exchange loss and the corresponding reduction in the estimated percentage of completion on an international project. Revenues for E&C decreased from fiscal year 2010 primarily due to reduced volumes of client furnished materials and reimbursable costs which are invoiced to clients without profit, and reduced revenues from engineering services resulting from fewer awards of new work.

Revenues (2nd Quarter)

E&C’s revenues decreased $123.5 million, or 43.5%, to $160.2 million for the three months ended February 28, 2011, from $283.7 million for the same period in the prior fiscal year. The reduction in revenue was primarily due to fewer awards of new engineering and procurement contracts compared to previous year as well as a reduction in customer furnished materials furnished material and pass through revenues of $48.4 milion for which we recognize no gross profit or loss. Customer furnished materials and pass through revenues were $9.7 million and $58.1 million for the three months ended February 28, 2011 and 2010, respectively.

Gross profit and gross profit percentage (2nd Quarter)

Gross profit decreased $56.6 million, or 130.4%, to $(13.2) million for the three months ended February 28, 2011, from $43.4 million for the same period in the prior fiscal year. Gross profit percentage decreased to (8.2)% for the three months ended February 28, 2011, from 15.3% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services and procurement contracts in the prior year and $15.5 million in increased cost, foreign exchange loss and the corresponding reduction in the estimated percentage of completion on an international project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $51.0 million, or 158.9%, to a loss of $18.9 million for the three months ended February 28, 2011, compared to income of $32.1 million for the same period in the prior fiscal year. The decrease was primarily a result of the decrease in gross profit and gross profit percentage described above partially  offset by a $2.4 million gain recorded as a result of the step-acqusition completed during the three months ended February 28, 2011, foreign currency gains and a slight decrease in selling, general and administration expense.

Revenues (Year to Date)

Revenues decreased $279.5 million, or 45.2%, to $338.6 million for the six months ended February 28, 2011, from $618.1 million for the same period in the prior fiscal year. Included in these revenues were customer furnished material and pass through revenues of  $16.5 million and $157.2 million for the six months ended February 28, 2011 and 2010, respectively, for which we recognize no gross profit or loss. In addition to the decrease in customer furnished material and pass through revenue, E&C experienced lower revenues due to reduced engineering services and procurement contracts from the prior year.

Gross profit and gross profit percentage (Year to Date)

Gross profit decreased $79.6 million, or 109.3%, to $(6.8) million for the six months ended February 28, 2011, from $72.8 million for the same period in the prior fiscal year. Gross profit percentage decreased to (2.0)% for the six months ended February 28, 2011, from 11.8% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services and procurement contracts in fiscal year 2010 as well as the increased cost, foreign exchange loss and the corresponding reduction in the estimated percentage of completion on an international project mentioned previously.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $73.5 million, or 148.8%, to a loss of $24.1 million for the six months ended February 28, 2011, compared to income of $49.4 million for the same period in the prior fiscal year. The decrease was primarily a result of the factors noted partially offset by foreign currency gains and a $2.4 million gain recorded as a result of the step-acqusition completed during the three months ended February 28, 2011.

F&M Segment

Our F&M segment experienced an expected decline in volume and profits for the second quarter of fiscal year 2011 as a result of reduced amounts of non-nuclear bookings of new contracts throughout the prior fiscal year and because work associated with the AP1000 work subcontracted from our Power segment has yet to significantly impact revenues and earnings. We expect this downturn in volume and profits to continue through the third quarter of fiscal year 2011 but subsequently improve in the fourth quarter to the extent that our nuclear modular assembly activity accelerates.

Revenues (2nd Quarter)

Revenues decreased $3.9 million, or 3.3%, to $116.1 million for the three months ended February 28, 2011, from $120.0 million for the same period in the prior fiscal year. This decrease was due primarily to fewer oil refining/petrochemical projects and the completion of several coal fired power plant projects in the prior fiscal year.

Gross profit and gross profit percentage (2nd Quarter)

Gross profit decreased $4.6 million, or 19.1%, to $19.5 million for the three months ended February 28, 2011, from $24.1 million in the same period in the prior fiscal year. Gross profit percentage decreased to 16.8% for the three months ended February 28, 2011, from 20.1% in the same period in the prior fiscal year. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall, resulting in increased available capacity in our competitors’ facilities and a more competitive pricing environment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $5.2 million, or 31.5%, to $11.3 million for the three months ended February 28, 2011, from $16.5 million in the same period in the prior fiscal year, primarily attributable to the decreases in gross profit and gross profit percentage described above offset by the reduction in selling, general and administrative expenses.

Revenues (Year to Date)

Revenues decreased $38.2 million, or 16.1%, to $199.7 million for the six months ended February 28, 2011, from $237.9 million for the same period in the prior fiscal year. This decrease was due primarily to completion of several large projects in the prior fiscal year which were not replaced in backlog and bending machine sales in 2010 and that did not occur in 2011.

Gross Profit and Gross Profit Percentage (Year to Date)

Gross profit decreased $13.1 million, or 29.3%, to $31.6 million for the six months ended February 28, 2011, from $44.7 million in the same period in the prior fiscal year. Gross profit percentage decreased to 15.8% for the six months ended February 28, 2011, from 18.8% in the same period in the prior fiscal year. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall, resulting in increased available capacity in our competitors’ facilities and a more competitive pricing environment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $13.6 million, or 46.7%, to $15.5 million for the six months ended February 28, 2011, from $29.1 million in the same period in the prior fiscal year, primarily attributable to the factors impacting gross profit discussed above.

Investment in Westinghouse Segment

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information reported to us by Westinghouse related to Westinghouse’s operations is available to us based upon Westinghouse’s calendar quarter periods. As a result, we record our earnings (loss) and other comprehensive income (loss) on our Westinghouse Equity based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and six months ended December 31, 2010, are reflected in our results of operations for the three and six months ended February 28, 2011.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three and six months ended February 28, 2011, was $(58.2) million and $(81.1) million, respectively, compared to $30.1 million and $(81.7) million, respectively, in the three and six months ended February 28, 2010. Results for the three and six months ended February 28, 2011 and 2010 included the following:

	Three Months Ended		Six Months Ended
(dollars in millions)	2011	2010	2011	2010
Interest expense on Japanese Yen-denominated bonds	$(10.4)	$(9.3)	$(20.9)	$(18.6)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(46.9)	39.4	(59.3)	(63.0)
General and administrative expenses	(0.9)	—	(0.9)	(0.1)
Income (loss) before income taxes	$(58.2)	$30.1	$(81.1)	$(81.7)

Additionally, our net income (loss) for the three and six months ended February 28, 2011, includes net income from our Westinghouse Equity interest of $1.8 million and $4.3 million, respectively, compared to net income of $2.8 million and $2.5 million for the three and six months ended February 28, 2010.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. Please see our disclosure under “Liquidity” below as well as in Note 5 – Equity Method Investments and Variable Interest Entities and Note 7 – Debt and Revolving Lines of Credit in the accompanying financial statements with respect to the circumstances in which we may be required to put the Westinghouse Equity to Toshiba and repay the Westinghouse Bonds.

Corporate Segment

Selling, general and administrative expenses

SG&A for the three months ended February 28, 2011 increased $0.3 million, or 1.5%, to $20.0 million, from $19.7 million for the same period in the prior fiscal year. This increase was primarily due to higher charitable contributions and depreciation expense partially offset by lower compensation costs, non-income related taxes and professional fees in the current year. For the six months ended February 28, 2011, SG&A decreased $2.9 million, or 7.0%, to $38.5 million from $41.4 million in the prior year. This decrease was primarily due to lower compensation and severance costs, non-income related taxes and professional fees partially offset by higher charitable contributions and depreciation expense costs in the current year.

Related Party Transactions

From time to time, we perform work for related parties. See Note 14 – Related Party Transactions included in our consolidated financial statements for additional details relating to these activities.

Liquidity and Capital Resources

Liquidity

At February 28, 2011, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $1,513.4 million, a decrease of $306.3 million, or 16.8%, from $ $1,819.7 million at August 31, 2010. In addition to our cash and cash equivalents, we had $873.5 million of revolving credit available for borrowings or the issuance of letters of credit under our Facility at February 28, 2011. Because we have pledged $313.1 million of our cash as collateral for letters of credit or in-lieu of letters of credit and because we may access that cash if needed, by providing new letters of credit under our Facility, we view our net revolving credit availability as approximately $560.4 million.

During the second quarter of fiscal year 2011, operating cash flow was generated by all operating segments, except for our Corporate segment. Operating cash flow was generated primarily by earnings in each segment, positive working capital movements and NEH’s receipt of approximately $9.6 million in dividends from our Investment in Westinghouse.  During the first quarter of fiscal year 2011, the primary cash uses were concentrated in our Power, E&C, Corporate and Investment in Westinghouse segments.  The use of cash was due primarily to the reversal of favorable working capital positions on projects being executed in those segments, partially offset by earnings from our E&I and F&M segments.

Our primary source of operating cash inflows is collections of our accounts receivable (AR), which are generally invoiced based upon achieving performance milestones prescribed in our contracts. Our outstanding AR and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as regulated utilities, U.S. Government agencies, multinational oil companies and industrial corporations, and merchant power producers. Because our clients tend to have the financial resources sufficient to honor their contractual obligations, we believe our AR and CIE are collectible. The timing of the milestone billings on fixed-priced contracts varies with each milestone within each contract but generally are invoiced within several months of first incurring costs associated with the prescribed work. Working capital movements on fixed-price contracts are based on the timing of our completion of the specified performance milestones. Generally, working capital movements are positive in the early phases of the fixed price contracts and can be negative in the later phases as the cash balances decline to equal earnings. If new fixed-priced projects are not booked with positive working capital terms to replace contracts in the latter phases of execution, our net working capital movement tends to be negative. For cost reimbursable contacts, we generally seek to bill and collect payments in advance of incurring project costs. However, cost-reimbursable contracts with the U.S. government provide for billings in the month subsequent to incurring the costs.

At February 28, 2011 and August 31, 2010, our AR and CIE were 31.2% and 30.2% of current assets, respectively. At February 28, 2011, approximately 63% of our CIE reflects costs from contracts being executed by our E&I segment, primarily for the U.S. government, which we expect to invoice and collect in the normal course of business. See Note 4 — Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts included in our consolidated financial statements for additional information with respect to these working capital items.

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

At February 28, 2011, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $292.5 million used to voluntarily secure letters of credit and approximately $20.6 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue for the short term to voluntarily cash collateralize certain letters of credit in fiscal year 2011 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.

In March 2009 and November 2009, we made voluntary cash contributions to underfunded pension plans in the United Kingdom totaling £8.0 million (approximately $11.4 million) and £5.0 million (approximately $8.3 million), respectively.

Approximately $218.7 million of our cash at February 28, 2011, was held internationally. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

We continue to invest a portion of our excess cash to support the growth of our business lines. In the first half of fiscal year 2011, we invested approximately $56.8 million for property and equipment, primarily for the purchase of heavy cranes and other machinery and equipment used at large industrial construction sites.

During the second quarter of fiscal year 2011, we acquired the remaining 50% of a joint venture engineering company in India that we did not own from Rolta India Limited for a net price of $23 million.

During the first quarter of fiscal year 2011, in connection with a nuclear ABWR global strategic partnership agreement between Shaw and Toshiba, Shaw committed to invest $250 million for an ABWR alliance with Toshiba, $100 million of which will be available as a secured credit facility for NINA to assist in financing the development of the South Texas Project. The credit facility will convert to equity in NINA upon the satisfaction of certain conditions including the project receiving full notice to proceed, which is targeted for mid-2012.  As of February 28, 2011, there were $36.6 million in outstanding borrowings under the NINA credit facility. See Note 5 – Equity Method Investments and Variable Interest Entities included in our consolidated financial statements for additional information regarding our ABWR agreement with Toshiba. Shaw and NEH are in on-going discussions with Toshiba to extend the company’s Westinghouse AP1000 nuclear power technology relationship and NEH’s JPY-denominated put option to sell its Westinghouse Equity to Toshiba through 2017. In connection to the extension of the JPY-denominated Put Option, NEH intends to evaluate extension or refinancing opportunity of the limited recourse yen-denominated bonds currently outstanding. Any such extension or refinancing is dependent on reaching agreement with Toshiba to extend the put option while any re-financing is further dependent on the condition of the financial markets in Japan.

There can be no assurance that NEH will extend or refinance the Westinghouse Bonds currently outstanding, or that NEH and Toshiba will agree to extend the Put Option.

In December 2010, our Board of Directors authorized the repurchase of up to $500 million of our common stock at times and in such amounts as management deems appropriate. The repurchase program required the consent of our Restated Credit Agreement lenders for amounts in excess of $250 million, which we have received. During the three months ended February 28, 2011 we repurchased 1,224,400 shares under this program at a weighted average cost of $38.72 per share and an aggregate cost of approximately $47.4 million. There remains an aggregate of approximately $452.6 million available for repurchases under the $500 million stock repurchase program. The repurchased shares are held in treasury and are available for reissuance. See Note 21 – Subsequent Events included in our consolidated financial statements for information concerning share repurchases through March 25, 2011.

Our strong cash position, combined with a weak global economic environment, have created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we have begun to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal year 2010 and is expected to continue in fiscal year 2011. This strategy is intended to provide price and schedule certainty but requires that we expend our cash earlier than originally estimated under the contracts. At February 28, 2011, we have expended approximately $1.8 million under the early procurement program for fiscal year 2011 and are currently evaluating early procurement opportunities up to $36.2 million for the remainder of fiscal year 2011. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful. In addition, while we currently intend to pursue procurements of this magnitude during fiscal year 2011, our ability to complete such purchases is subject to our ability to execute definitive purchase contracts as well as our ability to terminate this strategy should we identify other opportunities or needs that we determine are in our best interests to pursue.

We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.

Credit Facility

On September 24, 2009, we entered into the Restated Credit Agreement with a group of lenders that provides new and extended lender commitments of $1,214.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement included new lenders to the Facility as well as certain then existing lenders who exited the Facility in 2010 or will exit the Facility in 2011, following the expiration of their existing commitment. Accordingly, the Restated Credit Agreement contemplates three groups of lenders, the “2010 Lenders,” the “2011 Lenders” and the “2012 Lenders,” with the Facility terminating with respect to such lenders on April 25, 2010, April 25, 2011 and October 25, 2012, respectively. On April 25, 2010, the commitments of the 2010 Lenders expired, reducing total lender commitments to $1,095.0 million. Current commitments available under The Restated Credit Agreement expire as follows:

Commitment Expiration	(in millions)
Total Commitments as of February 28, 2011	$1,095.0
Commitments expiring April 25, 2011	(95.0)
Commitments April 25, 2011 through October 25, 2012	$1,000.0

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

The Restated Credit Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents, after giving effect to any dividend or stock repurchase, is at least $500.0 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement to $250.0 million. On January 31, 2011, we entered into Amendment No.1 to the Restated Credit Agreement, increasing the aggregate amount available for stock repurchases to $500.0 million. In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $25.0 million per fiscal year.

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

During the second quarter of fiscal year 2011, no borrowings were made under our previous credit facility and none have been made through the date of this filing under the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $221.5 million as of February 28, 2011, and those letters of credit reduce what is otherwise available for borrowing under our Facility.

At February 28, 2011, we were in compliance with the covenants contained in our Restated Credit Agreement.

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

See Note 5 — Equity Method Investments and Variable Interest Entities included in our consolidated financial statements for a discussion of guarantees related to our Privatization entities.

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At February 28, 2011, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions)

Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$527.4	$513.0	$14.4	$—	$—
Surety bonds	923.4	896.3	15.6	—	11.5
Total Commercial Commitments	$1,450.8	$1,409.3	$30.0	$—	$11.5
____________

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to March 1, 2011.

Of the amount of outstanding letters of credit at February 28, 2011, $344.3 million were issued to clients in connection with contracts (performance letters of credit). Of the $344.3 million, five clients held $219.6 million or 63.8% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at February 28, 2011, to a single client on a single project is $60.0 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At February 28, 2011 and August 31, 2010, we had total surety bonds of $923.4 million and $609.0 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at February 28, 2011 and August 31, 2010 was $178.4 million and $262.6 million, respectively.

Fees related to these commercial commitments were $2.3 million and $5.4 million for the three and six months ended February 28, 2011, respectively, compared to $3.7 million and $8.2 million for the three and six months ended February 28, 2010, respectively.

See Note 7 - Debt and Revolving Lines of Credit included in our consolidated financial statements for a discussion of long-term debt, and Note 11 - Contingencies and Commitments included in our consolidated financial statements for a discussion of contingencies and commitments.

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

New bookings and ultimately the amount of backlog of unfilled orders is largely a reflection of global economic trends. The volume of backlog and timing of executing the work in our backlog is important to us in anticipating our operational needs. Backlog is not a measure defined in GAAP, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We cannot assure you that revenues projected in our backlog will be realized, or if realized, will result in profits.

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

     E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the U.S. government budget processes, confirmed funding is usually appropriated for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications provided by our clients of future values, our estimates of the work required to complete the contract, our experience with similar awards and similar clients, and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at generally no more than 75% of our contract value or our estimated proportionate share of a multiple awardee contract. The programs are monitored, estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.

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

At February 28, 2011 and August 31, 2010, our backlog was as follows:

	February 28, 2011		August 31, 2010
By Segment	(In Millions)%		(In Millions)%
Power	$11,459.3	56	$11,407.9	57
Plant Services	1,650.9	8	1,850.0	9
E&I	5,523.9	27	4,942.8	24
E&C	640.1	3	759.1	4
F&M	1,321.9	6	1,246.7	6
Total backlog	$20,596.1	100%	$20,206.5	100%

	February 28, 2011		August 31, 2010
By Industry	(In Millions)%		(In Millions)%
E&I	$5,523.9	27	$4,942.8	25
Power Generation	13,645.9	66	13,938.4	69
Chemical	1,423.0	7	1,313.6	6
Other	3.3	-	11.7	-
Total backlog	$20,596.1	100%	$20,206.5	100%

	February 28, 2011		August 31, 2010
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$19,583.5	95	$19,126.6	95
International	1,012.6	5	1,079.9	5
Total backlog	$20,596.1	100%	$20,206.5	100%

The increase in backlog as compared to August 31, 2010 was driven primarily by bookings during the second quarter of fiscal year 2011 in our E&I and Power segments.

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at February 28, 2011.

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

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 94.2% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of this, or any of our other nuclear projects in backlog would result in a significant reduction of our reported backlog as well as our future earnings.

Critical Accounting Estimates

We account for our Investment in Westinghouse under the equity method. The use of the equity method is appropriate in circumstances in which an investor has the ability to exercise “significant influence” over the operating and financial policies of an investee. GAAP presumes significant influence exists as a result of holding an investment of 20% or more in the voting stock of an investee, absent predominant evidence to the contrary. Management must exercise its judgment in determining whether a minority holder has the ability to exercise “significant influence” over the operating and financial policies of an investee. We determined we have significant influence over the operating and financial policies of Westinghouse based on our contractual rights, our disproportional representation on the holding companies’ board of directors, and our interactions during our ownership period. Should we conclude that we can no longer account for this investment under the equity method, our Investment in Westinghouse would be treated as a cost method investment. See Note 5 – Equity Method Investments and Variable Interest Entities included in our consolidated financial statements for a discussion of the impact on our consolidated financial statements for a change in accounting for our Investment in Westinghouse from equity method to cost method.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, refer to Note 1 — General Information included in our consolidated financial statements.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements and the effect they could have on our financial statements, refer to Note 1 — General Information included in our consolidated financial statements.

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

ITEM 4. — CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 28, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at February 28, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the ordinary course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. See Note 11 — Contingencies and Commitments included in our consolidated financial statements for information about our material pending legal proceedings.

ITEM 1A. — RISK FACTORS

Our business, results of operations and financial position are subject to a number of risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K, that could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2010 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition and future results.

Our backlog, results of operations, cash flow, and financial condition as well as demand for our services could be materially and adversely affected by the uncertainty following the March 11, 2011, earthquake and tsunami in Japan.

The recent earthquake and tsunami caused significant damage to power and transportation infrastructure throughout Japan, including several nuclear reactors. As events at the Japanese nuclear facilities continue to develop, potential risks associated with nuclear power production could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses.

Shaw currently has nuclear construction projects in the U.S. and China, portions of which are included in our backlog. While our clients have indicated they intend to move forward with these units, domestic utility companies’ intentions could be challenged if Congress implements a moratorium on building nuclear reactors or the NRC slows the permitting process or adds additional permitting requirements. The Chinese government suspended approval of new nuclear projects and will conduct safety inspections of all plants under construction, but emphasized that China’s long-term nuclear development plans have not changed. Other governments have announced plans to review and/or delay decisions to review new nuclear projects. Demand for nuclear power could be negatively affected by such action. Because several of our segments deal with nuclear power either directly or indirectly, this could have a material adverse effect on our operations. Further, if current contracts included in our backlog are significantly delayed, modified or canceled, our future revenues and earnings may be materially and adversely impacted.

While many of the contracts in our backlog provide for cancellation fees in the event clients cancel projects, these cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues for work performed prior to cancellation and a varying percentage of the profits we would have realized had the contract been completed. However, upon cancellation we typically have no contractual right to the total revenues reflected in our backlog for that particular contract.

We provide maintenance services for approximately one third of existing U.S. nuclear plants and perform uprates at existing facilities.  Should any of our customers fail to extend existing operating licenses, demand for those services may be negatively affected.

Shaw and our customers may have ordered critical components for on-going projects (whether nuclear or non-nuclear) from Japanese and global suppliers. Due to the severe damage to Japan’s infrastructure and many of its industrial facilities, and the impact of such damage on the global supply chain, delivery of such critical components could be significantly delayed; potentially delaying such projects, which could increase costs, and possibly  subject us to liquidated damages. Many of our contracts include a force majeure provision excusing any potential delay resulting from a natural disaster or “Act of God,” and we cannot guarantee the force majeure provisions under these contracts would provide us relief.

The Investment in Westinghouse segment could be materially and adversely affected by the events in Japan to the extent demand diminishes for Westinghouse’s nuclear products, including its AP1000 technology.  Toshiba, a Japanese company, is the majority owner of Westinghouse.  To the extent Toshiba’s financial condition is adversely affected by the impact of the earthquake and tsunami on Japan’s economy, should our wholly-owned subsidiary, NEH, decide to put its Westinghouse Equity back to Toshiba, Toshiba’s ability to pay NEH the pre-determined JPY-denominated sales price if we were to put our shares may be adversely affected. NEH is a special purpose entity that is limited recourse to Shaw.  Should Toshiba be unable or unwilling to meet its obligation to pay the put price for the Westinghouse Equity, the secured Bond holders’ Trustee (“Security Trustee”) will enforce the security which includes, among other things, the Westinghouse Equity, the Put Option and certain letters of credit.  The Security Trustee is permitted to sell, assign, lease, license, or otherwise dispose of the security at its discretion and use the proceeds to, among other things, repay the bond holders. Beyond such security proceeds, bond holders do not have recourse against NEH or Shaw.

Our ability to collect under the credit facility we provided to NINA, of which $36.6 million was outstanding at February 28, 2011, could be adversely affected by the recent earthquake and tsunami in Japan. NINA owns a controlling interest in the STP Units 3 and 4 Project (STP Project) which is currently in the final stages of the DOE loan guarantee program process. On May 10, 2010, NINA and The Tokyo Electric Power Company of Japan, Inc. (TEPCO) signed an agreement whereby TEPCO agreed to acquire up to a 20% interest in NINA Investments Holdings LLC, or Holdings, a wholly-owned subsidiary of NINA. The closing of TEPCO’s investment is contingent upon NINA's acceptance of a fully executed term sheet for a conditional DOE loan guarantee. However, TEPCO’s nuclear facilities in Fukushima, Japan were severely damaged by the earthquake and tsunami. Should TEPCO be unwilling or unable to invest in the project and another investor not be found, it would likely result in a potential impairment and permanent write-down of some or all of the value of our loan to NINA.

The amounts advanced under the credit facility with NINA, of which $36.6 million was outstanding at February 28, 2011,  are subject to risk surrounding NINA’s ability to receive DOE loan guarantees and successfully develop the project. Should the loan guarantees not be received or the project not be successfully developed, NINA’s ability  to complete the STP Units 3 and 4 Project would be uncertain, requiring us to possibly impair some or all of the value of the outstanding amount due us under the credit facility.

NINA owns a controlling interest in the STP Units 3 and 4 Project (STP Project) which is currently in the final stages of the DOE loan guarantee program process. It is anticipated that, during the third calendar quarter of 2011, NINA’s majority owner, in consultation with STP Project partners, will make an assessment of project viability and each partner's willingness to continue to pursue the project and fund the project's development. The assessment of the STP Project’s viability will likely depend upon receipt of the conditional federal loan guarantee and an assessment of the project's ability to satisfy the conditions to that loan guarantee, particularly the status of long-term Power Purchase Agreements for the project. A negative assessment will likely impact the project's development and future prospects will depend upon the other project partners' assessment of project viability. Should any partner withdraw support from the project and not be replaced, it would likely result in a potential impairment and permanent write-down of some or all of the value of the outstanding amount due us under the credit facility.

Unanticipated litigation or negative developments in pending litigation related to hazardous substances encountered in our businesses could have a material adverse effect on our results of operations and financial condition.

We are from time to time involved in various litigation and other matters related to hazardous substances encountered in our businesses.  In particular, the numerous operating hazards inherent in our businesses increase the risk of toxic tort litigation relating to any and all consequences arising out of human exposure to hazardous substances, including without limitation, current or past claims involving asbestos related materials, formaldehyde, Cesium 137 (radiation), mercury and other hazardous substances, or related environmental damage.  As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures.  The outcome of such litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes results in a substantial monetary judgment against us or an adverse legal interpretation is settled on unfavorable terms, or otherwise affects our operations, it could have a material adverse effect on our operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)	The following table provides information about our purchases during the quarter ended February 28, 2011 of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program (1) (2)
1/1/2011 to 1/31/2011	458,600	$37.52	458,600	$482,793,328
2/1/2011 to 2/28/2011	765,800	$39.48	1,224,400	$452,559,544
Total	1,224,400	$38.75		$452,559,544

(1)
In December 2010, our Board of Directors authorized the repurchase of up to $500 million of our common stock, at times and in such amounts as management deems appropriate. There was no expiration date on the authorization.

(2)
In March 2011, we repurchased an additional 4,550,060 shares at an average price per share of $33.88. See Note 21 – Subsequent Events included in our consolidated financial statements for further discussion.

ITEM 5. — OTHER INFORMATION

On April 8, 2011, we amended David L. Chapman, Sr.'s employment agreement.  The management incentive program terms of his 2008 employment agreement will continue to govern through the 2008 agreement's original termination date of August 31, 2011.  The amended agreement does not include a guaranteed incentive payment; rather, on a going forward basis any discretionary incentive payment will be based on certain performance criteria.

On February 2, 2011, we entered into an employment agreement with Clarence Ray, chief executive officer of Shaw’s Power Group. This employment agreement is for a two-year term and provides for a base salary and participation in the Company’s discretionary incentive program.

ITEM 6. — EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: April 11, 2011	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

The exhibits marked with the cross symbol (†) are filed herewith. The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment filed with the SEC pursuant to rules and regulations promulgated under the Exchange Act. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

The exhibits marked with the section symbol (§) are interactive data files. Pursuant to Rule 406T of Regulation S-T, these interactive data files  (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

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

#10.1	Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010	The Shaw Group Inc. Quarterly Report on Form 10-Q for the period ended November 30, 2010	1-12227	10.1

#10.2	First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent	The Shaw Group Inc. Quarterly Report on Form 10-Q for the period ended November 30, 2010	1-12227	10.2

†*10.3	Amended and Restated Employment Agreement dated as of April 8, 2011 by and between the Company and George P. Bevan

†*10.4	Employment Agreement dated as of February 2, 2011 by and between the Company and Clarence Ray

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§101.INS	XBRL Instance Document.

§101.SCH	XBRL Taxonomy Extension Schema Document.

§101.CAL	XBRL Calculation Linkbase Document.

§101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.