Form 10-Q
period 2011-05-31
SHAW GROUP INC
filed 2011-06-29
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

The number of shares of registrant’s common stock outstanding as of June 24, 2011 was 72,243,353 shares.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010
 (In thousands, except per share amounts)

	Three Months Ended		Nine months Ended
	2011	2010	2011	2010
Revenues	$1,489,956	$1,788,931	$4,458,052	$5,263,298
Cost of revenues	1,479,814	1,637,569	4,270,346	4,820,466
Gross profit	10,142	151,362	187,706	442,832
Selling, general and administrative expenses	71,086	74,726	215,037	222,823
Impairment of note receivable	48,133	—	48,133	—
Operating (loss) income	(109,077)	76,636	(75,464)	220,009
Interest expense	(1,508)	(1,322)	(4,059)	(4,122)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,340)	(9,408)	(31,235)	(28,042)
Interest income	2,170	5,037	10,672	10,450
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(15,043)	34,080	(74,362)	(28,872)
Other foreign currency transaction gains, net	2,497	1,469	6,459	3,613
Other income, net	1,701	2,509	6,003	5,262
Income (loss) before income taxes and earnings from unconsolidated entities	(129,600)	109,001	(161,986)	178,298
Provision (benefit) for income taxes	(48,051)	40,646	(60,764)	64,353
Income (loss) before earnings from unconsolidated entities	(81,549)	68,355	(101,222)	113,945
Income from 20% Investment in Westinghouse, net of income taxes	13,701	3,934	17,981	6,392
Earnings (losses) from other unconsolidated entities, net of income taxes	250	(117)	2,597	521
Net income (loss)	(67,598)	72,172	(80,644)	120,858
Noncontrolling interests in income of consolidated subsidiaries, net of tax	2,354	4,016	4,115	14,844
Net income (loss) attributable to Shaw	$(69,952)	$68,156	$(84,759)	$106,014
Net income (loss) attributable to Shaw per common share:
Basic	$(0.89)	$0.81	$(1.02)	$1.26
Diluted	$(0.89)	$0.79	$(1.02)	$1.24

Weighted average shares outstanding:
Basic	78,748	84,280	82,948	83,872
Diluted	78,748	86,121	82,948	85,672

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MAY 31, 2011 AND AUGUST 31, 2010
(In thousands, except share amounts)

	May 31, 2011 (Unaudited)	August 31, 2010
ASSETS
Current assets:
Cash and cash equivalents ($68.8 million and $82.3 million related to variable interest entities (VIEs))	$382,372	$912,736
Restricted and escrowed cash and cash equivalents ($0.0 million and $4.5 million related to VIEs)	77,336	33,926
Short-term investments ($7.8 million and $10.1 million related to VIEs)	326,571	551,960
Restricted short-term investments	277,283	321,056
Accounts receivable, including retainage, net ($21.0 million and $28.3 million related to VIEs)	809,732	833,574
Inventories	232,496	228,891
Costs and estimated earnings in excess of billings on uncompleted contracts, including Claims	536,125	637,651
Deferred income taxes	344,390	319,712
Investment in Westinghouse	1,015,847	967,916
Prepaid expenses and other current assets	92,555	64,468
Total current assets	4,094,707	4,871,890
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	12,872	11,656
Property and equipment, at cost	850,817	777,739
Less accumulated depreciation	(337,304)	(293,098)
Property and equipment, net	513,513	484,641
Goodwill	545,640	499,495
Intangible assets	17,989	18,040
Deferred income taxes	13,256	14,925
Other assets	92,545	95,622
Total assets	$5,290,522	$5,996,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$721,770	$878,984
Accrued salaries, wages and benefits	124,671	149,010
Other accrued liabilities	173,478	186,835
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,455,538	1,488,568
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,595,225	1,520,674
Interest rate swap contract on Japanese Yen-denominated bonds	24,808	33,242
Short-term debt and current maturities of long-term debt	343	4,479
Total current liabilities	4,095,833	4,261,792
Long-term debt, less current maturities	720	979
Deferred income taxes	56,152	59,282
Other liabilities	94,434	99,829
Total liabilities	4,247,139	4,421,882
Contingencies and commitments (Note 11)
Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 91,701,119 and 90,669,011 shares issued, respectively; and 72,241,659 and 84,913,062 shares outstanding, respectively	1,312,847	1,283,890
Retained earnings	418,712	503,471
Accumulated other comprehensive loss	(104,575)	(142,645)
Treasury stock, 19,459,460 and 5,755,949 shares, respectively	(617,932)	(117,453)
Total Shaw shareholders’ equity	1,009,052	1,527,263
Noncontrolling interests	34,331	47,124
Total equity	1,043,383	1,574,387
Total liabilities and equity	$5,290,522	$5,996,269

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock Shares	Treasury Stock Shares	Common Stock Amount	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shaw Equity	Noncontrolling Equity	Total Equity
Balance, August 31, 2009	89,316,057	(5,709,249)	$1,237,727	$(116,113)	$(121,966)	$421,473	$1,421,121	$24,691	$1,445,812
Net income	—	—	—	—	—	106,014	106,014	14,844	120,858
Other comprehensive income:
Foreign currency translation adjustments	—	—	—	—	(11,348)	—	(11,348)	—	(11,348)
Change in unrealized net gains (losses) on hedging activities, net of tax	—	—	—	—	2,191	—	2,191	—	2,191
Equity in Westinghouse’s pre-tax other comprehensive loss, net of Shaw’s tax	—	—	—	—	(13,402)	—	(13,402)	—	(13,402)
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	—	—	2,429	—	2,429	—	2,429
Unrealized loss on securities, net of tax	—	—	—	—	(548)	—	(548)	—	(548)
Comprehensive income	—	—	—	—	—	—	85,336	14,844	100,180
Exercise of options	337,479	—	6,822	—	—	—	6,822	—	6,822
Shares exchanged for taxes on stock based compensation	(213,773)	(45,055)	(6,213)	(1,285)	—	—	(7,498)	—	(7,498)
Tax benefits from stock based compensation	—	—	1,031	—	—	—	1,031	—	1,031
Stock-based compensation	759,122	—	25,981	—	—	—	25,981	—	25,981
Acquisition of noncontrolling parties	—	—	—	—	—	—	—	10,027	10,027
Contributions from noncontrolling interests	—	—	—	—	—	—	—	8,680	8,680
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13,641)	(13,641)
Balance, May 31, 2010	90,198,885	(5,754,304)	$1,265,348	$(117,398)	$(142,644)	$527,487	$1,532,793	$44,601	$1,577,394

Balance, August 31, 2010	90,669,011	(5,755,949)	$1,283,890	$(117,453)	$(142,645)	$503,471	$1,527,263	$47,124	$1,574,387
Net income (loss)	—	—	—	—	—	(84,759)	(84,759)	4,115	(80,644)
Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	—	14,192	—	14,192	—	14,192
Change in unrealized net gains on hedging activities, net of tax	—	—	—	—	5,153	—	5,153	—	5,153
Equity in Westinghouse’s pre-tax other comprehensive income, net of Shaw’s tax	—	—	—	—	17,169	—	17,169	—	17,169
Pension liability, not yet recognized in net periodic pension expense, net of tax	—	—	—	—	2,039	—	2,039	—	2,039
Unrealized loss on securities, net of tax	—	—	—	—	(483)	—	(483)	—	(483)
Comprehensive (loss) income	—	—	—	—	—	—	(46,689)	4,115	(42,574)
Exercise of options	482,865	—	10,873	—	—	—	10,873	—	10,873
Shares exchanged for taxes on stock based compensation	(263,934)	(15,157)	(9,150)	(479)	—	—	(9,629)	—	(9,629)
Tax benefits from stock based compensation	—	—	2,937	—	—	—	2,937	—	2,937
Stock-based compensation	813,177	—	24,297	—	—	—	24,297	—	24,297
Stock Repurchase	—	(13,688,354)	—	(500,000)	—	—	(500,000)		(500,000)
Adjustment for deconsolidation of VIE(s)	—	—	—	—	—	—	—	(10,662)	(10,662)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	1,441	1,441
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(7,687)	(7,687)
Balance, May 31, 2011	91,701,119	(19,459,460)	$1,312,847	$(617,932)	$(104,575)	$418,712	$1,009,052	$34,331	$1,043,383

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2011 AND 2010
 (In thousands)

	2011	2010
Cash flows from operating activities:
Net income (loss)	$(80,644)	$120,858
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,033	45,423
Asset impairment charges	51,730	421
(Benefit from) provision for deferred income taxes	(42,787)	14,790
Stock-based compensation expense	26,163	25,981
Earnings from unconsolidated entities, net of taxes	(20,578)	(6,913)
Distributions from unconsolidated entities	18,200	14,679
Taxes paid upon net-share settlement of equity awards	(9,150)	(6,213)
Excess tax benefits from stock based compensation	(3,452)	(1,830)
Foreign currency transaction losses, net	67,903	25,259
Other noncash items	7,902	9,516
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in accounts receivable	6,691	(46,913)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	85,149	(56,778)
Decrease in inventories	(3,514)	28,065
Increase in other current assets	(14,106)	(15,011)
Decrease in accounts payable	(136,309)	(8,928)
Decrease in accrued liabilities	(59,499)	(45,918)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(29,404)	150,532
Net change in other assets and liabilities	(9,432)	1,826
Net cash provided by (used in) operating activities	(90,104)	248,846
Cash flows from investing activities:
Purchases of property and equipment	(79,812)	(152,234)
Proceeds from sale of businesses and assets, net of cash surrendered	2,652	22,910
Investment(s) in notes receivable	(48,336)	—
Investments in, advances to and return on equity from unconsolidated entities and joint ventures	520	15,197
Purchases of variable interest equity debt	—	(19,915)
Cash deposited into restricted and escrowed cash	(891,108)	(98,967)
Cash withdrawn from restricted and escrowed cash	843,799	122,244
Purchases of short-term investments	(638,449)	(1,032,078)
Proceeds from sale and redemption of short-term investments	865,393	549,306
Purchases of restricted short-term investments	(220,177)	(195,109)
Proceeds from sale of restricted short term investments	257,425	—
Purchases of business, net of cash acquired	(34,557)	—
Net cash provided by (used in) investing activities	57,350	(788,646)
Cash flows from financing activities:
Purchase of treasury stock	(500,479)	(1,285)
Repayment of debt and capital leases	(4,540)	(18,452)
Payment of deferred financing costs	(54)	(9,716)
Issuance of common stock	10,873	6,822
Excess tax benefits from exercise of stock options and vesting of restricted stock	3,452	1,830
Contributions from noncontrolling interests	1,441	8,680
Distributions paid to noncontrolling interests	(7,687)	(13,641)
Net cash used in financing activities	(496,994)	(25,762)
Net effects on cash of deconsolidation of VIE(s)	(12,805)	—
Effects of foreign exchange rate changes on cash	12,189	(9,141)
Net change in cash and cash equivalents	(530,364)	(574,703)
Cash and cash equivalents — beginning of year	912,736	1,029,138
Cash and cash equivalents — end of period	$382,372	$454,435

The accompanying notes are an integral part of these consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 — General Information

The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as Shaw, we, us or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, merchant power producers, and government agencies. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Through our investments, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000® nuclear power technology units to be built in the United States (U.S.) and other locations (AP1000 is a registered trademark of Westinghouse Electric Co., LLC.) and certain exclusive opportunities with Toshiba Corporation (Toshiba) for providing EPC services for new Toshiba Advanced Boiling Water Reactor (ABWR) nuclear power plants worldwide, except Japan and Vietnam. Our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies provide an advantage and will help us to compete on a longer-term basis with lower cost competitors from developing countries that are likely to emerge.

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

The financial statements as of May 31, 2011 and for the three and nine month periods ended May 31, 2011 and 2010, are unaudited. The consolidated balance sheet as of August 31, 2010, was derived from the audited balance sheet filed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010 (2010 Form 10-K). In management’s opinion, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements for the interim and prior period results have been made, including those described in Note 20 - Revision of Prior Period Financial Statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our 2010 Form 10-K.

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

Actual results could differ materially from those estimates, and the foregoing interim results are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending August 31, 2011.

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

Available-for-sale securities consist of mutual funds, foreign government and foreign government guaranteed securities, corporate bonds and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized gains (losses) as a component of accumulated other comprehensive income (loss) in shareholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income (expense), net. In addition to other relevant factors, management considers the decline in the fair value of an investment to be other-than-temporary if the market value of the investment remains below cost by a significant amount for a period of time, in which case a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified.

Investment in Westinghouse

On October 16, 2006, our wholly-owned acquisition subsidiary Nuclear Energy Holdings LLC (NEH) acquired a 20% interest in Westinghouse (Westinghouse Equity) for approximately $1.1 billion. See Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 - Debt and Revolving Lines of Credit for further discussion.

Acquisitions

On March 7, 2011, we acquired 100% of the outstanding common stock of Coastal Planning & Engineering, Inc. (CPE). CPE, based in Boca Raton, Fla., offers a full range of services including coastal modeling, oceanographic measurements, marine biology, geotechnical surveys, hydrographic surveys and marine geology. CPE’s 27-year history of coastal projects includes beach nourishment and island restoration following hurricanes and other erosion, offshore sand inventory and ship maneuvering studies for new and existing ports. The value of this stock purchase transaction includes a cash payment of $15.7 million, contingent consideration of $9.7 million and other purchase price adjustments, for a total purchase price of approximately $26.0 million. As a result of the acquisition, we recognized goodwill of $17.8 million and other intangible assets of $3.9 million. CPE’s results of operations are included in our E&I segment. Acquisition-related costs are expensed as incurred and are included in our selling, general and administrative expenses on our statement of operations.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17), which amended its guidance on accounting for VIEs. Adoption of ASU 2009-17 guidance resulted in a change in our accounting policy effective September 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE and requires continuous assessments of a VIE’s primary beneficiary. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We adopted this new accounting guidance effective for us on September 1, 2010, the first day of our current fiscal year and we are applying it prospectively.

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

In December 2010, the FASB issued an accounting standards update related to the way companies test for impairment of goodwill. Pursuant to this accounting update, goodwill of the reporting unit is not impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount. In that event, the second step of the impairment test is not required. However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists. In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill. Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim. This standard became effective for us beginning in the third quarter of our 2011 fiscal year. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

At May 31, 2011, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$332,802	$—	$—	$332,802	$332,802	$—
Money market mutual funds	49,570	—	—	49,570	49,570	—
Certificates of deposit	307,800	—	—	307,800	—	307,800
Available-for-sale securities:
Corporate bonds	18,668	118	(15)	18,771	—	18,771
Total	$708,840	$118	$(15)	$708,943	$382,372	$326,571

At August 31, 2010, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet Classification
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$401,277	$—	$—	$401,277	$401,277	$—
Money market mutual funds	509,781	—	—	509,781	509,781	—
Certificates of deposit	325,668	—	—	325,668	1,678	323,990
Available-for-sale securities: Bond mutual funds	75,236	738	—	75,974	—	75,974
Foreign government and foreign government guaranteed securities	42,570	217	—	42,787	—	42,787
Corporate bonds	109,270	320	(381)	109,209	—	109,209
Total	$1,463,802	$1,275	$(381)	$1,464,696	$912,736	$551,960

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in other income (expense), net.  During the three and nine months ended May 31, 2011, the proceeds and realized gains and losses were as follows (in thousands):

	Three Months Ended	Nine months Ended
Proceeds	$3,955	$143,727
Realized gains	$1	$606
Realized losses	$—	$—

There were no transfers of securities from the available-for-sale category to another during the three and nine months ended May 31, 2011.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no material other-than-temporary impairment losses recognized during the three and nine months ended May 31, 2011.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at May 31, 2011, were as follows (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate bonds	1,939	(14)
	$1,939	$(14)

 At May 31, 2011, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$7,953	$8,050
Due in one to two years	10,715	10,721
	$18,668	$18,771

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At May 31, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period Gain (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$13,607	$—	$13,607	$—
Money market mutual funds	63,729	—	63,729	—
Certificates of deposit	252,627	—	—	252,627
Trading securities:
Stock and bond mutual funds	6,777	756	—	6,777
U.S. government and agency securities	2,506	(115)	—	2,506
Corporate bonds	15,373	(757)	—	15,373
Total	$354,619	$(116)	$77,336	$277,283

At August 31, 2010, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period Gain (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$7,769	$—	$7,769	$—
Money market mutual funds	26,157		26,157	—
Certificates of deposit	296,874	—	—	296,874
Trading securities:
Stock and bond mutual funds	6,156	101	—	6,156
U.S. government and agency securities	4,350	(127)	—	4,350
Corporate bonds	13,676	(304)	—	13,676
Total	$354,982	$(330)	$33,926	$321,056

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):

	May 31, 2011	August 31, 2010
Contractually required by projects	$12,012	$6,232
Voluntarily used to secure letters of credit to avoid bank fees	292,501	296,873
Secure contingent obligations in lieu of letters of credit	20,618	23,353
Assets held in trust and other	29,488	28,524
	$354,619	$354,982

We voluntarily cash collateralize certain letters of credit if the bank fees avoided on those letters of credit exceed the return on other investment opportunities. We are able to access cash we have pledged to secure various letters of credit by replacing them with letters of credit issued under our Credit Facility. See Note 7 – Debt and Revolving Lines of Credit for additional information.

Note 4 — Accounts Receivable, Concentrations of Credit Risk and Inventories

Accounts Receivable

Our accounts receivable, net, were as follows (in thousands):

	May 31, 2011	August 31, 2010
Trade accounts receivable, net	$760,659	$654,725
Unbilled accounts receivable	18,249	16,184
Retainage	30,824	162,665
Total accounts receivable, including retainage, net	$809,732	$833,574

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

Beginning balance, August 31, 2010	$21,774
Increased provision	4,887
Write offs	(1,709)
Other	(1,007)
Ending balance, May 31, 2011	$23,945

Included in our trade accounts receivable, net at May 31, 2011, and at August 31, 2010, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity challenged the appropriateness of our invoiced amounts, and we are in litigation with the government entity with respect to these invoices. The amounts we ultimately collect could differ materially from amounts currently recorded.

At May 31, 2011, we have approximately $226.1 million included in trade receivables, net, for an AQC project, primarily related to periodic costs and milestone reconciliation invoices. On February 16, 2011, the client presented an assessment challenging $155.5 million of our costs and fee.  We believe the assessment to be substantially without merit.  We have included in our estimates at completion what we believe to be the probable outcome based on our contractual entitlement. See our discussion of legal proceedings in Note 11 — Contingencies and Commitments and our discussion of unapproved change orders and claims in Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for additional information.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $71.2 million and $72.1 million at May 31, 2011 and August 31, 2010, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $236.8 million and $309.3 million at May 31, 2011 and August 31, 2010, respectively, related to the U.S. government agencies and related entities.

Additionally, at May 31, 2011 and August 31, 2010, respectively, we had approximately $226.1 million and $74.8 million in trade receivables, net, as well as retention at August 31, 2010, of $110.0 million, related to one client.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) or weighted-average cost methods. Cost includes material, labor, and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	May 31, 2011			August 31, 2010
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw Materials	$12,876	$106,505	$119,381	$15,497	$92,329	$107,826
Work in Process	2,025	26,614	28,639	2,030	28,472	30,502
Finished Goods	84,476	—	84,476	90,563	—	90,563
	$99,377	$133,119	$232,496	$108,090	$120,801	$228,891

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

During the first quarter of fiscal year 2011, we prospectively adopted ASU 2009-17.  ASU 2009-17 requires the consolidation of VIEs in which a company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive the benefits from the VIE that could potentially be significant to the VIE. If a reporting enterprise meets these conditions, then it has a controlling financial interest and is the primary beneficiary of the VIE.

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

ASC 810-10, as amended, now requires that we continuously assess whether we are the primary beneficiary of our VIEs. Prior to the amendment, reassessment of whether we were the primary beneficiary was required only upon the occurrence of certain events. Accordingly, we analyzed all of our VIEs at May 31, 2011, and classified them into two groups:

●	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary; and

●	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	May 31, 2011	August 31, 2010
Cash and cash equivalents	$68,802	$82,317
Net accounts receivable	21,035	28,316
Other current assets	138,100	164,287
Non-current assets	43,106	37,131
Total assets	$271,043	$312,051

Accounts and subcontractors payable	$58,334	$85,487
Billings in excess of costs and accrued earnings	22,873	21,446
Accrued expenses and other	102,169	88,542
Total liabilities	$183,376	$195,475

Total revenues of the consolidated ventures were $183.0 million and $486.3 million for the three and nine months ended May 31, 2011, respectively, as compared to $220.9 million and $557.7 million for the three and nine months ended May 31, 2010, respectively.

For the three and nine months ended May 31, 2011 and 2010, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under GAAP, use of the equity method is appropriate in circumstances in which an investor has the ability to exercise significant influence over the operating and financial policies of an investee. GAAP presumes significant influence exists as a result of holding an investment of 20% or more in the voting stock of an investee, absent predominant evidence to the contrary. Management must exercise its judgment in determining whether a minority holder has the ability to exercise significant influence over the operating and financial policies of an investee. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures in two line items, Income from 20% Investment in Westinghouse and Earnings from other unconsolidated entities, in our consolidated statement of operations.

Investment in Westinghouse

Our only significant investment accounted for under the equity method is our wholly-owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest (Westinghouse Equity) in two holding companies (Investment in Westinghouse) which, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the Owner Board), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at May 31, 2011.

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

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. (TNEH-UK) and subsidiaries (the Acquisition Companies) owned and capitalized to a total of $5.4 billion, by Toshiba (77%), NEH (20%), and Ishikawajima-Harima Heavy Industries Co., Ltd (3%) (IHI), acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively, Westinghouse) from British Nuclear Fuels plc (BNFL). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of its interest in Westinghouse to National Atomic Company Kazatomprom, a major uranium supplier based in the Republic of Kazakhstan. The total cost of NEH’s equity investment and the related agreements, including related acquisition costs was approximately $1.1 billion, excluding $11.0 million deferred financing costs related to the Westinghouse Bonds.

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

As part of the Investment in Westinghouse transaction, NEH also executed Shareholder Agreements which, among other things, set for NEH a target minimum dividend of approximately $24.0 million annually (Westinghouse Dividend) for the first six years it holds the Westinghouse Equity. Under the Shareholder Agreements, each of the shareholders is due to receive as dividends agreed percentages of no less than 65%, but not to exceed 100%, of Westinghouse’s net income. If the shareholders receive less than the target minimum dividend amount in any year during the first six years, the shortfall accrues to the extent Westinghouse earns net income in the future. NEH’s right to receive any shortfalls between the target minimum dividend amount and the dividends actually paid by Westinghouse during the first six years of its investment (or such shorter period in the event of earlier termination) survives the sale of the Westinghouse Equity, although this right is dependent upon Westinghouse earning net income at some future time. NEH has received dividends totaling $79.1 million to date. Dividends received are accounted for as a reduction of NEH’s investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse Dividends are not recorded in our financial statements until declared by Westinghouse. At May 31, 2011, the dividend shortfall totaled $16.9 million.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, and us on a calendar quarter basis with a March 31 fiscal year end. Consequently, we record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and nine months ended March 31, 2011 and March 31, 2010 are included in our financial results for the three and nine months ended May 31, 2011 and 2010, respectively.

Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, is as follows (in thousands):

	Three Months Ended		Nine months Ended
	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)
Revenues	$1,659,012	$1,248,356	$3,765,449	$3,233,102
Gross profit	330,991	305,704	766,373	694,791
Income (loss) before income taxes	189,595	95,794	246,154	132,889
Net income (loss)	112,122	52,529	147,146	72,543

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of those ventures that are accounted for under the equity method (in thousands, except percentages) were as follows:

	Ownership Percentage	May 31, 2011	August 31, 2010
Investment in Westinghouse	20%	$1,015,847	$967,916
Other	23% - 50%	12,872	11,656
Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships		$1,028,719	$979,572

Earnings (losses) from unconsolidated entities, net of income taxes, for the three and nine months ended May 31, 2011 and 2010, are summarized as follows (in thousands):

	Three Months Ended		Nine months Ended
	2011	2010	2011	2010
Income from 20% Investment in Westinghouse, net of income taxes of $8,723, $6,572, $11,448 and $8,117, respectively	$13,701	$3,934	$17,981	$6,392
Earnings from other unconsolidated entities, net of income taxes of $163, $(74), $1,538 and $328, respectively	250	(117)	2,597	521
Total earnings from unconsolidated entities, net of income taxes	$13,951	$3,817	$20,578	$6,913

Nuclear Innovation North America (NINA)

On November 29, 2010, we entered into an expanded global strategic partnership with Toshiba via a commercial relationship agreement under which we will have certain exclusive opportunities for providing EPC services for new Toshiba ABWR nuclear power plants worldwide, except in Japan and Vietnam. This expanded global strategic partnership calls for us to invest up to $250 million towards Toshiba ABWR opportunities. As part of the expanded relationship, we assumed the role of EPC contractor for NINA’s South Texas Project Expansion, which plans to use Toshiba ABWR technology for two new nuclear units, South Texas Project Units 3 and 4. As part of our $250 million commitment, on November 29, 2010, we provided NINA with a $100 million credit facility to assist in financing the development of the South Texas Project Units 3 and 4.

During the three months ended May 31, 2011, NINA asked that we cease the majority of the work relating to individual orders issued under our EPC contract. Additionally, NINA’s majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Given the changes to this project, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment and other assets) and, due to the uncertainty of realizing value on the security, we impaired the loans granted to the project entities totaling $48.1 million. We currently do not plan to invest any additional funds in support of this project but continue to work with the other secured creditor to maximize the value of NINA and its assets, including the proposed project.

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

In accordance with current accounting guidance, we identified six reporting units for the purpose of conducting our goodwill impairment review. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment. We evaluated the carrying value of our goodwill at March 1, 2011, and our annual review did not indicate an impairment of goodwill for any of our reporting units. The excess of the fair value of our reporting units over their respective carrying values for five of our reporting units exceeded 10%. Our E&C reporting unit, whose fair value did not exceed its carrying value by more than 10%, has approximately $139 million of goodwill allocated to it.

Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending or a decline in the demand for our services due to changing economic conditions. Given the nature of our business and in particular the reduced backlog of unfilled orders in our E&C segment, if we are unable to win or renew contracts, unable to estimate and control our contract costs, fail to adequately perform to our clients’ expectations, fail to procure third-party subcontractors, heavy equipment and materials or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2010 to May 31, 2011 (in thousands):

	Power	Plant Services	E&I	E&C	F&M	Total
Balance at August 31, 2010	$139,177	$42,027	$189,808	$112,009	$16,474	$499,495
Purchases of business	—	—	17,770	26,467	—	44,237
Currency translation adjustments	—	—	163	714	1,031	1,908
Balance at May 31, 2011	$139,177	$42,027	$207,741	$139,190	$17,505	$545,640

We had tax-deductible goodwill of approximately $69.5 million and $77.1 million at May 31, 2011 and August 31, 2010, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Other Intangible Assets

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at August 31, 2010	$43,954	$(26,250)	$2,016	$(1,680)
Effects of deconsolidation of VIE	(2,957)	1,162	—	—
Purchases	947	—	2,990	—
Currency translation adjustments	11		10
Amortization	—	(1,956)	—	(258)
Balance at May 31, 2011	$41,955	$(27,044)	$5,016	$(1,938)

The following table presents the scheduled future annual amortization for our amortizable intangible assets (in thousands):

	Proprietary Technologies, Patents and Tradenames	Client Relationships
Remainder of fiscal 2011	$702	$158
2012	2,805	563
2013	2,801	429
2014	2,718	429
2015	2,636	429
Thereafter	3,249	1,070
Total	$14,911	$3,078

Note 7 —Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) as of May 31, 2011 and August 31, 2010, consisted of the following (in thousands):

	May 31, 2011		August 31, 2010
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchases of equipment; 0% interest; payments discounted at imputed rate of 5.9% interest; matured April 2011	$—	$—	$4,079	$—
Capital lease obligations	343	720	400	979
Subtotal	343	720	4,479	979
Westinghouse Bonds (see description below)	1,595,225	—	1,520,674	—
Total	$1,595,568	$720	$1,525,153	$979

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

The Put Option Agreements, executed as part of the Investment in Westinghouse transaction, provides NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. The proceeds of any such sale must be used to pay the JPY-denominated Westinghouse Bond debt. Should NEH choose to put all of the Westinghouse Equity to Toshiba, it will receive from Toshiba at least JPY 124.7 billion (approximately 97% of our original JPY-equivalent purchase price), and under certain circumstances, up to JPY 129 billion (100% of the face value of the bonds outstanding), all of which must be used to repay the Westinghouse Bonds. The JPY to USD exchange rate will not alter the amount of Toshiba’s JPY-denominated payment obligation should NEH exercise the Put Option, nor NEH’s obligation to use the JPY-denominated proceeds to pay the Westinghouse Bond debt. Consequently the JPY-denominated Put Option substantially mitigates currency fluctuation risks both to NEH and to the bond holders by significantly reducing the possibility that putting the shares to Toshiba would result in insufficient proceeds to cover the Westinghouse Bonds debt, or any portion thereof, should there be an unfavorable JPY to USD exchange rate. If NEH allows the Put Option to expire unexercised, NEH may not be able to obtain credit on terms similar to those obtained with the Westinghouse Bonds.

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

If NEH exercises the Put Option under provisions of the Put Option other than a Toshiba Event or an Extraordinary Resolution, NEH would be required to fund the estimated 3% difference (equal to JPY 4.3 billion, or approximately $52.6 million using exchange rates at May 31, 2011) between the anticipated Put Option proceeds and the principal amount owed on the Westinghouse Bonds. To the extent Toshiba’s financial condition is adversely affected by the impact of the earthquakes and tsunami on Japan’s economy, should NEH decide to put its Westinghouse Equity back to Toshiba, Toshiba’s ability to pay NEH the pre-determined JPY-denominated put price may be adversely affected. NEH is a special purpose entity that is limited recourse to Shaw.  Should Toshiba be unable or unwilling to meet its obligation to pay the put price for the Westinghouse Bonds, the Security Trustee will enforce the security, which includes, among other things, the Westinghouse Equity, the Put Option, the existing interest letter of credit and the principal letter of credit covering the possible 3% principal exposure issued as part of the Investment in Westinghouse. Subject to the Bond Trust Deed terms, the Security Trustee is permitted to sell, assign, lease, license, or otherwise dispose of the Security at its discretion and use the proceeds to, among other things, repay the Bond holders. Beyond such Security proceeds, Bond holders do not have recourse against NEH or Shaw.

The exchange rate of the JPY to the USD at May 31, 2011, and August 31, 2010, was 80.9 and 84.8, respectively.

The Westinghouse Bonds were as follows (in thousands):
	May 31, 2011	August 31, 2010
Westinghouse Bonds, face value JPY 50.98 billion due March 15, 2013; interest only payments; coupon rate of 2.20%	$426,875	$426,875
Westinghouse Bonds, face value JPY 78 billion due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.34% and 0.44% at May 31, 2011 and August 31, 2010, respectively)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	515,225	440,674
Total Westinghouse debt	$1,595,225	$1,520,674

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.70%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At May 31, 2011 and August 31, 2010, the fair value of the swap totaled a liability of approximately $24.8 million and $33.2 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended May 31, 2011.

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

On September 24, 2009, we entered into the amended and restated credit agreement (Credit Agreement) with a group of lenders that provided new and extended lender commitments under the Facility of $1,214.0 million, decreasing over time to $1,000 million, all of which was then available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Amounts outstanding as performance and financial letters of credit reduced the amount otherwise available for borrowing under the Facility. The Facility was available for working capital needs to fund fixed asset purchases, acquisitions, investments in joint ventures and general corporate purposes. See Note 9 – Debt and Revolving Lines of Credit in our 2010 Form 10-K for additional information on the Credit Agreement.

The total amount of fees associated with letters of credit issued under the Facility were approximately $1.9 million and $6.5 million for the three and nine months ended May 31, 2011, respectively, as compared to $2.9 million and $9.3 million for the three and nine months ended May 31, 2010, respectively.  These amounts include commitment fees associated with unused credit line availability of approximately $0.9 million and $2.6 million for the three and nine months ended May 31, 2011, respectively, as compared to $1.0 million and $2.5 million for the three and nine months ended May 31, 2010, respectively.

For the three and nine months ended May 31, 2011, we recognized $1.2 million and $3.6 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $1.2 million and $3.4 million, respectively, for the three and nine months ended May 31, 2010.  At May 31, 2011 and August 31, 2010, unamortized deferred financing fees related to our Facility were approximately $6.8 million and $10.3 million, respectively.

At May 31, 2011, the portion of the Facility available for financial letters of credit and/or revolving credit loans was $837.7 million, representing the total Facility ($1,000.0 million at May 31, 2011) less outstanding letters of credit ($162.3 million at May 31, 2011).

The following table presents the outstanding and available amounts under our Facility at May 31, 2011 (in millions):

Total Facility	$1,000.0
Less: outstanding performance letters of credit	(85.7)
Less: outstanding financial letters of credit	(76.6)
Less: outstanding revolving credit loans	—
Remaining availability under the Facility	$837.7

 On June 15, 2011, we entered into an unsecured second amended and restated credit agreement (Restated Credit Agreement)  with a group of lenders that provides lender commitments of $1,450.0 million under the Facility, all of which is available for the issuance of performance letters of credit. Of the $1,450.0 million in commitments a sublimit of $1,250.0 million is available for the issuance of financial letters of credit and /or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement releases all collateral securing the previous agreement and extends the expiration of commitments through June 15, 2016.  The Restated Credit Agreement continues to require guarantees by the Company’s material wholly-owned domestic subsidiaries.

The Restated Credit Agreement allows the Company to seek new or increased lender commitments under this Facility subject to the consent of the Administrative Agent and/or seek other unsecured supplemental credit facilities of up to an aggregate of $500.0 million, all of which is available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Additionally, the Company may pledge up to $300.0 million of its unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The Restated Credit Agreement contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by the Company.

The Restated Credit Agreement contains customary financial covenants that are effective May 31, 2011 and other restrictions including (1) an interest coverage ratio and (2) a leverage ratio and (3) maintains or resets maximum allowable amounts certain threshold triggers and certain additional exceptions with respect to the dividend, stock repurchases, investment, indebtedness, lien, asset sale, letter of credit, acquisitions, and additional covenants, thus providing the company with continued financial flexibility in business decisions and strategies. The Restated Credit Agreement contains defaulting lender provisions.

The Restated Credit Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. The Restated Credit Agreement permits us to make stock repurchases or dividend payments of up to $500.0 million so long as, after giving effect to such purchases or payments, our unrestricted cash and cash equivalents is at least $500.0 million. We are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement up to $500.0 million.  In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $50.0 million per fiscal year. The payment of cash dividends is restricted if an event of default has occurred and is continuing under the Restated Credit Agreement. The $500.0 million stock repurchase program completed by the Company in May 2011 was accomplished under the provisions of the previous agreement and therefore does not reduce any availability under the current Restated Credit Agreement to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock.

During the third quarter of fiscal year 2011, no borrowings were made under the Facility and none have been made through the date of this filing under the Facility as amended by the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $162.3 million as of May 31, 2011, and those letters of credit reduce what is otherwise available under our Facility.

At May 31, 2011, we were in compliance with the covenants contained in our Restated Credit Agreement. However, had the covenants of the Credit Agreement been applicable, we would not have been in compliance with the Debt Service Coverage Ratio covenant.

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At May 31, 2011, Shaw-Nass had no borrowings under its revolving line of credit and approximately $0.2 million in outstanding bank guarantees under the Bahrain Facility. The interest rate applicable to any borrowings is a variable rate (1.26% at May 31, 2011) plus 2.25% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have uncommitted, unsecured standby letter of credit facilities with banks outside of our Restated Credit Facility. Fees under these facilities are paid quarterly. At May 31, 2011 and August 31, 2010, there were $12.9 million and $22.6 million of letters of credit outstanding under these facilities, respectively.

Note 8 — Income Taxes

Our consolidated tax rate for the three and nine months ended May 31, 2011, was a benefit of 37% as compared to a provision of 37% and 36%, respectively, for the three and nine months ended May 31, 2010.  ASC 740 requires the application of the estimated annual effective rate in determining the interim period tax provision unless a rate cannot be reliably estimated such as when a small change in pre-tax income or loss creates significant variations in the customary relationship between income tax expense or benefit and pre-tax income or loss in interim periods. In such a situation, the interim period tax provision should be based on actual year-to-date results.  We recorded our tax provisions for the three and nine months ended May 31, 2011 based on actual year-to-date results while we applied an estimated annual effective rate to the corresponding periods ended May 31, 2010.  The third quarter of 2011 includes the reversal of provisions for uncertain tax positions relating to research tax credits of $6.6 million, partially offset by adjustments to reconcile tax returns to provisions of $1.4 million as well as additional provisions for uncertain tax positions of $1.4 million.

Under ASC 740-10, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.

During the third quarter of fiscal year 2011, unrecognized tax benefits decreased by approximately $12.0 million.  The decrease consists primarily of $13.5 million that was reclassified to current taxes payable plus $6.6 million of research tax credits that were benefited for the first time, both by reason of the effective settlement of a tax examination during the quarter, offset by $6.8 million of remeasured temporary positions and $1.4 million of additional provision.  As of May 31, 2011, our unrecognized tax benefits totaled $42.1 million.  The amount that, if recognized as a benefit, would favorably impact our effective tax rate is $34.5 million while the remainder would principally affect deferred taxes.

Our subsidiaries file income tax returns in numerous tax jurisdictions, including U.S. federal, most U.S. states and certain non U.S. jurisdictions. Tax returns are also filed in certain jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate.  With few exceptions, we are no longer subject to U.S. (including federal, state and local) or non-U.S. income tax examinations by tax authorities for years before fiscal year 2004. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different than the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.

Certain tax years are under audit by relevant tax authorities.  During the third quarter, the Internal Revenue Service (IRS) completed an examination of our U.S. federal tax returns for fiscal years 2006 through 2008, for which we agreed with all adjustments except for carryover items from earlier fiscal years still in the appeals process.  Also during the third quarter, the IRS began an examination of our U.S. federal tax returns for fiscal years 2009 and 2010.  We have extended the statute of limitations on our U.S. federal tax returns for the 2004 and 2005 fiscal years involved in an IRS appeal (see Note 11 — Contingencies and Commitments). In addition, many U.S. states suspend the state statute of limitations for any year for which the U.S. federal statute has been extended.

While the IRS appeal of fiscal years 2004 and 2005 and the carryover items to fiscal years 2006-2008 may be concluded in the foreseeable future, it is not possible at this time to estimate the impact of changes in unrecognized tax benefits over the next 12 months.

Note 9 — Accumulated Other Comprehensive Income (Loss)

The after-tax components of accumulated other comprehensive income (loss) are as follows for the quarterly periods presented (in thousands):
	Foreign Currency Translation Adjustments	Equity in Westinghouse’s Pre-tax other Comprehensive Income (Loss), Net of Shaw’s tax	Interest Rate Swap Contract on JPY- Denominated Bonds	Pension Liability Adjustments	Unrealized Gain (Loss) on Securities	Accumulated Other Comprehensive Income (Loss)
Balance at August 31, 2009	$(9,922)	$(54,657)	$(19,217)	$(38,170)	$—	$(121,966)
Three months ended November 30, 2009	2,444	(3,061)	(41)	982	242	566
Balance at November 30, 2009	$(7,478)	$(57,718)	$(19,258)	$(37,188)	$242	$(121,400)
Three months ended February 28, 2010	(7,138)	(1,238)	(1,132)	653	817	(8,038)
Balance at February 28, 2010	$(14,616)	$(58,956)	$(20,390)	$(36,535)	$1,059	$(129,438)
Three months ended May 31, 2010	(6,654)	(9,103)	3,364	794	(1,607)	(13,206)
Balance at May 31, 2010	$(21,270)	$(68,059)	$(17,026)	$(35,741)	$(548)	$(142,644)

Balance at August 31, 2010	$(15,532)	$(66,297)	$(20,361)	$(41,001)	$546	$(142,645)
Three months ended November 30, 2010	4,060	16,953	3,270	676	481	25,440
Balance at November 30, 2010	$(11,472)	$(49,344)	$(17,091)	$(40,325)	$1,027	$(117,205)
Three months ended February 28, 2011	5,497	(5,644)	(673)	668	(1,042)	(1,194)
Balance at February 28, 2011	$(5,975)	$(54,988)	$(17,764)	$(39,657)	$(15)	$(118,399)
Three months ended May 31, 2011	4,635	5,860	2,556	695	78	13,824
Balance at May 31, 2011	$(1,340)	$(49,128)	$(15,208)	$(38,962)	$63	$(104,575)

The translation adjustments relate primarily to changes in the value of the USD in relation to other currencies such as the British Pounds Sterling (GBP), Mexican Pesos, Canadian Dollars and the Euro.

Note 10 — Share-Based Compensation

      During the nine months ended May 31, 2011 and 2010, restricted stock units totaling 587,523 shares at a weighted-average per share price of $33.51 and 561,956 shares at a weighted-average per share price of $27.95, respectively, were granted with vesting over approximately four years.  Of the restricted stock units granted during the nine months ended May 31, 2011, 274,771 restricted stock units are classified as liability awards at May 31, 2011, due to the limited availability of shares under our share-based compensation plans.  Compensation cost for liability-classified awards is remeasured at each reporting period and is recognized as an expense over the requisite service period.

During the nine months ended May 31, 2011 and 2010, options for the purchase of 620,089 shares at a weighted-average price of $30.79 per share and 820,173 shares at a weighted-average price of $27.89 per share, respectively, were awarded with vesting over approximately four years. The contractual lives of the awards during the nine months ended May 31, 2011, are consistent with those of prior years. There were no significant changes in the assumptions or estimates used in the valuation of options awarded subsequent to our year-end August 31, 2010.

During the nine months ended May 31, 2011 and 2010, options were exercised for the purchase of 482,865 shares at a weighted-average exercise price of $22.52 per share and 337,479 shares at a weighted-average exercise price of $20.22 per share, respectively.

Stock appreciation rights (SARs) totaling 359,364 shares were granted during the nine months ended May 31, 2011, at a weighted average price of $30.56 per share vesting over four years. The same assumptions and estimates used in the valuation of options were used in the valuation of SARs. The SARs are classified as liability awards at May 31, 2011. Compensation cost for liability-classified awards is remeasured at each reporting period and is recognized as an expense over the requisite service period.

For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the minimum statutory withholding requirements that we pay in cash to the appropriate taxing authorities on behalf of our employees.  During the nine months ended May 31, 2011 and 2010, we withheld 0.3 million shares and 0.2 million shares, respectively, to satisfy $9.2 million and $6.2 million, respectively, of employees’ tax obligations, which are reflected as an operating activity within the statement of cash flows.

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

In connection with a contract executed by our Power segment for the engineering, procurement and construction of a 600 MW steam turbine electrical generation plant in the U.S., we have commenced an arbitration proceeding against our client for this project. In our arbitration demand, we initially sought return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract totaling a claim amount of approximately $32.0 million.  We subsequently amended the demand to seek an additional $19.0 million after the client made a partial (and we assert improper) draw of $19 million on our $59.0 million letter of credit, essentially alleging the filing of Shaw’s arbitration demand breached an amendment to the parties’ contract.  On November 12, 2010, the client filed a counterclaim in which it essentially argues that, due to ongoing boiler deficiencies, Shaw has yet to meet its performance obligations. The client’s counterclaim further asserts that Shaw’s failure to meet these performance obligations entitles the client to certain performance liquidated damages and the right to seek a maximum amount of damages totaling approximately $319.5 million.  Based on the proposed orders submitted by the respective parties, the client has now conceded that the arbitration award should result in an overall net payment to Shaw of not less than $4 million. The client has also indicated there may be ongoing disputes after the current arbitration has ended relating to, among other things, performance obligations.  We believe the client’s claim is premature, that any such damages are limited by the contract and that any liability ultimately found to arise from this matter will be that of the client or our supplier. Should the client prevail in establishing any liability under its current counterclaim, we believe it would do so as a result of the failure of our supplier to satisfy its guarantees and obligations. Under such circumstances, we believe there are contractual limitations to our exposure that are further limited based upon amounts recoverable from our supplier under the terms of their contractual obligations to us. In addition, we have defenses to the client’s counterclaim that include (i) exclusive performance and liquidated damages provisions that also cap the amount of damages the client can collect against Shaw and (ii) that the client has failed to provide fuel that meets the contractual specifications, as it is required to do.

We have also commenced an arbitration proceeding with our equipment and services supplier on the above project. We contend that the supplier failed to comply with certain contractual obligations. This failure disrupted and delayed our work, significantly increased our costs and exposed us to the imposition of schedule and performance related liquidated damages by our client, the owner. On December 30, 2009, we presented claims to our supplier in a preliminary Notice of Claim. Our supplier did not respond to this Notice of Claim and instead filed a Demand for Arbitration dated January 13, 2010, which requested declaratory relief, injunctive relief and damages in an amount to be determined. We served our own Demand for Arbitration on January 18, 2010, followed by a Detailed Statement of Claim on May 17, 2010, identifying damages of approximately $69.0 million. Also, on May 17, 2010, the supplier filed a Detailed Statement of Claim for approximately $31.0 million with time extension and claimed legal expenses still to be determined.

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

In connection with an approximate $28.1 million contract executed by our F&M segment to supply fabricated pipe spools to a manufacturing facility in the U.S., our client filed a lawsuit in the U.S. District Court for the Eastern District of Washington alleging that shop-welding on the pipe spools we supplied was substantially and unacceptably deficient and that the deliveries for some of the pipe spools were untimely.  The client’s initial disclosures in the litigation claimed an entitlement to over $48.9 million in damages for the alleged deficient work, including remediation costs and extended impact costs, plus currently unspecified amounts for increased maintenance costs, property damages, lost profits and business interruption.  The client has since supplemented its disclosures to allege damages totaling approximately $107.0 million.  Our answer denies liability and asserts in defense, among other things, the numerous limitations on liability clauses in our contract that either limit or prohibit the types of damages the client seeks to recover or the method by which such damages may be calculated. Additionally, we filed a counterclaim for an unpaid contract balance of $3.8 million and additional shop and field costs of approximately $4.5 million for total claim of $8.3 million. We have evaluated the client’s claim as well as our counterclaim, and while we expect a favorable resolution to these matters, the claim resolution process could be lengthy, and if the client were to prevail substantially in its claim, such an outcome could have an adverse effect on our consolidated statement of operations.

In connection with a cost reimbursable contract executed by our Power segment for the engineering, procurement and construction of flue gas desulfurization systems at three power generating facilities, we have become involved in litigation with the client in U.S. District Court, District of Maryland and U.S. District Court, Southern District of New York.  On January 14, 2011, we commenced the Maryland action with the filing of petitions to establish and enforce mechanics liens against the three projects in an amount that currently totals approximately $143 million.  On February 24, 2011, the client filed a motion in the Maryland court to stay or sever and transfer the lien actions to the U.S. District Court for the Southern District of New York.  At that time, the client also filed a declaratory judgment action in the New York court that seeks to address the same issues raised in the lien actions and specifically requests a finding that the client is not required to pay us amounts we claim are due and owing. On March 7, 2011, we filed an answer and counterclaim to the client’s declaratory judgment action in which we deny the client has any valid basis for refusing payment and demand payment of sums due us of not less than $200 million.  On June 24, 2011, we filed a motion in the Maryland court to lift the stay and allow us to amend our liens to a total amount of approximately $233 million.  We have evaluated our claims and our client’s claims and have recorded revenue based on management’s judgment about the probable outcome of the respective lawsuits. See Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for our disclosures associated with our claims and unapproved change orders. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our client was to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statement of operations.

Tax Matters

Certain adjustments arising from the IRS examination of our U.S. federal tax returns for the 2004 and 2005 fiscal years are currently pending an IRS administrative appeal.  While management cannot predict the ultimate outcome of the administrative appeal, provision has been made as part of the provision for uncertain tax positions, as discussed in Note 8 – Income Taxes.  The range of outcomes for these matters, if decided adversely to us or settled by us, individually or in the aggregate, is estimated to be between $1.0 and $8.0 million. During the third quarter, the IRS began an examination of our U.S. federal income tax returns for fiscal years 2009 and 2010.

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	Warranties, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We attempt to limit our exposure under the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims and disputes with clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 4 – Accounts Receivable, Concentrations of Credit Risk and Inventories, Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts and Legal proceedings above for further discussion on these matters.

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was $459.6 million and $641.7 million at May 31, 2011 and August 31, 2010, respectively. Of the amount of outstanding letters of credit at May 31, 2011, $295.3 million were issued to clients in connection with contracts (performance letters of credit). Of the $295.3 million, five clients held $220.3 million or 74.6% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued to a single client on a single project was $60.0 million.

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

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our E&I segment, remediates previously acquired environmentally impaired real estate. This real estate was recorded at cost, which typically reflected some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. We do not expect LandBank to make any material acquisitions of property in the future. At May 31, 2011, our E&I segment had $2.1 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to $3.7 million at August 31, 2010.

Note 12 — Supplemental Disclosure to Earnings (Loss) Per Common Share

Weighted average shares outstanding for the three and nine months ended May 31, 2011 and 2010, were as follows (in thousands):

	Three Months Ended		Nine months Ended
	2011	2010	2011	2010
Basic	78,748	84,280	82,948	83,872
Stock options	—	1,174	—	1,027
Restricted stock	—	667	—	773
	78,748	86,121	82,948	85,672

The following table includes weighted-average shares excluded from the calculation of diluted income per share for the three and nine months ended May 31, 2011 and 2010, because they were anti-dilutive (in thousands):

	Three Months Ended		Nine months Ended
	2011	2010	2011	2010
Stock options	4,084	1,205	4,173	1,222
Restricted stock	1,506	80	1,837	110

Note 13 — Employee Benefit Plans

The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and nine months ended May 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine months Ended
	2011	2010	2011	2010
Service cost	$40	$34	$114	$102
Interest cost	2,006	1,938	5,875	6,046
Expected return on plan assets	(2,139)	(1,741)	(6,257)	(5,419)
Amortization of net loss	950	789	2,783	2,473
Other	11	10	33	29
Total net pension expense	$868	$1,030	$2,548	$3,231

We expect to contribute $4.9 million to our defined benefit pension plans in fiscal year 2011. As of May 31, 2011, we have made $3.9 million in contributions to these plans.

Note 14 — Related Party Transactions

At times, we enter into material contractual arrangements with Westinghouse. NEH, a wholly-owned special purpose entity, owns a 20% interest in Westinghouse (see Note 5 — Equity Method Investments and Variable Interest Entities).

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

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at May 31, 2011 and 2010, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.
	Fiscal Year 2011	Fiscal Year 2010
Amounts included in project estimates-at-completion at September 1	$111.6	$222.9
Changes in estimates-at-completion	307.3	39.5
Approved by clients	(59.7)	(35.9)
Amounts included in project estimates-at-completion at May 31 for unapproved change orders and claims	$359.2	$226.5
Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at May 31	$91.7	$106.0

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in our Legal Proceedings in Note 11 — Contingencies and Commitments.

Unapproved change orders and claims included in project estimates-at-completion (EAC) increased $247.6 million during the nine months ended May 31, 2011. Included in the changes in estimates-at-completion in the table above is an increase primarily associated with certain regulatory mandated design changes in conjunction with the application process for our clients to obtain combined operating licenses (COL) for the domestic AP 1000 nuclear power plants. We believe that we have contractual entitlement to recover additional costs related to these design changes. However, the regulatory approvals have not yet been finalized and therefore our EAC is subject to further changes. The increased EACs were partially offset by a decrease of $35.2 million associated with the settlement of two legal matters during the three months ended November 30, 2010 including $26.3 million as a result of the Xcel Energy jury verdict discussed in our Legal Proceedings in Note 11 – Contingencies and Commitments.

During the nine months ended May 31, 2011, our clients approved change orders totaling $59.7 million including a change order of $24.2 million on an on-going coal plant construction project and $8.7 million associated with our nuclear service work in China.

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

In addition to the unapproved change orders and claims discussed above, through May 31, 2011, we have recorded as reductions to cost in our EAC approximately $14.3 million in expected recoveries associated with backcharges, liquidated damages, and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See our discussion of legal proceedings in  Note 11 — Contingencies and Commitments for information with respect to certain vendor backcharges.

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

At May 31, 2011 and August 31, 2010, our project EACs included approximately $122.1 million and $127.1 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement. On a percentage-of-completion basis, we have recorded $81.2 million and $70.2 million as of May 31, 2011 and August 31, 2010, respectively, of these estimated amounts in revenues for the related contracts. We bill incentive fees based on the terms and conditions of the individual contracts which may allow billing over the performance period of the contract or only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. Project incentives can occur in all segments but typically reoccur in our Plant Services and E&I segments given the nature of those contracts.

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

The E&I segment provides integrated engineering, design, construction, and program and construction management services and executes environmental remediation solutions to government and private-sector clients worldwide.

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

The Investment in Westinghouse segment includes NEH’s Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Note 5 – Equity Method Investments and Variable Interest Entities and Note 7 – Debt and Revolving Lines of Credit for additional information with respect to the circumstances in which the Westinghouse Bond holders may direct NEH to exercise the Put Option and sell all or part of the Westinghouse Equity to Toshiba.

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

Our segments’ revenues, gross profit and income (loss) before income taxes and earnings from unconsolidated entities for the three and nine months ended May 31, 2011 and 2010, were as follows:

	Three Months Ended		Nine months Ended
(In millions, except percentages)	2011	2010	2011	2010

Revenues:
Power	$546.5	$574.1	$1,609.8	$1,705.3
Plant Services	286.0	252.9	743.8	723.5
E&I	461.3	568.0	1,369.9	1,584.5
E&C	93.8	266.3	432.4	884.5
F&M	102.4	127.6	302.2	365.4
Corporate	—	—	—	0.1
Total revenues	$1,490.0	$1,788.9	$4,458.1	$5,263.3

Gross profit:
Power	$34.8	$42.0	$62.0	$93.7
Plant Services	17.6	13.4	56.9	42.0
E&I	46.6	55.7	130.8	148.5
E&C	(104.0)	21.3	(110.9)	94.0
F&M	14.0	18.4	45.6	63.1
Corporate	1.1	0.6	3.3	1.5
Total gross profit	$10.1	$151.4	$187.7	$442.8

Gross profit percentage:
Power	6.4%	7.3%	3.9%	5.5%
Plant Services	6.2	5.3	7.6	5.8
E&I	10.1	9.8	9.5	9.4
E&C	(110.9)	8.0	(25.6)	10.6
F&M	13.7	14.4	15.1	17.3
Corporate	NM	NM	NM	NM
Total gross profit percentage	0.7%	8.5%	4.2%	8.4%

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$23.2	$29.1	$31.7	$52.2
Plant Services	14.6	11.2	49.0	35.0
E&I	28.8	41.4	77.2	99.8
E&C	(111.9)	8.6	(135.9)	58.0
F&M	6.0	10.7	21.5	39.8
Investment in Westinghouse	(25.7)	24.7	(106.8)	(57.0)
Corporate	(64.6)	(16.7)	(98.7)	(49.5)
Total income before income taxes and earnings (losses) from unconsolidated entities	$(129.6)	$109.0	$(162.0)	$178.3
___________
NM — Not Meaningful

Our segments’ assets were as follows:
(In millions)	May 31, 2011	August 31, 2010
Assets
Power	$2,052.6	$2,041.2
Plant Services	255.2	206.4
E&I	943.6	1,185.4
E&C	593.0	717.7
F&M	667.2	664.8
Investment in Westinghouse	1,230.7	1,197.8
Corporate	523.9	965.6
Total segment assets	6,266.2	6,978.9
Elimination of investment in consolidated subsidiaries	(422.1)	(412.1)
Elimination of intercompany receivables	(553.6)	(570.5)
Total consolidated assets	$5,290.5	$5,996.3

Major Clients

Revenues related to U.S. government agencies or entities owned by the U.S. government were approximately $331.9 million and $922.3 million, respectively for the three and nine months ended May 31, 2011, representing approximately 22.3% and 20.7%, respectively, of our total revenues for each period.  For the three and nine months ended May 31, 2010, we recorded revenues related to the U.S. government of approximately $478.8 million and $1,351.7 million, respectively, representing approximately 26.8% and 25.7%, respectively, of our total revenues for each period.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At May 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$560,427	$—	$560,427	$—
Stock and bond mutual funds (a)	6,777	6,777	—	—
U.S. government and agency securities	2,506	—	2,506	—
Corporate bonds	34,144	—	34,144	—
Total	$603,854	$6,777	$597,077	$—

Liabilities:
Interest rate swap contract	$24,808	$—	$24,808	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$473	$—	$473	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$67	$—	$67	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$620,864	$—	$620,864	$—
Stock and bond mutual funds	82,130	82,130	—	—
U.S. government and agency securities	4,350	—	4,350	—
Foreign government and foreign government guaranteed securities	42,787	—	42,787	—
Corporate bonds	122,885	—	122,885	—
Total	$873,016	$82,130	$790,886	$—

Liabilities:
Interest rate swap contract	$33,242	$—	$33,242	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$2,669	$—	$2,669	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$174	$—	$174	$—

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective September 1, 2009, we adopted ASC 820, the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. To calculate the fair value of a reporting unit used in our goodwill impairment review, we utilized the guideline public company method (a market approach) and the discounted cash flow method (an income approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under these two methods, which we consider a Level 3 fair value measurement. During the three and nine months ended May 31, 2011 and 2010, we did not record any fair value adjustments related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. See Note 6 – Goodwill and Other Intangible Assets for further discussion.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):

		Three Months Ended		Nine months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	May 31, 2011	May 31, 2010	May 31, 2011	May 31, 2010
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other Comprehensive Income (Loss)	$2.6	$3.4	$5.2	$2.2
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$0.7	$(0.5)	$2.9	$(0.3)

Note 18 — Supplemental Cash Flow Information (in thousands)
	Nine months Ended May 31
	2011	2010

Non-cash investing and financing activities:
Additions to property, plant and equipment	$—	$10,239
Contingent consideration on acquisition	$9,667	$—
Interest rate swap contract on Japanese Yen-denominated bonds, net of deferred tax of $3,281 and $1,377, respectively	$(5,153)	$(2,191)
Equity in Westinghouse’s accumulated other comprehensive income, net of deferred tax of $10,931 and $(8,425), respectively	$(17,169)	$13,402

Note 19 — Share Repurchase Program

In December 2010, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, at times and in such amounts as management deems appropriate. The repurchase program required the consent of our Credit Agreement lenders for amounts in excess of $250.0 million, which we received by amending our Credit Agreement allowing for amounts up to $500.0 million. During the three months ended May 31, 2011, we completed our repurchase program by repurchasing 12,463,954 shares at a weighted average cost of $36.29 per share and a cost of approximately $452.6 million, including commissions.   Since the inception of the repurchase program, we have purchased a total of 13,688,354 shares at an aggregate cost of approximately $500.0 million, including commissions. The repurchased shares are being held in treasury and are available for reissuance.

The Restated Credit Agreement resets the amount of our common stock we can repurchase to $500.0 million during the life of the Restated Credit Agreement if unrestricted cash and cash equivalents, after giving effect to any stock repurchase, is at least $500.0 million.  In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to repurchase our common shares is limited to $50.0 million per fiscal year.  See Note 7 – Debt and Revolving Lines of Credit for a discussion of the Restated Credit Agreement.

Note 20 — Revision of Prior Period Financial Statements

During the three months ended February 28, 2011, we identified an error related to our calculation of revenue on a multi-currency contract in our E&C segment. The effect of this error was to overstate revenues and understate advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts for the years ended August 31, 2010 and 2009, including the related quarterly periods contained therein and to understate revenues and overstate advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts for the quarter ended November 30, 2010. In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270 Interim Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We believe that the effects of the error were not material to any previously reported quarterly or annual period. As such, the related corrections will be made to the applicable prior periods as such financial information is included in future filings with the SEC. In addition, we evaluated the effectiveness of the relevant internal controls over financial reporting in light of the internal control deficiencies that led to this error.

The prior period financial statements included in this filing have been revised to reflect the correction of this error, the effects of which have been summarized below.

Consolidated Balance Sheet

	As of August 31, 2010
(in thousands)	As Reported	Adjustment	As Adjusted
Current assets	$4,871,890	$-	$4,871,890
Total assets	$5,996,269	$-	$5,996,269
Current liabilities	$4,248,898	$12,894	$4,261,792
Total liabilities	$4,408,988	$12,894	$4,421,882
Total equity	$1,587,281	$(12,894)	$1,574,387

Consolidated Statement of Operations

	Three months ended May 31, 2010
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$1,789,254	$(323)	$1,788,931
Operating income	$76,959	$(323)	$76,636
Income (loss) before income taxes and earnings from unconsolidated entities	$109,324	$(323)	$109,001
Provision (benefit) for income taxes	$40,762	$(116)	$40,646
Income (loss) before earnings from unconsolidated entities	$68,562	$(207)	$68,355
Net income (loss)	$72,379	$(207)	$72,172
Net income (loss) attributable to Shaw	$68,363	$(207)	$68,156
Net income (loss) attributable to Shaw per common share:
Basic	$0.81	$(0.00)	$0.81
Diluted	$0.79	$(0.00)	$0.79

	Nine months ended May 31, 2010
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$5,272,028	$(8,730)	$5,263,298
Operating income	$228,739	$(8,730)	$220,009

Income (loss) before income taxes and earnings from unconsolidated entities	$187,028	$(8,730)	$178,298
Provision (benefit) for income taxes	$67,493	$(3,140)	$64,353
Income (loss) before earnings from unconsolidated entities	$119,535	$(5,590)	$113,945
Net income (loss)	$126,448	$(5,590)	$120,858
Net income (loss) attributable to Shaw	$111,604	$(5,590)	$106,014
Net income (loss) attributable to Shaw per common share:
Basic	$1.33	$(0.07)	$1.26
Diluted	$1.30	$(0.06)	$1.24

Consolidated Statement of Cash Flows

The error did not impact our cash flows from operating activities, investing activities or financing activities for any of the periods affected.

Note 21 — Subsequent Events

On June 15, 2011, we endered into the Restated Credit Agreement.  See Note 7 - Debt and Revolving Lines of Credit for additional information.

In June 2011, our Board of Directors authorized the repurchase of up to $500 million of our common stock, at times and in such amounts as management deems appropriate.  See Note 19 - Share Repurchase Program for additional information.

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

•	reductions in federal and/or state government spending;

•	delays and/or defaults in client payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant clients, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners or subcontractors to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems including union contracts up for collective bargaining;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes and other natural disasters;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	the pace or cost of global nuclear development as a result of recent accidents at certain of Japan’s nuclear facilities following the earthquakes and tsunami on March 11, 2011;

•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;

•	protection and validity of patents and other intellectual property rights;

•	risks related to NEH’s Investment in Westinghouse;

•	the U.S. administration’s support of the nuclear power option and the Department of Energy (DOE) loan guarantee program;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses our financial position at May 31, 2011, and the results of our operations for the three and nine months ended May 31, 2011 and 2010 representing our fiscal third quarter. The following discussion should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2010 Form 10-K.

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

Nuclear Power Generation.  Approximately 20 percent of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services to the domestic and international nuclear power industry, including engineering, design, procurement, construction and project management. We have been awarded three engineering, procurement and construction contracts to build six AP1000 nuclear power units in the U.S. — two units each for Georgia Power, South Carolina Electric & Gas and Progress Energy. In China, we are providing technical and project management services for four AP1000 nuclear power units at two sites and have an initial contract for an additional two AP1000 nuclear units at a third site. Advancement on the China nuclear projects continues with the completion of significant construction milestones.

Nuclear Services.  In addition to the contracts we have been awarded in the area of new plant construction, we are recognized in the power industry for improving the efficiency, capacity output and reliability of existing nuclear plants through extended power uprate (EPU) and life cycle extension projects. We perform engineering, procurement and construction services to restore, renovate or modify these plants.  The projects represent a competitive cost alternative to new plant construction and are expected to be an important component in the expansion of domestic power generation and our Power segment .  In 2011, we entered into a life cycle extension contract for AEP’s Cook Nuclear Plant in Michigan, building on our 2010 award of an EPU contract for Entergy’s Grand Gulf Nuclear Station in Mississippi.

Gas-Fired Generation. Approximately 20 percent of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their options. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but have comparatively higher operating costs. We expect power producers to increase capital spending in the U.S. on gas-fired power plants to take advantage of lower natural gas prices. We expect gas-fired power plants to continue to be an important component of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area.  We have seen increased activity recently as evidenced by an agreement reached during the third quarter to build a nominal 550MW gas unit.

Clean Coal-Fired Generation.  Approximately 45 percent of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, has caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe coal will continue to be a component of future U.S. energy generation, and we intend to capture a significant share of any new build, retrofit or expansion projects.

Air Quality Control (AQC).  We service the domestic and international markets for flue gas desulfurization retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture systems, and selective catalytic reduction processes for fossil fueled power plants. AQC activity is heavily dependent on federal and state regulation of air pollution. Although activity has declined in recent years, new air regulations are being developed by states and the U.S. Environmental Protection Agency (EPA).

The Clean Air Transport Rule (Transport Rule) is being developed by EPA as a replacement for the Clean Air Interstate Rule (CAIR) that was vacated by the D.C. Circuit Court of Appeals in July 2008. The Transport Rule is designed to lower sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. It was issued in proposed form in July 2010, and the final rule is expected by July 2011. Also, in March 2011, the EPA issued the Utility MACT Rule (maximum achievable control technology) in proposed form.  The first-ever national standards for mercury and other hazardous air pollutants from power plants, the Utility MACT Rule is expected to require many power plants to install pollution control technologies to reduce these emissions.  The final rule is anticipated by November 2011. Regulation of greenhouse gases (GHGs) by EPA under the Clean Air Act began in January 2011. This regulation will require application of best available control technologies (BACT), and the EPA is also in the process of developing those rules.

We are working with owners of fossil-fueled power plants to evaluate these regulations and develop compliance strategies. We anticipate opportunities for installing various air pollution control technologies to arise as these plans, rules and regulations are finalized. Our current AQC work includes executing an EPC contract for a state-of-the-art flue gas desulfurization system.

Plant Services Segment

Our Plant Services segment is a market leader, providing a full range of integrated asset life-cycle capabilities that complement our power and industrial EPC services. We provide clients with refueling outage maintenance, turnaround maintenance, routine maintenance, offshore maintenance, modifications, capital construction, off-site modularization, fabrication, reliability engineering, plant engineering, plant support and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial facilities, as well as offer predictive and preventive maintenance. Our Plant Services segment’s services are provided at client work sites primarily in North America.

Nuclear Plant Maintenance and Modifications. There are currently 104 operating nuclear reactors in the U.S., each requiring engineering, maintenance and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates and performance improvements. We provide systemwide maintenance and modification services to approximately 39 percent of operating nuclear power reactors, including the country’s two largest nuclear fleets.

We provide a continuum of support and planning between refueling outages and maintaining an experienced core team of professionals. We concentrate on complicated, noncommodity projects in which our historical expertise and project management skills add value. We can further expand supplemental nuclear plant modifications for existing clients and are capable of providing services to international clients operating nuclear plants.

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

 Program Management. We manage large federal, state and local government programs, including capital improvement, emergency response and disaster recovery, and energy efficiency programs, as well as private-sector commercial programs. We provide planning, program management, operations management and technical services for clients such as the Federal Emergency Management Agency (FEMA) and for programs such as the following for the State of Louisiana – Energy Program, Energy Efficiency and Conservation Block Program, Hazard Mitigation Grant and Community Development Block Grant Programs.  We staff projects with experienced professionals and provide clients with a single point of accountability. Our integrated business teams provide expertise and consistency throughout each program.

Design-Build. We use our proficiencies in engineering, design, procurement, operations, construction and construction management for all design-build phases of large infrastructure projects. Our hurricane protection project in New Orleans, La., which recently attained its one hundred year level of achievement, is the largest design-build civil works project ever awarded by the U.S. Army Corps of Engineers. Also, Shaw AREVA MOX Services, LLC, comprised of Shaw and AREVA, a French corporation, is under contract with the Department of Energy to design, license and construct the Mixed Oxide (MOX) Fuel Fabrication Facility in Aiken, SC., a first-of-its-kind facility in the U.S. to process weapons-grade plutonium into fuel for nuclear power generating plants. Additionally, Shaw provides a range of cost-effective green building solutions, including those that meet requirements for Leadership in Energy and Environmental Design (LEED) certified structures for the federal government, to help our clients achieve their sustainability goals and improve their earnings.

Environmental Remediation. As a leading service provider in environmental remediation, our E&I segment provides a full range of engineering, design, construction and scientific services to a variety of clients, including those in the chemical, energy, real estate, manufacturing and transportation fields. We execute complex remediation and restoration projects for the U.S. government at military bases with unexploded ordnance exposure and residual fuel and chemical contamination, as well as at former nuclear weapons production and atomic testing sites. We also remediate a variety of sites such as the U.S. Army Corps of Engineers’ Formerly Utilized Sites Remedial Action Program Superfund site in Maywood, New Jersey. Our technological capabilities such as laboratory assessments, field testing and analytic evaluation support a wide range of client needs, including but not limited to groundwater modeling, contaminant transport and soil washing. Additionally, we have the largest production capacity of microbial cultures in the industry, allowing for the biological remediation of contaminated groundwater and the sale of cultures to licensees.

Emergency Response & Recovery. We provide emergency response, relief and recovery services for clients and communities around the world. Our specialized resources and equipment, including real-time professional staffing deployments, nationwide locations and technological capabilities enable quick response to adverse environmental, health, safety and economic impacts resulting from natural disasters, industrial accidents or acts of terrorism. We have responded to numerous emergencies, including hurricanes Katrina, Ike and Gustav, the earthquake in Haiti, the Deepwater Horizon oil spill in the Gulf of Mexico and, most recently, the outbreak of flooding and tornados in both Midwestern and Southeastern United States.  We are currently working with Toshiba Corporation to provide environmental and remediation services at Fukushima Daiichi nuclear power plant in Japan.

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

Other Federal Services. We offer program management, operations, engineering, design, construction, consulting and technology-based solutions to help U.S. government clients, including the Department of Energy, U.S. Army Corps of Engineers, Department of Defense, EPA, Federal Transit Administration and FEMA, manage large facilities and programs. Our core services include environmental remediation and restoration, regulatory compliance, facilities management and operations and emergency response services. Environmental restoration activities support client compliance with government requirements such as those prescribed in the Comprehensive Environmental Response Compensation and Liability Act, also known as the Superfund law, and the Resource Conservation and Recovery Act. Additionally, we support our clients’ efforts to comply with the Clean Water Act, Clean Air Act and Toxic Substances Control Act. We are a significant service provider for U.S. government operations at the EPA Test and Evaluation Facility and other National Risk Management Research Laboratory facilities and are a premier provider of full-service environmental, engineering, design, project management, procurement and construction services to upgrade, repair, construct or deactivate fuel systems for both government and commercial clients.

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

Petrochemicals. We are a leading provider of proprietary technology, engineering, procurement, construction, commissioning, startup, operations and maintenance services to petrochemical complexes worldwide. Our portfolio, which includes technologies with alliance partners, offers polyethylene and acrylonitrile butadiene styrene polymer. We also provide integration expertise and other services for manufacturing plants that make solar-grade polysilicon, with one major project under way. Through our Badger Licensing LLC joint venture, we offer ethylbenzene, styrene monomer, cumene and bisphenol A. Badger’s latest addition to its technology portfolio is BenzOUT™, which reduces benzene in gasoline to meet current and future environmental regulations.

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

Shaw’s Fluid Catalytic Cracking (FCC) technology, jointly licensed with an international partner, remains a key technology, stemming from its flexibility to handle a variety of feedstocks and its ability to significantly increase the production of gasoline and polymer-grade propylene. Whether applied in a grassroots unit or a revamp, our FCC technology can process low-quality feedstocks and add value by improving product yields, quality and energy efficiency. We have completed approximately 50 grassroots licensed FCC units and many revamps that include modifications to our competitors’ technology designs. We also offer enhanced high severity cracking technologies, including Deep Catalytic Cracking and Catalytic Pyrolysis Process, which maximize the production of propylene and ethylene.

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

Our Upstream business has been successful in winning project management consultancy work and new contracts in the offshore sector as well as contracts in the alternate energy/clean technology sector giving us the potential to establish our long-term competitive position in clean technologies. Syngas production and carbon capture and storage are a major part of our growth plans. We believe the demand for our services will grow with rising demand for clean energy.

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

The F&M segment supports both external clients and other Shaw business segments. For example, our F&M segment provides pipe and structural steel fabrication for the E&I segment’s Department of Energy work and several Power segment projects. The F&M segment’s newest facility assembles modules for the construction of nuclear power plants and offshore oil and gas projects.

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

 We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela, as well as through a joint venture in Bahrain. Our South Carolina facility is certified to fabricate pipe for nuclear power plants and maintains nuclear pipe American Society of Mechanical Engineers certification. Additionally, we are constructing another pipe fabrication facility in the Industrial City of Abu Dhabi in the United Arab Emirates (UAE).

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

Module Fabrication and Assembly. We began operations of our module fabrication and assembly facility in Lake Charles, La., in May 2010. This facility is believed to be the first of its kind in the U.S. and builds modules for the construction of nuclear power plants and has capabilities to build modules for petrochemical and chemical plants around the world. The facility uses our industry-leading technologies and our proprietary operations management systems. We have received orders for the first nuclear reactors to be built in the U.S. in more than 30 years, all of which will use AP1000 modular technology. The modules used in these nuclear power plants will be fabricated in our Lake Charles, La. facility.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20 percent equity interest (Westinghouse Equity) in Westinghouse, held by Nuclear Energy Holdings, our wholly-owned special purpose subsidiary.  Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear power plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power plants. We believe Westinghouse products and services are being used in approximately half of the world’s operating nuclear power plants, including 60 percent of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.  In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two in South Carolina and two in Florida. Please see our disclosures under Note 5 — Equity Method Investments and Variable Interest Entities and Note 7 — Debt and Revolving Lines of Credit and “Liquidity” below for additional information related to our Investment in Westinghouse Segment and circumstances in which NEH’s Westinghouse Equity may be re-purchased by Toshiba.

Concurrent and in connection with NEH’s acquisition of the Westinghouse Equity, we executed with Toshiba the Westinghouse commercial relationship agreement, which provides us with certain exclusive opportunities relating to marketing, developing, engineering and constructing Westinghouse AP1000 nuclear power plants. Under the agreement, Shaw has the exclusive right to perform specific services and/or provide equipment for AP1000 units which Shaw and Toshiba mutually agree to pursue.  The specific services and equipment include, among other things, the right to provide:  (i) EPC services on future Westinghouse AP1000 nuclear power plants; (ii) piping for certain units; and (iii) selected modules for those units (“Exclusive Services”). Pursuant to the terms of the agreement, Toshiba will cause Westinghouse to promote Shaw as its provider of choice for the Exclusive Services. In addition, the agreement acknowledges that the parties intend for Westinghouse to treat us no less favorably than it treats Toshiba when evaluating customer needs and/or demands. The exclusive right to provide the Exclusive Services is inapplicable if Westinghouse can demonstrate that Shaw does not meet certain conditions. Additionally, the agreement contemplates that Shaw and Westinghouse will work collaboratively to develop additional initiatives from the core competencies of both companies.

The Westinghouse CRA has a six year term expiring in 2013 and contains renewal provisions. As long as we maintain more than a 15 percent interest in Westinghouse, we maintain our exclusivity rights provided under the terms of the Westinghouse CRA. However, we would continue to retain our rights under the Westinghouse CRA for projects for which a request for proposal had been received prior to the CRA’s termination. For financial reporting purposes, we concluded at the time of signing the agreement that no value should be allocated to the Westinghouse CRA nor should it be recognized as a separate asset.

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

Overview of Results and Outlook

The strong operational performance by our Power, Plant Services, E&I and F&M segments during the third quarter of fiscal 2011 was adversely impacted by $112.8 million in reduced margin related to forecasted cost increases to complete a major international project in the E&C segment as well as from the impairment of the $48.1 million outstanding balance on our credit facility provided to NINA. Our financial results were also negatively impacted by a $15.0 million pre-tax foreign exchange translation loss on the JPY-denominated bonds related to our Investment in Westinghouse.

Our Power segment’s financial results reflect decreased activity in our coal and air quality control businesses as several projects reached substantial completion in fiscal year 2010.  Partially offsetting this decrease is increased activity on our domestic AP1000 nuclear power projects as well as continued execution of EPC projects for three coal-fired and three gas-fired power plants. The segment’s results also benefited from power uprate and lifecycle extension projects at existing nuclear facilities.

Our Plant Services segment experienced slight increases in revenues and profits in the three months ended May 31, 2011, as compared to the same period in the prior fiscal year. The segment continued its execution of refueling outages at U.S. nuclear power plants and maintenance services at several large industrial facilities.

Our E&I segment continued to perform well but generated less revenue and earnings compared to the third quarter of fiscal 2010, primarily driven by decreased activity on our hurricane protection project as work nears completion, partially offset by our MOX project for the DOE in South Carolina.

Our E&C segment experienced reduced revenues and generated a significant operating loss in the three months ended May 31, 2011, resulting primarily from forecasted cost increases on a major international project and from the continued impact of a lack of new awards. We anticipate continued reduced revenues and profits throughout fiscal year 2011 for the E&C segment.

Similarly, our F&M segment experienced reduced revenues in the third quarter of fiscal year 2011 as compared to the same period in the prior fiscal year. The decrease is primarily due to a decline in new awards during fiscal years 2010 and 2011 from oil refining and petrochemical related projects. The decline in new orders is expected to be largely offset in the future by increases in work performed at the new modular assembly facility relating to the nuclear power plants our Power segment is executing in Georgia and South Carolina and from revenues to come from the pipe fabrication facility currently under construction in the UAE.

The Westinghouse segment continued to negatively impact our consolidated financial results due to non-operating foreign exchange translation losses on our subsidiary’s JPY-denominated Westinghouse Bonds. However, risks associated with the JPY-USD exchange rate movements are significantly mitigated by the JPY-denominated Put Option which is not re-valued for financial reporting purposes. The translation loss occurs when the JPY appreciates against the USD while a gain occurs if the JPY depreciates against the USD. The exchange rate of the JPY to the USD at May 31, 2011, was 80.9 as compared to 91.0 as of  May 31, 2010.

Consolidated Results of Operations

    The information below is an analysis of our consolidated results for the three and nine months ended May 31, 2011 and 2010.  See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

	Three Months Ended
(dollars in millions)	2011	2010	$ Change	% Change

Revenues	$1,490.0	$1,788.9	$(298.9)	(16.7)%
Gross profit	10.1	151.4	(141.3)	(93.3)%
Selling, general and administrative expenses	71.1	74.7	(3.6)	(4.8)%
Impairment of note receivable	48.1	—	48.1	100.0%
Interest expense	11.8	10.7	1.1	10.3%
(Benefit) provision for income taxes	(48.1)	40.6	(88.7)	(218.5)%
Earnings from unconsolidated entities, net of taxes	14.0	3.8	10.2	268.4%
Net (loss) income attributable to Shaw	(70.0)	68.2	(138.2)	(202.6)%

	Nine Months Ended
(dollars in millions)	2011	2010	$ Change	% Change

Revenues	$4,458.1	$5,263.3	$(805.2)	(15.3)%
Gross profit	187.7	442.8	(255.1)	(57.6)%
Selling, general and administrative expenses	215.0	222.8	(7.8)	(3.5)%
Impairment of note receivable	48.1	—	48.1	100.0%
Interest expense	35.3	32.2	3.1	9.6%
(Benefit) provision for income taxes	(60.8)	64.4	(125.2)	(194.4)%
Earnings from unconsolidated entities, net of taxes	20.6	6.9	13.7	198.6%
Net (loss) income attributable to Shaw	(84.8)	106.0	(190.8)	(180.0)%

Revenue

Revenue for the three months ended May 31, 2011, decreased $298.9 million, or 16.7%, to $1,490.0 million from $1,788.9 million for the same period in the prior fiscal year. This decrease was driven primarily by declines in the volume of business in our E&C and E&I segments in the current period, partially offset by increases in revenues in our Plant Services segment. The reduction in revenue in our E&C segment is a result of decreased revenue associated with a major international project as a result of significant forecasted cost increases as well as reduced quantity of bookings of new contracts that occurred throughout the prior fiscal year. We expect our E&C segment’s volume of business to continue at reduced levels for the remainder of fiscal year 2011. Revenues at our E&I segment were impacted by the decline in volume on our hurricane protection project which is nearing completion. Revenues in our Plant Services segment increased $33.1 million, or 13.1% , over the same period in the prior fiscal year due to a higher number of nuclear refueling outages at nuclear power plants and the addition of a site to an existing industrial maintenance contract.

Gross profit

Consolidated gross profit for the three months ended May 31, 2011, decreased $141.3 million, or 93.3%, to $10.1 million from $151.4 million for the same period in the prior fiscal year primarily due to decreased revenue as well as $112.8 million in reduced margins related to forecasted cost increases to complete a major international project in our E&C segment. Gross profit in our Plant Services segment improved due to sound execution and the increased volume of revenues noted above.

Selling, general and administrative expenses (SG&A)

For the three month ended May 31, 2011, SG&A decreased by $3.6 million, or 4.8%, to $71.1 million from $74.7 million in the same period in the prior fiscal year. This decrease was due primarily to reductions in payroll and facilities expense totaling $7.0 million  partially offset by increases in depreciation and amortization, marketing expenses and maintenance on corporate aircraft totaling $3.3 million.

For the nine months ended May 31, 2011, SG&A decreased by $7.8 million, or 3.5%, to $215.0 million  compared to $222.8 million in the same period in the prior fiscal year. This decrease was due primarily to reductions in payroll, facilities, taxes and licenses, and  entertainment expenses totaling $18.5 million  partially offset by increases in outside services, depreciation and amortization, public relations and maintenance on corporate aircraft totaling $9.1 million.

Impairment of note  receivable

As a result of the changes to the NINA project discussed in Note 5 – Equity Method Investments and Variable Interest Entities, we recorded an impairment charge of $48.1 million during the three months ended May 31, 2011, with respect to advances made under the credit facility we provided NINA.

(Benefit) provision for income taxes

The decrease in the provision for income taxes for the three and nine months ended May 31, 2011, as compared to the corresponding periods in the prior fiscal year was primarily due to the decrease in income before income taxes and earnings (losses) from unconsolidated entities.

Our consolidated tax rate for the three and nine months ended May 31, 2011, was a benefit of 37%. In comparison, our consolidated tax rate for the three and nine months ended May 31, 2010 was a provision of 37% and 36%, respectively.  We recorded our tax provisions for the three and nine months ended May 31, 2011 based on actual year-to-date results, while we applied an estimated annual rate to the corresponding periods ended May 31, 2010.  The third quarter of 2011 includes the reversal of provisions for uncertain tax positions relating to research tax credits of $6.6 million, partially offset by adjustments to reconcile tax returns to provisions of $1.4 million as well as additional provisions for uncertain tax positions of $1.4 million.

Segment Results of Operations

The following comments and tables compare selected summary financial information related to our segments for the three and nine months ended May 31, 2011 and 2010 (dollars in millions).

	Three Months Ended
	2011	2010	$ Change	% Change
Revenues:
Power	$546.5	$574.1	$(27.6)	(4.8)%
Plant Services	286.0	252.9	33.1	13.1
E&I	461.3	568.0	(106.7)	(18.8)
E&C	93.8	266.3	(172.5)	(64.8)
F&M	102.4	127.6	(25.2)	(19.7)
Corporate	—	—	—	NM
Total revenues	$1,490.0	$1,788.9	$(298.9)	(16.7)%

Gross profit:
Power	$34.8	$42.0	$(7.2)	(17.1)%
Plant Services	17.6	13.4	4.2	31.3
E&I	46.6	55.7	(9.1)	(16.3)
E&C	(104.0)	21.3	(125.3)	(588.3)
F&M	14.0	18.4	(4.4)	(23.9)
Corporate	1.1	0.6	0.5	83.3
Total gross profit	$10.1	$151.4	$(141.3)	(93.3)%

Gross profit percentage:
Power	6.4%	7.3%
Plant Services	6.2	5.3
E&I	10.1	9.8
E&C	(110.9)	8.0
F&M	13.7	14.4
Corporate	NM	NM
Total gross profit percentage	0.7%	8.5%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$23.2	$29.1	$(5.9)	(20.3)%
Plant Services	14.6	11.2	3.4	30.4
E&I	28.8	41.4	(12.6)	(30.4)
E&C	(111.9)	8.6	(120.5)	(1,401.2)
F&M	6.0	10.7	(4.7)	(43.9)
Investment in Westinghouse	(25.7)	24.7	(50.4)	(204.0)
Corporate	(64.6)	(16.7)	(47.9)	(286.8)
Total income (loss) before income taxes and earnings from unconsolidated entities	$(129.6)	$109.0	$(238.6)	(219.0)%
____________
NM — Not Meaningful.

	Nine months Ended
	2011	2010	$ Change	% Change
Revenues:
Power	$1,609.8	$1,705.3	$(95.5)	(5.6)%
Plant Services	743.8	723.5	20.3	2.8
E&I	1,369.9	1,584.5	(214.6)	(13.5)
E&C	432.4	884.5	(452.1)	(51.1)
F&M	302.2	365.4	(63.2)	(17.3)
Corporate	—	0.1	(0.1)	NM
Total revenues	$4,458.1	$5,263.3	$(805.2)	(15.3)%

Gross profit:
Power	$62.0	$93.7	$(31.7)	(33.8)%
Plant Services	56.9	42.0	14.9	35.5
E&I	130.8	148.5	(17.7)	(11.9)
E&C	(110.9)	94.0	(204.9)	(218.0)
F&M	45.6	63.1	(17.5)	(27.7)
Corporate	3.3	1.5	1.8	120.0
Total gross profit	$187.7	$442.8	$(255.1)	(57.6)%

Gross profit percentage:
Power	3.9%	5.5%
Plant Services	7.6	5.8
E&I	9.5	9.4
E&C	(25.6)	10.6
F&M	15.1	17.3
Corporate	NM	NM
Total gross profit percentage	4.2%	8.4%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$31.7	$52.2	$(20.5)	(39.3)%
Plant Services	49.0	35.0	14.0	40.0
E&I	77.2	99.8	(22.6)	(22.6)
E&C	(135.9)	58.0	(193.9)	(334.3)
F&M	21.5	39.8	(18.3)	(46.0)
Investment in Westinghouse	(106.8)	(57.0)	(49.8)	(87.4)
Corporate	(98.7)	(49.5)	(49.2)	(99.4)
Total income (loss) before income taxes and earnings from unconsolidated entities	$(162.0)	$178.3	$(340.3)	(190.9)%
____________
NM — Not Meaningful

The following table presents our revenues by geographic region generally based on the site location of the project for the three and nine months ended May 31, 2011 and 2010.

	Three Months Ended				Nine months Ended
	2011		2010		2011		2010
Geographic Region	(In millions)%		(In millions)%		(In millions)%		(In millions)%
United States	$1,330.7	89	$1,460.1	82	$3,821.9	86	$4,178.9	79
Asia/Pacific Rim	66.5	5	219.7	12	399.4	9	731.8	14
Middle East	38.0	3	79.9	4	96.6	2	242.9	5
Canada	3.7	—	2.5	—	8.9	—	9.7	—
United Kingdom and other European Countries	30.0	2	15.7	1	87.6	2	52.6	1
South America and Mexico	19.1	1	5.1	—	35.9	1	11.7	—
Other	2.0	—	5.9	1	7.8	—	35.7	1
Total revenues	$1,490.0	100%	$1,788.9	100%	$4,458.1	100%	$5,263.3	100%

Business Segment Analysis

Power Segment

Our Power segment continued executing major electric power generation projects across the globe. Work continues on three major EPC coal fired power plants in the U.S., and activity on two contracts for four domestic AP1000 nuclear units continues to ramp up and is becoming a more significant component of this segment’s revenues. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. We continue to see reduced activity for future new build coal-fired power plants, while AQC project opportunities are dependent on finalizing pending air emission regulations in the U.S.  Interest in new build nuclear power plants and uprates on existing nuclear power plants was strong prior to the recent earthquakes, tsunami and subsequent damage to several of Japan’s nuclear reactors.  It is too early to determine the impact of these events on new build nuclear power and uprate power markets, but our existing clients in the U.S. and China have stated their intentions to continue execution of existing contracts.

Revenues (3rd Quarter)

Revenues  decreased by $27.6 million, or 4.8%, to $546.5 million for the three months ended May 31, 2011, from $574.1 million for the same period in the prior fiscal year. This decrease was due primarily to volume decreases in our coal and air quality businesses of approximately $65.2 million for the third quarter of fiscal year 2011 compared to the same period in fiscal year 2010 as several projects reached substantial completion in fiscal year 2010.  Partially offsetting these decreases were increases in our nuclear uprate business of $15.0 million and a $20.7 million increase in activity on our domestic nuclear EPC construction projects.

Gross profit and gross profit percentage (3rd Quarter)

Gross profit decreased $7.2 million, or 17.1%, to $34.8 million for the three months ended May 31, 2011, from $42.0 million for the same period in the prior fiscal year. The segment’s gross profit percentage decreased to 6.4% for the three months ended May 31, 2011, compared to 7.3% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the substantial completion of a number of AQC projects in fiscal year 2010 and lower volume on an EPC gas project.  Partially offsetting these decreases was increased gross profit on our EPC coal projects of $6.6 million.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased  $5.9 million, or 20.3%, to $23.2 million for the three months ended May 31, 2011, from $29.1 million for the same period in the prior fiscal year, primarily attributable to the decrease in gross profit described above.

Revenues (Year to Date)

     Revenues decreased by $95.5 million, or 5.6%, to $1,609.8 million for the nine months ended May 31, 2011, from $1,705.3 million for the same period in the prior fiscal year. This decrease in revenue was due primarily to the substantial completion of several coal and AQC projects in fiscal year 2010 ($216.1 million), lower volume on continuing EPC coal projects of $58.5 million and an adverse jury verdict that resulted in a reduction in revenue of $61.5 million for the three months ended November 30, 2010. Partially offsetting these decreases were volume increases of $167.8 million on our domestic AP1000 nuclear reactors, new build gas-fired power plants and other contracts, as well as increases in revenue of $51.1 million in our nuclear uprate business and a $24.8 million favorable arbitration award in Taiwan.

Gross profit and gross profit percentage (Year to Date)

      Gross profit decreased $31.7 million, or 33.8%, to $62.0 million for the nine months ended May 31, 2011, from $93.7 million for the same period in the prior fiscal year.  Gross profit percentage decreased to 3.9% for the nine months ended May 31, 2011, compared to 5.5% in the same period in the prior fiscal year.  The decrease in gross profit and gross profit percentage was primarily due to an adverse jury verdict that resulted in a reduction in gross profit of $63.4 million for the three months ended November 30, 2010 as well as the substantial completion of several coal and AQC EPC projects in fiscal year 2010, which contributed $9.8 million gross profit in the same period of the prior fiscal year. Partially offsetting these decreases were additional gross profit of $15.3 million on coal-fired and gas-fired EPC contracts and $4.6 million on domestic nuclear EPC projects.  Additionally, gross profit increased $19.8 million as a result of a favorable arbitration award in Taiwan.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $20.5 million, or 39.3%, to $31.7 million for the nine months ended May 31, 2011, from $52.2 million for the same period in the prior fiscal year, primarily attributable to the decreases in gross profit discussed above partially offset by a reduction of SG&A of approximately $4.1 million due to reduced bid and proposal expenses in the current fiscal year as compared to the prior fiscal year.

Plant Services Segment

Our Plant Services segment’s performance improved during the third quarter of fiscal 2011 as compared to the same period of fiscal year 2010 due to sound execution, the addition of a site for an existing industrial maintenance contract and an increased number of nuclear refueling outages at domestic nuclear power plants during the current period. The volume of business within Plant Services is typically seasonal in nature due to the timing of nuclear refueling outages. Utilities typically schedule nuclear refueling outages during lower energy consumption periods in the fall and spring, which correspond with the first and third quarters of Shaw’s fiscal year.

We currently perform maintenance services at approximately 39% of the existing nuclear power plants in the U.S. and it is too early to determine what impact, if any, recent events in Japan could have on our on-going maintenance markets or demand for upgrades or security enhancements to existing nuclear power plants. We are actively seeking additional fleet-wide nuclear power maintenance agreements with new clients.

Revenues (3rd Quarter)

Revenues increased by $33.1 million, or 13.1%, to $286.0 million for the three months ended May 31, 2011, from $252.9 million for the same period in the prior fiscal year. The increase in revenue was primarily due to a higher number of nuclear refueling outages and the addition of a site to an existing industrial maintenance contract that resulted in an increase in revenues of approximately $11.7 million. This increase in revenue was partially offset by reduced revenue in our construction business.

Gross profit and gross profit percentage (3rd Quarter)

Gross profit increased $4.2 million, or 31.3% to $17.6 million for the three months ended May 31, 2011, from $13.4 million for the same period in the prior fiscal year. Gross profit percentage increased to 6.2% for the three months ended May 31, 2011, from 5.3% in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to solid execution across multiple business lines, an increased number of nuclear refueling outages and the addition of a site for an existing industrial maintenance contract.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $3.4 million, or 30.4%, to $14.6 million for the three months ended May 31, 2011, from $11.2 million in the same period in the prior fiscal year.  The increase was primarily attributable to the increase in gross profit and gross profit percentage described above, partially offset by increased SG&A resulting from increased spending for bid and proposal efforts.

Revenues (Year to Date)

Revenue for the Plant Services segment increased $20.3 million, or 2.8%, to $743.8 million for the nine months ended May 31, 2011, from $723.5 million for the same period in the prior fiscal year due to a higher number of nuclear refueling outages and the addition of a site to an existing industrial maintenance contract that resulted in an increase in revenues, which was partially offset by reduced revenue in our construction business.

Gross profit and gross profit percentage (Year to Date)

Gross profit increased $14.9 million, or 35.5%, to $56.9 million for the nine months ended May 31, 2011, from $42.0 million for the same period in the prior fiscal year. Gross profit percentage increased to 7.6% for the nine months ended May 31, 2011, from 5.8% in the same period in the prior fiscal year. The increase in our gross profit and gross profit percentage was primarily due to improved performance on certain nuclear maintenance contracts and additional scope on a major capital project at a nuclear plant. Gross profit also increased due to the addition of a site for an existing industrial maintenance contract.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $14.0 million, or 40.0%, to $49.0 million for the nine months ended May 31, 2011, from $35.0 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

E&I Segment

Our E&I segment continues to produce solid results despite decreased activity on our hurricane protection project, which is expected to be substantially complete this summer.  We expect our results to remain consistent through fiscal year-end with strong execution of our existing projects, such as our MOX project for DOE in South Carolina, accelerated activity on a project for the U.S. Navy,  results from our recently acquired Coastal Planning & Engineering business, and from technical services relating to remediation activities for the Fukushima, Japan nuclear power plants, as well as potential emergency response work in the U.S. for FEMA.

Revenues (3rd Quarter)

E&I revenues decreased $106.7 million, or 18.8%, to $ 461.3 million for the three months ended May 31, 2011, from $568.0 million for the same period in the prior fiscal year.  This decrease was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana and a previously consolidated joint venture that completed execution of a project for the DOE in the fourth quarter of fiscal year 2010, partially offset by activity on a design-build project for the U.S. Navy.

Gross profit and gross profit percentage (3rd Quarter)

E&I gross profit decreased $9.1 million, or 16.3%, to $46.6 million for the three months ended May 31, 2011, from $55.7 million for the same period in the prior fiscal year.  Gross profit percentage increased slightly to 10.1% for the three months ended May 31, 2011, from 9.8% in the same period in the prior fiscal year.  The decrease in gross profit was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana, as this project nears completion, and short-term delays in execution due to high water on the Mississippi River, as well as a $6.8 million unfavorable resolution to a subcontractor claim on a project completed in fiscal year 2009.  The decrease in gross profit was partially offset by our design-build project for the U.S. Navy and a $2.7 million favorable settlement reached on a fixed price project in the Middle East completed in 2008.  The increase in gross profit percentage was primarily attributable to a favorable contract mix in the current period as compared to the same period in the prior fiscal year, partially offset by a net unfavorable impact from the claims described above.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $12.6 million, or 30.4%, to $28.8  million for the three months ended May 31, 2011, from $41.4 million in the same period in the prior fiscal year.  The decrease was attributable to the decrease in gross profit described above, as well as decreased other income in the current period compared to the same period in fiscal year 2010, at which time we recorded favorable resolutions of a note receivable and certain disputed obligations and a gain on the sale of a facility.

Revenues (Year to Date)

E&I revenues decreased $214.6 million, or 13.5%, to $1,369.9 million for the nine months ended May 31, 2011, from $1,584.5 million for the same period in the prior fiscal year.  This decrease was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana and a previously consolidated joint venture that completed execution of a project for the DOE in the 4th quarter of fiscal year 2010.  The decrease was partially offset by increased activity on our coastal protection project for the State of Louisiana, our MOX project for the DOE and our design-build project for the U.S. Navy.

Gross profit and gross profit percentage (Year to Date)

E&I gross profit decreased $17.7 million, or 11.9%, to $130.8 million for the nine months ended May 31, 2011, from $148.5 million for the same period in the prior fiscal year.  Gross profit percentage increased slightly to 9.5% for the nine months ended May 31, 2011, from 9.4% in the same period in the prior fiscal year.  The decrease in gross profit was primarily attributable to decreased activity on a hurricane protection project with the USACE in southeast Louisiana, as well as a $6.8 million unfavorable resolution to a subcontractor claim on a project completed in 2009, partially offset by increased activity on our coastal protection project for the State of Louisiana and our design-build project for the U.S. Navy.  The increase in gross profit percentage was primarily attributable to a favorable contract mix in the current period as compared to the same period in the prior fiscal year, partially offset by the unfavorable resolution of the previously described subcontractor claim.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $22.6 million, or 22.6%, to $77.2 million for the nine months ended May 31, 2011, from $99.8 million in the same period in the prior fiscal year.  The decrease was primarily attributable to the decrease in gross profit described above, increased SG&A in fiscal year 2011 and decreased other income in the current fiscal year as compared to fiscal year 2010, at which time we recorded favorable resolutions of a note receivable and certain disputed obligations.

E&C Segment

Our E&C segment experienced significant forecast cost increases on a major international project during the quarter. Additionally, this segment continues to suffer from reduced quantity of bookings of new contracts that occurred throughout 2010 and 2011. Revenues for E&C decreased from fiscal year 2010 primarily due to reduced volumes of client furnished materials and reimbursable costs which are invoiced to clients without profit, and reduced revenues from engineering services resulting from fewer awards of new work.

Revenues (3rd Quarter)

E&C’s revenues decreased $172.5 million, or 64.8%, to $93.8 million for the three months ended May 31, 2011, from $266.3 million for the same period in the prior fiscal year. The reduction in revenue was primarily due to decreased revenue associated with a major international project as a result of significant forecasted cost increases as well as a reduction in customer furnished materials and pass through revenues of $75.0 million for which we recognize no gross profit or loss. Customer furnished materials and pass through revenues were $0.9 million and $75.9 million for the three months ended May 31, 2011 and 2010, respectively.

Gross profit and gross profit percentage (3rd Quarter)

Gross profit decreased $125.3 million, or 588.3%, to $(104.0) million for the three months ended May 31, 2011, from $21.3 million for the same period in the prior fiscal year. Gross profit percentage decreased to (110.9)% for the three months ended May 31, 2011, from 8.0% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services and procurement contracts in the prior year as well as $112.8 million in reduced margin related to forecasted cost increases to complete a major international project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $120.5 million, or 1,401.2%, to a loss of $111.9 million for the three months ended May 31, 2011, compared to income of $8.6 million for the same period in the prior fiscal year. The decrease was primarily a result of the decrease in gross profit and gross profit percentage described above partially  offset by foreign currency gains and a slight decrease in SG&A.

Revenues (Year to Date)

Revenues decreased $452.1 million, or 51.1%, to $432.4 million for the nine months ended May 31, 2011, from $884.5 million for the same period in the prior fiscal year. The reduction in revenue was primarily due to decreased revenue associated with an international project as a result of significant forecasted cost increases, reduced engineering services and procurement contracts from the prior year and a reduction in customer furnished materials and pass through revenues of $215.7 million for which we recognize no gross profit or loss.  Customer furnished materials and pass through revenues were $17.4 million and $233.1 million for the nine months ended May 31, 2011 and 2010, respectively.

Gross profit and gross profit percentage (Year to Date)

Gross profit decreased $204.9 million, or 218.0%, to $(110.9) million for the nine months ended May 31, 2011, from $94.0 million for the same period in the prior fiscal year. Gross profit percentage decreased to (25.6)% for the nine months ended May 31, 2011, from 10.6% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily due to the work-off of several high-margin engineering services and procurement contracts in fiscal year 2010 as well as $129.5 million in reduced margin related to forecasted cost increases to complete a major international project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $193.9 million, or 334.3%, to a loss of $135.9 million for the nine months ended May 31, 2011, compared to income of $58.0 million for the same period in the prior fiscal year. The decrease was primarily a result of the factors noted above partially offset by foreign currency gains.

F&M Segment

Our F&M segment experienced an expected decline in volume and profits for the third quarter of fiscal year 2011 as a result of reduced amounts of non-nuclear bookings of new contracts throughout the prior fiscal year and because work associated with the AP1000 work subcontracted from our Power segment has yet to significantly impact revenues and earnings. We expect this downturn in volume and profits to subsequently improve in the fourth quarter to the extent that our nuclear modular assembly activity accelerates.

Revenues (3rd Quarter)

Revenues decreased $25.2 million, or 19.7%, to $102.4 million for the three months ended May 31, 2011, from $127.6 million for the same period in the prior fiscal year. This decrease was due primarily to fewer oil refining/petrochemical projects and the completion of several coal fired power plant projects in the prior fiscal year.

Gross profit and gross profit percentage (3rd Quarter)

Gross profit decreased $4.4 million, or 23.9%, to $14.0 million for the three months ended May 31, 2011, from $18.4 million in the same period in the prior fiscal year. Gross profit percentage decreased to 13.7% for the three months ended May 31, 2011, from 14.4% in the same period in the prior fiscal year. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall, resulting in increased available capacity in our competitors’ facilities and a more competitive pricing environment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $4.7 million, or 43.9%, to $6.0 million for the three months ended May 31, 2011, from $10.7 million in the same period in the prior fiscal year, primarily attributable to the decreases in gross profit and gross profit percentage described above, partially offset by the reduction in SG&A.

Revenues (Year to Date)

Revenues decreased $63.2 million, or 17.3%, to $302.2 million for the nine months ended May 31, 2011, from $365.4 million for the same period in the prior fiscal year. This decrease was due primarily to completion of several large projects in the prior fiscal year which were not replaced in backlog and bending machine sales in fiscal year 2010 that did not occur in 2011.

Gross Profit and Gross Profit Percentage (Year to Date)

Gross profit decreased $17.5 million, or 27.7%, to $45.6 million for the nine months ended May 31, 2011, from $63.1 million in the same period in the prior fiscal year. Gross profit percentage decreased to 15.1% for the nine months ended May 31, 2011, from 17.3% in the same period in the prior fiscal year. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall, resulting in increased available capacity in our competitors’ facilities and a more competitive pricing environment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $18.3 million, or 46.0%, to $21.5 million for the nine months ended May 31, 2011, from $39.8 million in the same period in the prior fiscal year, primarily attributable to the factors impacting gross profit discussed above.

Investment in Westinghouse Segment

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information reported to us by Westinghouse related to Westinghouse’s operations is available to us based upon Westinghouse’s calendar quarter periods. As a result, we record our earnings (loss) and other comprehensive income (loss) on our Westinghouse Equity based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and nine months ended March 31, 2011, are reflected in our results of operations for the three and nine months ended May 31, 2011.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three and nine months ended May 31, 2011, was $(25.7) million and $(106.8) million, respectively, compared to $24.7 million and $(57.0) million, respectively, in the three and nine months ended May 31, 2010. Results for the three and nine months ended May 31, 2011 and 2010 included the following:

	Three Months Ended		Nine months Ended
(dollars in millions)	2011	2010	2011	2010
Interest expense on Japanese Yen-denominated bonds	$(10.3)	$(9.4)	$(31.2)	$(28.0)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(15.0)	34.1	(74.4)	(28.9)
General and administrative expenses	(0.4)	—	(1.2)	(0.1)
Income (loss) before income taxes	$(25.7)	$24.7	$(106.8)	$(57.0)

Additionally, our net income (loss) for the three and nine months ended May 31, 2011, includes net income from our Westinghouse Equity interest of $13.7 million and $18.0 million, respectively, compared to net income of $3.9 million and $6.4 million for the three and nine months ended May 31, 2010.

Our foreign exchange transaction exposure associated with our JPY denominated debt is naturally hedged by our subsidiary’s option to sell its investment to Toshiba for JPY. However, we enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY interest payments on the Westinghouse Bonds. Please see our disclosure under Liquidity below as well as in Note 5 – Equity Method Investments and Variable Interest Entities and Note 7 – Debt and Revolving Lines of Credit in the accompanying financial statements with respect to the circumstances in which we may be required to put the Westinghouse Equity to Toshiba and repay the Westinghouse Bonds.

Corporate Segment

Selling, general and administrative expenses

SG&A for the three months ended May 31, 2011, decreased $1.4 million, or 7.0%, to $18.6 million, from $20.0 million for the same period in the prior fiscal year. This decrease was primarily due to lower compensation costs and professional fees, partially offset by higher repairs and maintenance expenses associated with our corporate aircraft and higher depreciation for upgrades to the generator, datacenter and electrical system at our corporate headquarters associated with our business continuity plan.  For the nine months ended May 31, 2011, SG&A decreased $4.3 million, or 7.0%, to $57.1 million from $61.4 million in the prior year. This decrease was primarily due to lower compensation and severance costs, professional fees and non-income related taxes, partially offset by higher charitable contributions, as well as the expenses associated with our corporate aircraft and corporate headquarters mentioned previously.

Related Party Transactions

From time to time, we perform work for related parties. See Note 14 – Related Party Transactions included in our consolidated financial statements for additional details relating to these activities.

Liquidity and Capital Resources

Liquidity

At May 31, 2011, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $1,063.6 million, a decrease of $756.1 million, or 41.6%, from $1,819.7 million at August 31, 2010. In addition to our cash and cash equivalents, we had $837.7 million of revolving credit available for borrowings or the issuance of letters of credit under our Facility at May 31, 2011. Because we have pledged $313.1 million of our cash as collateral for letters of credit or in-lieu of letters of credit and because we may access that cash, if needed, by providing new letters of credit, we viewed our net revolving credit availability under our Facility at May 31, 2011 as approximately $524.6 million.

Cash Flow

($ in millions)	For the nine months ended
	2011	2010
Cash flows provided by (used in) operating activities	$(90.1)	$248.8
Cash flows provided by (used in) investing activities	$57.4	$(788.6)
Cash flows used in financing activities	$(497.0)	$(25.8)

Operating activities:  Cash used by operations during the first nine months of 2011 was due primarily to the reversal of favorable working capital positions on projects being executed in our Power and E&C segments as well as cash used in our Corporate and Investment in Westinghouse segments. Partially offsetting those uses of cash were cash provided by our E&I, F&M and Plant Services segments, as well as $9.6 million in dividends from our Investment in Westinghouse.

Our operating cash flow is generated primarily by earnings and working capital movements of our project. Our primary source of operating cash inflows is collections of our accounts receivable (AR), which are generally invoiced based upon achieving performance milestones prescribed in our contracts. Our outstanding AR and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as regulated utilities, U.S. Government agencies, multinational oil companies and industrial corporations, and merchant power producers. Because our clients tend to have the financial resources sufficient to honor their contractual obligations, we believe our AR and CIE are collectible. The timing of the milestone billings on fixed-priced contracts varies with each milestone within each contract but generally are invoiced within several months of first incurring costs associated with the prescribed work. Working capital movements on fixed-price contracts are based on the timing of our completion of the specified performance milestones. Generally, working capital movements are positive in the early phases of the fixed price contracts and can be negative in the later phases as the cash balances decline to equal earnings. If new fixed-priced projects are not booked with positive working capital terms to replace contracts in the latter phases of execution, our net working capital movement tends to be negative. For cost reimbursable contacts, we generally seek to bill and collect payments in advance of incurring project costs. However, cost-reimbursable contracts with the U.S. government provide for billings in the month subsequent to incurring the costs.

At May 31, 2011 and August 31, 2010, our AR and CIE were 32.9% and 30.2% of current assets, respectively. At May 31, 2011, approximately 58.9% of our CIE reflects costs from contracts being executed by our E&I segment, primarily for the U.S. government, which we expect to invoice and collect in the normal course of business. See Note 4 — Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 15 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts included in our unaudited consolidated financial statements for additional information with respect to these working capital items.

Our strong cash position, combined with a weak global economic environment, have created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we have begun to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal year 2010 and continued in fiscal year 2011. This strategy is intended to provide price and schedule certainty but requires that we expend some of our cash earlier than originally estimated under the contracts. At May 31, 2011, we have expended approximately $3.3 million under the early procurement program for fiscal year 2011 and are currently evaluating early procurement opportunities up to $31.4 million for the remainder of fiscal year 2011. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful. In addition, while we currently intend to pursue procurements of this magnitude during fiscal year 2011, our ability to complete such purchases is subject to our ability to execute definitive purchase contracts as well as our ability to terminate this strategy should we identify other opportunities or needs that we determine are in our best interests to pursue.

In November 2009, we made voluntary cash contributions to underfunded pension plans in the United Kingdom totaling £5.0 million (approximately $8.3 million).

Investing activities: Cash provided by investing activities was $57.4 million for the first nine months of 2011, compared to cash used in investing activities of $788.6 million during the first nine months of 2010. While we continue to invest a portion of our excess cash to support our business lines, our capital expenditures for the first nine months of fiscal year 2011 decreased from the same period in the prior fiscal year, primarily due to the completion of the construction of our module fabrication and assembly facility in Lake Charles, Louisiana in fiscal year 2010.  Cash used for acquisition purposes during the first nine months of 2011 consisted of a net price of $23 million for our purchase of the remaining 50% of a joint venture engineering company in India during the second quarter and $14.9 million, net of cash acquired, for our purchase of 100% of the outstanding stock of CPE during the third quarter.  During the first nine months of fiscal year 2011, we also received a net return of cash used to collateralize standby letters of credit of approximately $4.4 million.

During the first quarter of fiscal year 2011, in connection with a nuclear ABWR global strategic partnership agreement between Shaw and Toshiba, Shaw committed to invest $250 million for an ABWR alliance with Toshiba, $100 million of which was made available as a secured credit facility for NINA to assist in financing the development of the planned ABWR nuclear power plant reactors for the South Texas Projects 3and 4. The credit facility  was intended to convert to equity in NINA upon the satisfaction of certain conditions, including the project receiving full notice to proceed. As of May 31, 2011, we had advanced approximately $48.1 million under the NINA credit facility.  During the three months ended May 31, 2011, NINA asked that we cease the majority of the work relating to individual orders issued under our EPC contract. Additionally, NINA’s majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Given the changes to this project, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment and other assets) and, due to the uncertainty of realizing value on the security, we impaired the loans granted to the project entities totaling $48.1 million. We currently do not plan to invest any additional funds in support of this project but continue to work with the other secured creditor to maximize the value of NINA and its assets, including the proposed project.  The current status of NINA has no impact on our backlog or goodwill.  See Note 5 – Equity Method Investments and Variable Interest Entities for additional information.

Financing activities: Cash used in financing activities for the first nine months of 2011 totaled $497.0 million and included $500.0 million used to repurchase approximately 13.7 million shares of our common stock under the share repurchase program authorized by our Board of Directors in December 2010. In addition, we used $7.7 million for distributions to noncontrolling shareholders of several of our consolidated joint ventures. In June 2011, our Board of directors authorized a new $500 million share buyback plan.

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

Capital Resources

Over the past three years, we have generated significant operating cash flow.   Our excess cash is generally invested in (1) money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S&P and/or Moody’s, respectively, (2) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody’s, respectively, (3) publicly traded debt rated at least A/A2 or better by S&P and/or Moody’s, respectively, with maturities up to two years at the time of purchase or (4) publicly traded debt funds holding securities rated at least A/A2 or better by S&P and/or Moody’s, respectively.

At May 31, 2011, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $292.5 million used to voluntarily secure letters of credit and approximately $20.6 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue for the short term to voluntarily cash collateralize certain letters of credit in fiscal year 2011 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.

Approximately $205.5 million of our cash at May 31, 2011, was held internationally for international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.

Credit Facility

We entered into a secured amended and restated Credit Agreement with a group of lenders on September 24, 2009 that provided new and extended lender commitments under the Facility of $1,214.0 million, declining over time to $1,000 million, all of which was then available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. On June 15, 2011, we entered into an unsecured Second Amended and Restated Credit Agreement with a group of lenders that provides lender commitments of $1,450.0 million under the Facility, all of which is available for the issuance of performance letters of credit. Of the $1,450.0 million in commitments a sublimit of $1,250.0 million may be available for the issuance of financial letters of credit and/or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement releases all collateral securing the previous agreement and extends the expiration of commitments through June 15, 2016.  The Restated Credit Agreement continues to require guarantees by the Company’s material domestic subsidiaries.

The Restated Credit Agreement allows the Company to seek new or increased lender commitments under the Facility subject to the consent of the Administrative Agent and/or seek other unsecured supplemental credit facilities of up to an aggregate of $500.0 million, all of which would be available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Additionally, the Company may pledge up to $300.0 million of its unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The Restated Credit Agreement contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by the Company.

The Restated Credit Agreement contains customary financial covenants that are effective May 31, 2011 and other restrictions including (1) an interest coverage ratio, (2) leverage ratio, which establishes the maximum amount available for the issuance of financial letters of credit and/or borrowings, and  (3) maintains or resets maximum allowable amounts certain threshold triggers and certain additional exceptions with respect to the dividend, stock repurchases, investment, indebtedness, lien, asset sale, letter of credit, acquisitions, and additional covenants, thus providing the company with continued financial flexibility in business decisions and strategies. The Restated Credit Agreement contains defaulting lender provisions.

The Restated Credit Agreement limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. If unrestricted cash and cash equivalents after giving effect to any dividend or stock repurchase is at least $500.0 million, we are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement up to $500.0 million. In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $50.0 million per fiscal year. The $500.0 million stock repurchase program completed by the Company in May 2011 was accomplished under the provisions of the previous agreement and therefore does not reduce any availability under the current Restated Credit Agreement to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock.

During the third quarter of fiscal year 2011, no borrowings were made under our Facility and none have been made through the date of this filing under the Facility as amended by the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $162.3 million as of May 31, 2011, and those letters of credit reduce what is otherwise available under our Facility.

At May 31, 2011, we were in compliance with the covenants contained in our Restated Credit Agreement which were the effective covenants under the Facility at May 31, 2011. However, had the covenants of the now terminated Credit Agreement remained applicable, we would not have been in compliance with the Debt Service Coverage Ratio covenant contained in that agreement.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At May 31, 2011, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions)

Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$459.6	$439.9	$17.9	$1.8	$—
Surety bonds	862.5	832.3	18.9	—	11.3
Total Commercial Commitments	$1,322.1	$1,272.2	$36.8	$1.8	$11.3
____________

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to March 1, 2011.

Of the amount of outstanding letters of credit at May 31, 2011, $295.3 million were issued to clients in connection with contracts (performance letters of credit). Of the $295.3 million, five clients held $220.3 million or 74.6% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at May 31, 2011, to a single client on a single project is $60.0 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At May 31, 2011 and August 31, 2010, we had total surety bonds of $862.5 million and $609.0 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at May 31, 2011 and August 31, 2010 was $119.2 million and $262.6 million, respectively.

Fees related to these commercial commitments were $2.3 million and $7.7 million for the three and nine months ended May 31, 2011, respectively, compared to $3.6 million and $11.8 million for the three and nine months ended May 31, 2010, respectively.

See Note 7 - Debt and Revolving Lines of Credit included in our consolidated financial statements for a discussion of long-term debt, and Note 11 - Contingencies and Commitments included in our consolidated financial statements for a discussion of contingencies and commitments.

Backlog of Unfilled Orders

General. Our backlog represents management’s estimate of future revenues expected to be realized from contracts awarded to us by clients. Backlog is estimated using legally binding agreements for projects that management believes are likely to proceed. Management evaluates the potential backlog value of each project awarded based upon the nature of the underlying contract, commitment and other factors, including the economic, financial, and regulatory viability of the project and the likelihood of the contract proceeding. Projects in backlog may be increased or decreased for scope change and/or may be suspended or cancelled at any time by our clients.

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

At May 31, 2011 and August 31, 2010, our backlog was as follows:

	May 31, 2011		August 31, 2010
By Segment	(In Millions)%		(In Millions)%
Power	$10,814.9	55	$11,407.9	57
Plant Services	1,686.9	9	1,850.0	9
E&I	5,291.9	27	4,942.8	24
E&C	553.9	2	759.1	4
F&M	1,367.7	7	1,246.7	6
Total backlog	$19,715.3	100%	$20,206.5	100%

	May 31, 2011		August 31, 2010
By Industry	(In Millions)%		(In Millions)%
E&I	$5,291.9	27	$4,942.8	25
Power Generation	12,961.8	66	13,938.4	69
Chemical	819.7	4	1,313.6	6
Other	641.9	3	11.7	-
Total backlog	$19,715.3	100%	$20,206.5	100%

	May 31, 2011		August 31, 2010
By Geographic Region	(In Millions)%		(In Millions)%
Domestic	$18,686.6	95	$19,126.6	95
International	1,028.7	5	1,079.9	5
Total backlog	$19,715.3	100%	$20,206.5	100%

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at May 31, 2011.

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

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 90.8% of our E&I segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of this, or any of our other nuclear projects in backlog would result in a significant reduction of our reported backlog as well as our future earnings.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in Item 1 of this report.  In preparing these financial statements, we have made our best estimates and judgments of certain amounts, after considering materiality. Application of these accounting policies, however, involves the exercise of judgment and the use of assumptions as to future uncertainties. Consequently, actual results could differ from our estimates, and these differences could be material.

The accounting policies we believe are most critical to an investor’s understanding of our operating results and financial condition and that require complex judgments by management are included in our Annual Report on Form 10-K for the year ended August 31, 2010. There were no material changes to these critical accounting policies during the three months ended May 31, 2011.

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

Goodwill Impairment Test

As discussed in Note 6 — Goodwill and Other Intangibles to our unaudited consolidated financial statements, we performed our annual goodwill impairment review on March 1, 2011. In our goodwill impairment review,  we calculated the estimated fair value for our reporting units based on the average of the projected discounted cash flows (an income approach) and the estimated market value of each reporting unit at the date we perform the impairment tests. To calculate the estimated market value of each reporting unit, we utilized the guideline public company method (a market approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under the income approach and the market approach.

The guideline public company method relies on valuation multiples derived from stock prices, financial results and enterprise values from the trailing twelve months or the next twelve months of publicly traded companies that are comparable to the subject reporting unit. The derived valuation multiples are then applied to the reporting unit’s earnings before interest, taxes, depreciation, and amortization (EBITDA) and earnings before interest and income taxes (EBIT) to develop an estimate of the fair value of the subject reporting unit. The earnings multiples used in our goodwill impairment review ranged between 7.0 times and 11.3 times. In addition, the guideline public company method uses a control premium to arrive at the fair value of operations. In our goodwill impairment models, we used a 20% control premium for all of our reporting units.

The discounted cash flow method relies upon a company’s estimated future cash flows, and then “discounting” those future flows by the desired rate of return in order to determine the “present value” of the future cash stream. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin, and terminal value capitalization rate. The discount rates used in the discounted cash flow models ranged from 12.7% to 19.6%. The terminal value was calculated by using a terminal value capitalization rate of 2.8%.

Our review did not indicate an impairment of goodwill for any of our reporting units. However, the excess of the fair value of our E&C reporting units over is carrying values was less than 10%. Our E&C reporting unit has $139 million of goodwill allocated to it.

Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. For example, if the forecasted EBITDA and EBIT used in our models for our E&C reporting unit were to decline by 10%, the calculated fair value would be less than the carrying value requiring us to perform a second step in the goodwill impairment process. Changes in the assumptions used in our goodwill impairment testing could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending or a decline in the demand for our services due to changing economic conditions. Further, given the nature of our business, if we are unable to win or renew contracts, unable to estimate and control our contract costs, fail to adequately perform to our clients’ expectations, fail to procure third-party subcontractors, heavy equipment and materials or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, refer to Note 1 — General Information included in our unaudited consolidated financial statements.

Recently Issued Accounting Pronouncements

An accounting standard update related to new disclosures about fair value measurements was issued.  Part of the standard was effective for us in the first quarter of our 2011 fiscal year.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis will be effective for us beginning with the first quarter of our 2012 fiscal year.  The adoption of the final part of the standard is not expected to have a material impact on our condensed consolidated financial statements.

An accounting standard update related to the way companies test for impairment of goodwill was issued.  Pursuant to this accounting update, goodwill of the reporting unit is not impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount.  In that event, the second step of the impairment test is not required.  However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill.  Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim.  This standard became effective for us beginning in the first quarter of our 2011 fiscal year.  The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

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

ITEM 4. — CONTROLS AND PROCEDURES
Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at May 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

(c)	The following table provides information about our purchases during the quarter ended May 31, 2011 of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
3/1/2011 to 3/31/2011	4,550,060	$33.88	4,550,060	$298,382.004
4/1/2011 to 4/30/2011	5,288,247	$37.25	5,288,165	$101,380,846
5/1/2011 to 5/31/2011	2,625,729	$38.61	2,625,729	$-
Total	12,464,036		12,463,954

1.	April repurchases includes 28 shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

2.
In December 2010, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, at times and in such amounts as management deems appropriate. There was no expiration date on the authorization.

ITEM 5. — OTHER INFORMATION

ITEM 6. — EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: June 28, 2011	By:	/s/ Brian K. Ferraioli
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

#10.1	Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010	The Shaw Group Inc. Quarterly Report on Form 10-Q for the period ended November 30, 2010	1-12227	10.1

#10.2	First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent	The Shaw Group Inc. Quarterly Report on Form 10-Q for the period ended November 30, 2010	1-12227	10.2

*10.3	Amended and Restated Employment Agreement dated as of April 8, 2011 by and between the Company and David L. Chapman, Sr.	The Shaw Group Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2011	1-12227	10.3

*10.4	Employment Agreement dated as of February 2, 2011 by and between the Company and Clarence Ray.	The Shaw Group Inc. Quarterly Report on Form 10-Q for the period ended February 28, 2011	1-12227	10.4

†31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§101.INS	XBRL Instance Document.

§101.SCH	XBRL Taxonomy Extension Schema Document.

§101.CAL	XBRL Calculation Linkbase Document.

§101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.