Form 10-K
period 2011-08-31
SHAW GROUP INC
filed 2011-10-31
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

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

Large accelerated filer ☑	Smaller reporting company ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $2.9 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange (NYSE) on February 28, 2011, the last business day of the registrant’s most recently completed second fiscal quarter). Common stock held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at October 26, 2011 was 71,310,071.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the SEC) within 120 days of August 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (Form 10-K).

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	(Removed and Reserved)

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits, Financial Statement Schedules

i

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ABWR	Advanced boiling water reactor
AQC	Air quality control
AP1000®	AP1000 is a registered trademark of Westinghouse Electric Co., LLC
AR	Accounts receivable
ASC	Accounting Standards Codification
ASME	American Society of Mechanical Engineers
ASU	Accounting Standards Update
Badger	Badger Technologies Holdings L.L.C.
BNFL	British Nuclear Fuels plc
CAP	Compliance Assurance Process
CCGT	Combined-cycle gas turbine
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CIE	Costs and estimated earnings in excess of billings
COL	Combined operating license
Corps	U.S. Army Corps of Engineers
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Commercial relationship agreement
DJ Heavy Construction	Dow Jones US Heavy Construction
DOE	U.S. Department of Energy
E&C	Our Energy and Chemicals segment
E&I	Our Environmental and Infrastructure segment
EBIT	Earnings before interest expense and income taxes
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EHS	Environmental Health and Safety
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
EPU	Extended power uprate
ERISA	Employee Retirement Income Security Act
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
F&M	Our Fabrication and Manufacturing segment
Facility	Our unsecured Second Amended and Restated Credit Agreement, dated as of June 15, 2011
FASB	Financial Accounting Standards Board
FCC	Fluid catalytic cracking
FCPA	U.S. Foreign Corrupt Practices Act
FEED	Front-end engineering and design
FEMA	Federal Emergency Management Agency
FIFO	First-in, first-out
GAAP	Accounting principles generally accepted in the United States
GHGs	Greenhouse gases
IAEA	International Atomic Energy Agency
IDIQ	Indefinite delivery, indefinite quantity
IHI	Ishikawajima-Harima Heavy Industries Co., Ltd.
Interest LC	The additional letters of credit for $77.9 million at August 31, 2011, for the benefit of NEH related to interest on the Westinghouse Bonds (defined below).
Investment in Westinghouse	Our 20% interest in Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK), Ltd. Acquired in October 2006
IRS	Internal Revenue Service
IT Group	IT Group, Inc.
JPY	Japanese Yen
LEED	Leadership in Energy and Environmental Design
LGP	Loan Guarantee Program
LIBOR	London Interbank Offered Rate
LNG	Liquefied natural gas
NEH	Nuclear Energy Holdings LLC, our wholly-owned special purpose acquisition subsidiary
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
OSHA	Occupational Safety and Health Administration

ii

PAA	Price-Anderson Act
Principal LC	A letter of credit for approximately $55.8 million at August 31, 2011, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (defined below).
PRPs	Potentially responsible parties
Put Option	Japanese Yen-denominated put option agreements entered into in connection with the acquisition of our Investment in Westinghouse
RCRA	Resources Conservation and Recovery Act
S&P	Standard & Poor’s
S&P 500	Standard & Poor’s 500 index
SAR	Stock appreciation rights
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
SG&A	Selling, general and administrative
SHARQ	A grassroots ethylene plant for Eastern Petrochemical Company in Saudi Arabia
Shaw-Nass	Shaw-Nass Middle East, W.L.L.
SO2	Sulfur dioxide
Stone & Webster	Stone & Webster, Inc.
Syngas	Synthesis gas
TNEH-UK	Toshiba Nuclear Energy Holdings (UK), Ltd.
TNEH-US	Toshiba Nuclear Energy Holdings (US), Inc.
VIE	Variable interest entity
Westinghouse	Our Investment in Westinghouse, along with its subsidiaries
Westinghouse Bonds
The JPY 128.98 billion (equivalent to approximately $1.1 billion)  limited recourse bonds issued by NEH on October 13, 2006 and maturing on March 15, 2013 used to partially finance our Investment in Westinghouse.

Westinghouse Equity	Our 20% equity interest in Westinghouse, held by Nuclear Energy Holdings

iii

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

PART I

Item 1.  Business.

General

The Shaw Group Inc. (Shaw, we, us, and our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation, and facilities management services to a diverse client base that includes regulated electric utilities, independent and merchant power producers, government agencies, multinational and national oil companies, and industrial corporations. We have developed and acquired significant intellectual property, including induction pipe bending technology, environmental decontamination technologies, and downstream petrochemical technologies. Through our investment in the Westinghouse Group, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000® nuclear power technology units to be built in the United States (U.S.) and other locations. (AP1000 is a trademark or registered trademark in the U.S. of Westinghouse Electric Co. LLC, its subsidiaries and/or its affiliates. This mark also may be used and/or registered in other countries throughout the world. All rights reserved. Unauthorized use is strictly prohibited. Other names may be trademarks of their respective owners.)  Our proprietary olefin and refinery technologies – coupled with ethyl benzene, styrene, cumene, and bisphenol A technologies – allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies, which span our business units companywide, provide us with a competitive, long-term advantage in the marketplace.

Shaw has significant experience in effectively managing subcontractors, craft labor, and materials procurement associated with the construction of oil refineries, petrochemical plants, electric power generation plants, and other industrial facilities. We have the versatility to function on any given project as the primary contractor, subcontractor, or quality assurance construction manager. We provide technical and economic analysis and consulting to a global client base primarily in the fossil, nuclear power, environmental, energy, and chemicals industries.

We report our financial results using August 31st as our fiscal year end. Accordingly, our fiscal quarter end dates are as follows:

First Quarter	November 30th
Second Quarter	February 28th
Third Quarter	May 31st
Fourth Quarter	August 31st

Our stock trades on the NYSE under the ticker symbol “SHAW.” We are a Louisiana corporation with our executive offices located at 4171 Essen Lane, Baton Rouge, Louisiana 70809, and our telephone number is (225) 932-2500.

History

In 1986, J. M. Bernhard, Jr., our Chairman, President and Chief Executive Officer, and two colleagues, founded Shaw as a pipe fabrication shop in Baton Rouge, Louisiana. Since then we significantly have expanded our expertise and breadth of services through organic growth and strategic acquisitions.

In July 2000, we acquired certain assets of Stone & Webster, Inc. (Stone & Webster), a leading global provider of EPC, construction management and consulting services to the energy, chemical, nuclear, environmental, and infrastructure industries. Combined with our existing pipe fabrication and construction capabilities, the Stone & Webster acquisition transformed Shaw into a vertically integrated EPC services company.

Our May 2002 acquisition of select assets of the IT Group, Inc. (IT Group) significantly expanded our position in the environmental remediation and infrastructure markets, particularly in the U.S. government services sector. The acquisition further diversified our clientele and contract mix and provided new opportunities to cross-sell services, such as environmental remediation, to our existing EPC clients.

In October 2006, we acquired a 20% interest in two companies (our Investment in Westinghouse) who, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). Westinghouse provides advanced nuclear plant designs and equipment, fuel, and a wide range of other products and services to the owners and operators of nuclear power plants. We intend to divest our Investment in Westinghouse no later than January 2013. In addition to our Investment in Westinghouse, we are parties to a commercial relationship agreement (CRA) with Westinghouse, which provides us certain exclusive opportunities to bid on projects for which we would perform EPC services for future projects using Westinghouse’s nuclear AP1000 technology. This agreement will remain in effect until such time as our subsidiary, Nuclear Energy Holdings, L.L.C. exercises its put options to sell its shares in Westinghouse to Toshiba. For an explanation of this investment, see Part I, Item 1 — Business — Investment in Westinghouse Segment, below.

Our Business Segments

Because of the wide variety of our technical services and our vertical integration, we believe we are uniquely positioned to provide seamless services to our clients through the lifespan of projects, from the concept, design, building, and construction phases to the maintenance, operations, decommissioning, and decontamination phases. We believe our direct-hire construction capabilities provide us with a competitive advantage in many of the industries we serve.

Our segments strive to support and complement each other, enabling Shaw to rely on internal resources for much of our work.

Currently, we are organized under the following seven reportable segments:

•      Power,

•      Plant Services,

•      Environmental & Infrastructure (E&I),

•      Energy & Chemicals (E&C),

•      Fabrication & Manufacturing (F&M),

•      Investment in Westinghouse, and

•      Corporate

For detailed financial information and geographical sales information regarding each segment, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 — Business Segments included in our consolidated financial statements beginning on page F-2. In addition, see Item 1A — Risk Factors for a discussion of the risks related to our foreign operations.

Power Segment

Our Power segment provides a range of services, including design, EPC, technology and consulting services, primarily to the fossil and nuclear power generation industries.

Nuclear Power Generation.  Approximately 19% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services, including engineering, design, procurement, construction, and project management, to the domestic and international nuclear power industry. We have been awarded three EPC contracts to build six AP1000 nuclear power units in the U.S. — two units each for Georgia Power, South Carolina Electric & Gas, and Progress Energy. In China, we are providing technical and project management services for four AP1000 nuclear power units at two sites and have an initial contract for an additional two AP1000 nuclear units at a third site.

Nuclear Services.  In addition to our expertise in new plant construction, we are recognized in the power industry for improving the efficiency, capacity output, and reliability of existing nuclear plants through power uprates and life-cycle management. We perform EPC services to restore, renovate, or modify those plants. The projects represent a competitive cost alternative to new plant construction and are expected to be an important component in the expansion of U.S. power generation and our Power segment. In 2011, we entered into a contract to provide EPC services on approved projects designed to extend the life cycle of major components at American Electric Power’s Cook Nuclear Plant in Michigan.

Gas-Fired Generation. Approximately 22% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their assets. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but have comparatively higher operating costs. We expect power producers to increase capital spending in the U.S. on gas-fired power plants to take advantage of relatively inexpensive natural gas prices. We expect gas-fired power plants to continue to be an important component of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area. We are building two combined-cycle gas turbine (CCGT) gas plants in North Carolina and completed a CCGT plant in Nevada in 2011. We have seen increased activity in this area as evidenced by a fourth-quarter EPC services award for a nominal 550-megawatt CCGT gas turbine plant for Entergy’s Ninemile Point Steam Electric Station near New Orleans, Louisiana.

Clean Coal-Fired Generation.  Approximately 44% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital-intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, has caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe coal will continue to be a component of future U.S. energy generation, and we intend to capture a significant share of any new-build, retrofit or expansion projects.

Air Quality Control (AQC).  We service the domestic and international markets for flue gas desulfurization retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture systems, and selective catalytic reduction processes for fossil-fueled power plants. AQC activity is heavily dependent on federal and state regulation of air pollution and has declined in recent years as new air regulations are being developed by states and the U.S. Environmental Protection Agency (the EPA).

In July 2011, the EPA finalized the Cross-State Air Pollution Rule, which replaces the court-vacated Clean Air Interstate Rule. The Cross-State Air Pollution Rule is designed to reduce sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. Also, in March 2011, the EPA proposed Mercury and Air Toxics Standards for power plants, which replaces the court-vacated Clean Air Mercury Rule. These rules are subject to a number of legal challenges in the U.S. Court of Appeals for the D.C. Circuit, with lawsuits having only recently been filed in September 2011 by a power generation company and by the States of Kansas and Texas. As the first-ever national standard for mercury and other hazardous air pollutants from power plants, Mercury and Air Toxics Standards are expected to require many power plants to install pollution-control technologies to reduce these emissions. The final rule is anticipated by the end of 2011. Regulation of greenhouse gases by the EPA under the Clean Air Act began in January 2011 and will require covered parties to implement best-available control technologies that are determined by state or federal permitting authorities on a case-by-case basis.

We are working with owners of fossil-fueled power plants to evaluate the impact of the regulatory initiatives these regulations and develop compliance strategies. We anticipate increased opportunities for the installation of various air pollution-control technologies as these regulatory initiatives are finalized and placed into effect.

Plant Services Segment

Our Plant Services segment is a market leader, providing a full range of integrated asset life-cycle capabilities that complement our power and industrial EPC services. We provide clients with electric power refueling outage maintenance, turnaround maintenance, routine maintenance, offshore maintenance, modifications, capital construction, off-site modularization, fabrication, reliability engineering, plant engineering, plant support, and specialty services. We perform services to restore, rebuild, repair, renovate, and modify industrial facilities, as well as offer predictive and preventive maintenance. Our Plant Services segment operates at client work sites primarily in North America.

Nuclear Plant Maintenance and Modifications. We provide systemwide maintenance and modification services to approximately 39% of the 104 operating nuclear power reactors in the U.S., including the country’s two largest nuclear fleets. Those services include engineering, maintenance, and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates, and performance improvements.

In addition, we provide a continuum of support and planning between refueling outages and maintain an experienced core team of professionals. We concentrate on complicated, noncommodity projects in which our historical expertise and project management skills add value. We can further expand supplemental nuclear plant modifications for existing clients and are capable of providing services to international clients operating nuclear plants.

Fossil Plant Maintenance and Modifications. In addition to nuclear plant maintenance, we provide or offer services to fossil generating facilities including coal and natural gas plants. Our nuclear maintenance expertise and construction planning and execution skills support the services we provide to fossil power clients.

Industrial Maintenance and Modifications. We have a continuous presence at several U.S. field locations serving alternative energy, petrochemical, specialty chemical, oil and gas, steel, manufacturing, and refining industries. We offer comprehensive services to clients in combinations that increase capacity, reduce expenditures, and optimize costs to enable higher returns on production within their facilities.

Capital Construction. Our capital construction experts bring decades of experience to serve clients in chemical, petrochemical, refining, and power industries throughout the U.S. Our construction scope includes constructability reviews, civil and concrete work, structural steel erection, electrical and instrumentation services, mechanical and piping system erection, and modular construction. We also can successfully mobilize resources under demanding client deadlines to rebuild and restore facilities damaged by natural disasters or catastrophes.

Environmental & Infrastructure (E&I) Segment

Our E&I segment provides full-scale environmental and infrastructure services for government and private-sector clients around the world. These services include program and project management, design-build, engineering and construction, sustainability and energy efficiency, remediation and restoration, science and technology, facilities management, and emergency response and disaster recovery.

Program Management. We manage large federal, state, and local government programs, including capital improvement, emergency response and disaster recovery, and energy efficiency programs, as well as private-sector commercial programs. We provide planning, program management, operations management, and technical services for clients such as FEMA and for state-run energy efficiency programs in Illinois, Louisiana, Missouri and Wisconsin. We staff projects with experienced professionals and provide clients with a single point of accountability. Our integrated business teams provide expertise and consistency throughout each program.

Design-Build. We use our proficiencies in engineering, design, procurement, operations, construction, and construction management for all design-build phases of large infrastructure projects. Valued at approximately $1.2 billion, our Inner Harbor Navigation Canal Surge Barrier project in New Orleans, Louisiana, recently achieved its milestone of 100-year-level storm protection. Nearly two miles long, it is the largest design-build civil works project ever awarded by the U.S. Army Corps of Engineers (Corps) and part of a system designed to better protect the greater New Orleans area from the storm surge that often accompanies hurricanes and tropical storms. Also, Shaw AREVA MOX Services, LLC is under contract with the U.S. Department of Energy (DOE) to design, license, and construct the approximately $4.5 billion mixed oxide fuel fabrication facility in Aiken, South Carolina – a first-of-its-kind facility in the U.S. to process weapons-grade plutonium into fuel for nuclear power generating plants. Additionally, we provide a range of cost-effective green building solutions, including those that meet requirements for Leadership in Energy and Environmental Design (LEED) certified structures for the federal government, helping our clients achieve sustainability goals and save energy.

Environmental Remediation. As a leading environmental remediation contractor, we provide a full range of engineering, design, construction, and scientific services to clients in the chemical, energy, real estate, manufacturing, and transportation sectors. We execute complex remediation and restoration projects at U.S. government sites contaminated with hazardous wastes. For more than a decade, we have provided remediation services at multiple sites for the Corps’ Formerly Utilized Sites Remedial Action Program. We also possess extensive munitions response experience and have responded to munitions and explosives of concern at Formerly Used Defense Sites, Base Closure and Realignment facilities and Department of Defense bases. Our technological capabilities such as laboratory assessments, field testing, and analytic evaluation support a wide range of client needs, including groundwater modeling, contaminant transport, and soil washing. Additionally, we have one of the largest production capacities of microbial cultures in the industry, allowing for the biological remediation of contaminated groundwater and the sale of cultures to licensees.

Emergency Response & Recovery. We provide emergency response, relief and recovery services for clients and communities around the world. Our specialized resources and equipment, including real-time professional staffing deployments and technological capabilities, enable quick response to adverse environmental, health, safety, and economic impacts resulting from natural disasters, industrial incidents or acts of terrorism. Following the massive earthquake and tsunami that struck Japan in 2011, we began working with Toshiba Corp. to provide engineering, design, consulting, environmental and remediation services at the Fukushima Daiichi nuclear power plant. In addition, we have responded to numerous emergencies, including hurricanes Katrina, Rita, Ike, and Gustav; the earthquake in Haiti; the Deepwater Horizon oil spill in the Gulf of Mexico; and, most recently, the outbreak of flooding and tornados in both the midwestern and southeastern U.S.

Coastal, Maritime and Natural Resource Engineering and Restoration. We provide engineering and design services, including port and waterway navigation feasibility and development, sediment management, coastal engineering, environmental services, levee development and barrier island and shoreline protection and restoration. We also perform wetlands construction, mitigation, and restoration. Many of our projects are generated by the Coastal Wetlands Planning Protection and Restoration Act, which provides federal funds to restore and conserve coastal wetlands and barrier islands. In response to the Deepwater Horizon oil spill, we managed the construction of barrier berms for the state of Louisiana and continue to provide surveying, monitoring, and project management services. Our acquisition of Coastal Planning & Engineering, Inc. in March of 2011 strengthens our coastal restoration and port expansion expertise, as well as our ability to provide offshore support for the oil and gas industry.  In addition, the CPE trade name enables us to leverage the CPE reputation within these markets.

General Infrastructure and Transportation. We provide construction management and program management for infrastructure projects related to transportation, water, and wastewater systems. We are helping to manage construction of the Croton Water Filtration Plant, a project that will improve water quality for 8 million New Yorkers. In addition, our work for the Federal Transit Administration includes more than 20 years of program management oversight services for complex infrastructure projects. We also offer a full range of technical and management services to design, plan, engineer, construct, and renovate highways, railways, transit systems, waterways, and airports. U.S. municipal agencies such as the San Francisco Public Utilities Commission have engaged us for major water infrastructure needs, which include water system improvements and wastewater services such as planning, collection, and treatment, as well as plant construction.

Facilities Management. We offer operations, engineering, design, maintenance, construction, consulting, and technology-based solutions to help U.S. government clients maintain and operate large mission-critical facilities and functions. We provide services such as logistics and communications support, fuels management, grounds and equipment maintenance, asset management, repairs, and renovations at numerous military installations, including Forts Rucker, Benning, Richardson, and Wainwright. Additionally, we have been awarded five consecutive contracts to provide operations support and research services at the EPA Test and Evaluation Facility in Ohio and perform onsite research activities at three other EPA National Risk Management Research Laboratories.

Energy & Chemicals (E&C) Segment

Our E&C segment provides a full range of project services to the oil and gas, refining, petrochemical, and upstream industries globally. Our services include consulting, technology licensing, project management, engineering, procurement, construction, commissioning, and startup. We are differentiated by our process technologies, many of which are proprietary, and our ability to develop, commercialize, and integrate new technologies. We perform projects that range from small consulting studies to large EPC projects within five major industry areas: consulting, ethylene, chemicals/petrochemicals, refining, and upstream.

Consulting. This business provides independent commercial, financial, and technical management advice to operating and financial companies, developers, utilities, and governments. For the short- to mid-term, global uncertainties and risk avoidance by investors likely will lead to slow growth prospects for industries served by our E&C Segment. However, we anticipate some increased activity in oil and gas and processing areas, renewable energy supply, and power transmission. Services associated with mergers and acquisitions due diligence for clients also are expected to rise.

Ethylene. The process to manufacture of ethylene is one of Shaw’s core proprietary technologies. Produced by the steam cracking of hydrocarbon feedstocks, ethylene and its co-products − propylene, butenes, butadiene, and aromatics such as benzene, toluene, and xylene − are key building blocks for other petrochemicals and polymers. We provide a range of project services to support this technology, from conceptual studies through detailed design and EPC. We have designed and/or built more than 120 grassroots units and a similar number of revamps/expansions, which provide a significant portion of the world’s ethylene supply. A key component of our ethylene technology is our advanced furnace technology, which is based on more than 40 years of research, design, and operating experience. Since 1996, Shaw has licensed more than 180 furnaces. All were installed in grassroots or revamp projects that, together, produce more than 17 million metric tons of ethylene per year.

We see activity in the Middle East, where projects are likely to proceed because of the availability of low-cost feedstock, and in China and India, where ethylene markets seem to be affected less by the economic slowdown. In North America, low natural gas prices, through shale gas developments, are making ethylene production more competitive, leading to potential plant and furnace expansions as well as plans for grassroots units. We also believe that as owners seek to increase propylene production and maximize overall productivity, there will be greater opportunities to revamp existing facilities during the next several years.

Petrochemicals. We are a leading provider of proprietary technology, engineering, procurement, construction, commissioning, startup, operations, and maintenance services to petrochemical complexes worldwide. Our portfolio, which includes technologies with alliance partners, offers polyethylene and acrylonitrile butadiene styrene polymer. We also provide integration expertise and other services for manufacturing plants that make solar-grade polysilicon. Through our Badger Licensing LLC joint venture with ExxonMobil, we offer ethylbenzene, styrene monomer, cumene, and bisphenol A. Badger’s latest addition to its technology portfolio is BenzOUT™, which reduces benzene in gasoline to meet current and future environmental regulations.

Although there has been significant production growth in commodity petrochemicals such as polyethylene and polypropylene during the past several years, mostly in the Middle East and China, the economic downturn has impacted demand and delayed plans for new facilities. As the economy recovers, we believe we will see growth in regions such as China, India, and Latin America, where new, integrated complexes are being planned, and the Middle East and Asia, where plans are under way to expand production of commodity petrochemicals.

Oil Refining. We provide technology, engineering, procurement, construction, and startup and commissioning services for projects ranging from grassroots designs to revamps of existing units. Services include technology licensing, front-end studies, front-end engineering and design (FEED), licensor integration, project management consultancy, detailed engineering, EPC, startup and commissioning.

Shaw’s Fluid Catalytic Cracking (FCC) technology, jointly licensed with an international partner, remains a key technology, stemming from its flexibility to handle a variety of feedstocks and its ability to significantly increase the production of gasoline and polymer-grade propylene. Whether applied in a grassroots unit or a revamp, our FCC technology can process low-quality feedstocks and add value by improving product yields, quality, and energy efficiency. We have completed approximately 50 grassroots licensed FCC units and many revamps that include modifications to our competitors’ technology designs. We also offer enhanced high-severity cracking technologies, including deep catalytic cracking and catalytic pyrolysis process, which maximize the production of propylene and ethylene.

We forecast growth in the refining sector, led by growth in the Middle East and Asia. New refineries are predicted to address domestic demand growth in other developing markets. Reconfiguration of U.S. and European refineries to produce cleaner fuels and meet environmental standards – along with the implementation of more complex refineries to process heavier, sour crude feedstocks – should create new opportunities for us.

Upstream. Our oil and gas capabilities include conceptual design, feasibility studies, technology development, FEED, detailed engineering and EPC. Project experience includes oil and gas facilities, gas transmission and storage, gas processing and synthesis gas (syngas).

Our upstream business has been successful in winning project management consultancy work and new contracts in the onshore and offshore sectors, as well as contracts in the alternate energy/clean technology sector, giving us the potential to establish our long-term competitive position in clean technologies.

Fabrication & Manufacturing (F&M) Segment

We believe our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for this segment’s products typically is driven by capital projects in industries that process fluids or gases such as the electric power, chemical, and refinery industries.

We seek to minimize the net working capital requirements of our F&M segment by contemporaneously invoicing clients when we purchase materials for our pipe, steel, and modular fabrication contracts. Our invoices generally do not include extended payment terms, nor do we offer significant rights of return. These contracts typically represent the majority of the business volume of our F&M segment.

The F&M segment supports both external clients and other Shaw business segments. For example, our F&M segment provides pipe and structural steel fabrication to the E&I segment for certain DOE work and for several Power segment projects. Additionally, the F&M segment’s newest U.S. facility assembles modules for the construction of nuclear power plants and can be used for offshore oil and gas related projects.

Pipe Fabrication. We fabricate fully integrated piping systems for heavy industrial clients around the world. We believe our expertise and proven capabilities in furnishing complete piping systems on a global scale has positioned us among the largest suppliers of fabricated piping systems for power generation facilities worldwide. Piping systems are normally on the critical path schedule for many heavy industrial plants. Large piping systems account for significant components within power generation, chemical, and other processing facilities.

We fabricate complex piping systems using carbon steel, stainless, nickel, titanium, aluminum, and chrome moly pipe. We fabricate the pipe by cutting it to specified lengths; welding fittings, flanges or other components on the pipe; and/or bending the pipe to precise client specifications using our unique pipe-bending technology. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated, and efficient pipe-bending technology of its kind. Using this technology, we bend carbon steel and alloy pipe for industrial, commercial, and architectural applications. Delivering piping systems that have been pre-fabricated to client specifications to a project site can provide significant savings in labor, time, and material costs as compared to field fabrication. Bent pipe also provides greater strength and production enhancements over piping systems with welding-in fittings and is a preferred method. Additionally, we have implemented a robotics welding program, as well as automated and semi-automated welding processes and production technology, that we believe results in increased productivity and quality.

We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico, and Venezuela, as well as through joint ventures in Bahrain, Brazil, and a newly constructed facility in Abu Dhabi, United Arab Emirates. Our South Carolina facility is certified to fabricate pipe for nuclear power plants and maintains nuclear pipe American Society of Mechanical Engineers certification.

Through structural steel fabrication, we produce custom fabricated steel components and structures used in the architectural and industrial fields. These steel fabrications are used for supporting piping and equipment in buildings, chemical plants, refineries, and power generation facilities. Our fabrication lines use standard mill-produced steel shapes that are cut, drilled, punched, and welded into the specifications requested by our clients. We have structural steel fabrication operations in Louisiana and Mexico, offering the latest advanced and efficient technology for structural steel fabrication.

Manufacturing and Distribution. We operate pipe-fitting manufacturing facilities in Louisiana and New Jersey. Products from these facilities ultimately are sold to third-party operating plants and engineering and construction firms, as well as other business segments within our company. We maintain an inventory of pipe and pipe fittings, enabling us to realize greater efficiencies in the purchase of raw materials, overall lead times, and costs.

We operate distribution centers in Louisiana, Texas, Georgia, New Jersey, and Oklahoma to distribute our products and products manufactured by third parties.

Module Fabrication and Assembly. We began operations of our module fabrication and assembly facility in Lake Charles, Louisiana, in May 2010. This facility is believed to be the first of its kind in the U.S. and builds modules for the construction of nuclear power plants. It also has capabilities to build modules for petrochemical and chemical plants around the world. The facility uses our industry-leading technologies and our proprietary operations management systems. We have received orders for the first nuclear power plants to be built in the U.S. in more than 30 years, all of which will use AP1000 modular technology. The modules used in these nuclear power plants are being fabricated at the facility.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20 percent equity interest (Westinghouse Equity) in Westinghouse, held by Nuclear Energy Holdings, our wholly-owned special purpose subsidiary.  Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear power plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power plants. We believe Westinghouse products and services are being used in approximately half of the world’s operating nuclear power plants, including 60 percent of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.  In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two in South Carolina and two in Florida. Please see our disclosures under Note 7 – Investment in Westinghouse and Related Agreements, Note 8 — Equity Method Investments and Variable Interest Entities and Note 10 — Debt and Revolving Lines of Credit and Liquidity below for additional information related to our Investment in Westinghouse Segment and circumstances in which NEH’s Westinghouse Equity may be re-purchased by Toshiba.

On September 6, 2011, NEH announced that it intends to exercise its put options to sell the Westinghouse Equity to Toshiba. The exercise of the Japanese yen-denominated put options prior to October 2012 requires the consent of the trustee acting on behalf of the bond holders of the yen-denominated bonds that were issued in connection with the funding of the acquisition of the Westinghouse Equity. If the necessary consents are obtained, NEH formally will notify Toshiba in accordance with the terms of the put options, and the Westinghouse Equity will transfer 90 days thereafter. The funds received must be applied toward the redemption of the bonds on the next scheduled interest payment date (March 15, 2012 or September 15, 2012). Under the terms of the put option agreements, if consent to redeem the bonds early is not granted, the put options will be exercised automatically on October 6, 2012, for cash settlement on January 4, 2013. Proceeds from the sale would be used to repay the bonds in full on their scheduled maturity date of March 15, 2013.

The put options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $55.4 million at August 31, 2011. We may recognize a non-operating gain once the put options are settled resulting principally from foreign exchange movements. At August 31 exchange rates and assuming early exchange, the gain would have been approximately $541.0 million pre-tax. The actual gain or loss will be determined at settlement.  We can provide no assurance that the put option will be exercised prior to October 6, 2012.

Concurrent and in connection with NEH’s acquisition of the Westinghouse Equity, we executed with Toshiba a Westinghouse commercial relationship agreement, which provides us with certain exclusive opportunities relating to marketing, developing, engineering and constructing Westinghouse AP1000 nuclear power plants. Under the agreement, Shaw has the exclusive right to perform specific services and/or provide equipment for AP1000 units that Shaw and Toshiba mutually agree to pursue.  The specific services and equipment include, among other things, the right to provide:  (i) EPC services on future Westinghouse AP1000 nuclear power plants; (ii) piping for certain units; and (iii) selected modules for those units (Exclusive Services). Pursuant to the terms of the agreement, Toshiba will cause Westinghouse to promote Shaw as its provider of choice for the Exclusive Services. In addition, the agreement acknowledges that the parties intend for Westinghouse to treat us no less favorably than it treats Toshiba when evaluating client needs and/or demands. The exclusive right to provide the Exclusive Services is inapplicable if Westinghouse can demonstrate that Shaw does not meet certain conditions. Additionally, the agreement contemplates that Shaw and Westinghouse will work collaboratively to develop additional initiatives from the core competencies of both companies.

The Westinghouse CRA has a six year term expiring in 2013 and contains renewal provisions. As long as we maintain more than a 15 percent interest in Westinghouse, we maintain our exclusivity rights provided under the terms of the Westinghouse CRA. If NEH is successful in obtaining the consent of the trustee to exercise its put option to sell the Westinghouse Equity to Toshiba, the Westinghouse CRA will terminate upon the exercise of the put option. This agreement, accordingly, will likely terminate no later than October 6, 2012. For financial reporting purposes, we concluded at the time of signing the agreement that no value should be allocated to the Westinghouse CRA nor should it be recognized as a separate asset.

For additional information, see Note 8 — Equity Method Investments and Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2.

Corporate Segment

Our Corporate segment includes our corporate management and expenses associated with managing our company as a whole. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not allocated to other segments. Our Corporate segment’s assets primarily include cash, cash equivalents and short-term investments held by the corporate entities, property and equipment related to our corporate headquarters and certain information technology assets.

Clients, Marketing and Seasonality

Our clients are principally regulated utilities, independent and merchant power producers, multinational and national oil companies and industrial corporations, and government agencies. See Note 16 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding our client concentrations. Additionally, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog for information regarding our backlog concentrations as of August 31, 2011.

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

Companies that we compete with in our Power segment include Bechtel Corporation, Fluor Corporation, URS Corporation, Black & Veatch Corporation, Kiewit Corporation and Zachry Corporation. Companies that we compete with in our E&C segment include CB&I Lummus, KBR, Inc., Samsung, The Linde Group, and Technip. Companies that we compete with in our E&I segment include CH2M Hill, URS, Fluor, Jacobs Engineering Group, Inc., Bechtel, AECOM, and TetraTech, Inc. Companies that we compete with in our Plant Services segment include Fluor, Day & Zimmerman, Turner Industries, KBR, and Jacobs. Companies that we compete with in our F&M segment consist of a number of smaller pipe fabricators in the U.S., while internationally our principal competitors are divisions of large industrial firms. Companies that compete with our Investment in Westinghouse segment include Areva, General Electric (GE), Mitsubishi, Hitachi, and AtomStroyExport.

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

The following table sets forth backlog by segment at August 31, 2011 and 2010 (in millions):

	August 31, 2011	August 31, 2010
Power	$10,776.4	$11,407.9
Plant Services	2,119.7	1,850.0
E&I	5,189.9	4,942.8
E&C	436.4	759.1
F&M	1,495.9	1,246.7
Total backlog	$20,018.3	$20,206.5

For additional information with respect to our backlog as of August 31, 2011 and 2010, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Part I, Item 1A — Risk Factors for a discussion of risks related to our backlog.

Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable contracts and fixed-price contracts. Both types of contracts may be modified by cost escalation provisions or other risk-sharing mechanisms, and both may include incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. For example, some of our contracts have elements of cost-reimbursable with a maximum target price, fixed-price subject to certain adjustments and fixed-price and cost-reimbursable provisions encompassed within one contract. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We attempt to focus our EPC activities on a cost-reimbursable plus a fee or markup and negotiated fixed-price work, each as described in more detail below. We believe these types of contracts may help reduce our exposure to unanticipated and unrecoverable cost overruns. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages that, in many cases, are pre-agreed-upon liquidated damages. All contract types are subject to client-authorized amendment.

At August 31, 2011, approximately 50% of our backlog was comprised of cost-reimbursable contracts and 50% was comprised of fixed-price contracts. See Note 1 — Description of Business and Summary of Significant Accounting Policies for a discussion of the nature of our operations and types of contracts.

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

Raw Materials and Suppliers

For our EPC services, we often rely on third-party equipment and raw materials manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other price fluctuations resulting from supply and demand imbalances. In the future, our mix of third-party suppliers will increase as our construction phase progresses on our major nuclear EPC contracts, and we may experience increased dependence on particular suppliers as a result.

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

Environmental Health & Safety (EHS)

We actively promote a positive and proactive attitude toward safety in accordance with all applicable and related laws. Our mission is to be the industry leader in environmental, health and safety performance and our pursuit of this mission is evidenced by our achievements in reaching safety milestones, winning safety awards and maintaining a low Occupational Safety and Health Administration (OSHA) case rate. We reached full commercial operation of a grassroots ethylene plant for Eastern Petrochemical Company (SHARQ) in Saudi Arabia without a lost-time incident. We strive for zero injuries, illnesses and environmental incidents on all of our job sites.

Industry Certifications

In order to perform certain aspects of nuclear power plant construction, fabrication and installation activities of American Society of Mechanical Engineers (ASME) Section III Code items such as vessels, piping systems, supports and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required ASME certifications (N, N3, NPT, and NA stamps) (NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) for N and N3 stamped nuclear components. ASME NQA-1 is the NRC-endorsed industry standard that defines the Quality Assurance Program requirements for Nuclear Facility Applications. Our module fabrication and assembly facility in Lake Charles, Louisiana is a key contributor to the nuclear supply chain which commits to and complies with this standard.

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

Our Laurens, South Carolina, pipe fabrication facility also maintains a nuclear piping ASME certification (NPT stamp) and is authorized to fabricate piping for nuclear power plants and to serve as a material organization to manufacture and supply ferrous and nonferrous material. This facility also is registered by the International Organization of Standards (ISO 9001-2008). Substantially all of our North American engineering operations, as well as our U.K. and Middle East operations, are registered also by the International Organization of Standards (ISO 9001). This registration provides assurance to our clients that we have procedures to control quality in our fabrication processes.

Patents, Tradenames and Licenses and Other Intellectual Property

We consider our web-based earned value application, ShawTractm, to be proprietary assets. In addition, our E&C segment has developed or has the right to license leading process technologies, including technologies from third parties, used for the production of a variety of petrochemicals and chemicals. We have a leading position in technology associated with the design and construction of plants that produce ethylene, which we protect and develop with license restrictions and a research and development program. We believe our complete technology portfolio and experience in the commercial application of technologies and related know-how differentiates us from our competitors, enhances our margins and provides early involvement in projects that may utilize our broad range of engineering, procurement and construction capabilities. We also are developing and researching new technologies to complement and expand our offerings.

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

Environmental Matters

Our U.S. operations are subject to numerous laws and regulations at the federal, regional, state and local level relating to environmental protection and the safety and human health of personnel and the public. These laws and regulations apply to a broad range of our activities, including those concerning emissions, discharges into waterways, and generation, storage, handling, treatment and disposal of hazardous materials and wastes. Environmental protection laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. Failure to comply with these laws and regulations could result in, among other things,  the assessment of administrative, civil and/or criminal penalties, the imposition of remedial requirements and the issuance of orders limiting or enjoining some or all of our future operations.

Under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state laws applicable to our domestic operations, we may be required to investigate and remediate hazardous substances and other regulated materials that have been released into the environment. CERCLA and comparable state laws impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released, regardless of whether a company knew of or caused the disposal or release. Liable parties under CERCLA may be required to pay for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs.   Our domestic operations generate solid wastes, including hazardous wastes that are subject to the requirements of the Resources Conservation and Recovery Act (RCRA) and comparable state laws. Failure by us to handle and dispose of solid and hazardous wastes in compliance with RCRA may result in the imposition of liability, including remedial obligations. We also could incur environmental liability at sites where we have been contractually hired by potentially responsible parties (PRPs) to remediate contamination of the site. Some PRPs have from time to time sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for site cleanup costs in certain circumstances. These PRPs have asserted that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of solid or hazardous wastes or hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur cleanup costs and other costs directly, notwithstanding the potential availability of contribution or indemnification from other parties.

The Federal Water Pollution Control Act, also known as the Clean Water Act, and applicable state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the United States. The discharge of pollutants into jurisdictional waters is prohibited unless permitted by the EPA or applicable state agencies.  In addition, the Oil Pollution Act of 1990 imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the United States. A responsible party includes the owner or operator of a facility. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

The Federal Clean Air Act and analogous state laws require permits for facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties.  More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could impact our business.   On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs  present an endangerment to public heath and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes.  Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Federal Clean Air Act. The EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and that regulates emissions of GHGs from certain stationary sources, effective January 2, 2011.  Also, the EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis, beginning in 2011 for emissions occurring in 2010, as well as offshore and onshore oil and natural gas production facilities and onshore processing, transmission, storage and distribution facilities on an annual basis beginning in 2012 for emission occurring in 2011. In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels such as refineries and gas processing plants, to acquire and surrender emission allowances. The number or allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal.

It is not possible to predict at this time whether these requirements or any regulations or legislation adopted in the future to control GHG emissions would have an overall negative or positive impact on our business.  If these requirements increase the cost of doing business for our clients and reduce the demand for our clients’ products, the demand for our services could be reduced.  Alternatively, these requirements could result in an increased demand for our services related to the reduction of GHG emissions.  Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms (including hurricanes), droughts, and floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations.

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

Employees

We employ approximately 27,000 people, including part-time and temporary workers. This total includes approximately 14,000 craft employees, 4,000 technical employees and 9,000 nontechnical administrative employees. Approximately 4,500 employees were represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We believe that current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

See Part I, Item 1A — Risk Factors for a discussion of the risks related to work stoppages and other labor issues.

Available Information

All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. Information on our website is not incorporated into this 2011 Form 10-K or our other securities filings. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: The Shaw Group Inc., Attention: Investor Relations Office, 4171 Essen Lane, Baton Rouge, Louisiana, 70809, (225) 932-2500. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our Chief Executive Officer to the NYSE. We filed last year’s certification on January 25, 2011. In addition, our Chief Executive Officer and Chief Financial Officer each have signed and filed the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

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

You should refer to the explanation of the qualifications and limitations on forward-looking statements under Cautionary Statement Regarding Forward-Looking Statements on page 1 in this Form 10-K.  All forward-looking statements made by us are qualified by the risk factors described below.

Risks Related to Our Operations

Demand for our products and services is cyclical and vulnerable to economic downturns and reductions in private industry and government spending and/or their ability to meet existing payment obligations. If general economic conditions continue to weaken or the credit markets deteriorate, we may be unable to recover expenditures, our revenues, and profits, and our financial condition may be negatively impacted.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.

Fluctuations in the economy can affect consumer’s demand for electricity and thus our clients’ capital spending priorities. Due to the current economic downturn, many of our clients may face budget shortfalls or may delay capital spending resulting in a decrease in the overall demand for our services. A decrease in federal, state and local tax revenue as well as other economic declines may result in lower government spending. Our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the credit markets. This reduction in spending could have a material adverse effect on our operations.

Our clients may demand better pricing terms and their ability to timely pay our invoices may be affected by an ongoing weak economy. Our business traditionally lags recovery in the economy; therefore, our business may not recover immediately upon any economic improvement. If the economy weakens further or government spending is reduced, then our revenues, net income and overall financial condition may deteriorate.  Further, in many instances during the course of a project, we commit and/or pay for products or expenses attributable to our clients with an understanding that the client will pay us per the terms of our commercial contract with them. Our clients may not be able to make such payments to us in a timely manner, or at all, in which case we could be forced to absorb these costs requiring that we commit our financial resources to projects prior to receiving payments from the client. If a client defaults in making its payments on a project in which we have devoted significant financial resources, it could have a material adverse effect on our business or results of operations.

We face substantial competition in each of our business segments.

We face competition from numerous regional, national and international competitors, some of which have greater financial and other resources than we do. Our competitors include well-established, well-financed businesses, both privately and publicly held, including many major energy equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and some of our clients. The award of many of our contracts is determined by competitive bid.  That competition can impact the margin we earn on our contracts or cause us not to win the award.  For a discussion of certain specific competitors as well as the impact of competition on our business, please see Management Discussion and Analysis of Financial Condition and Results of Operation.

Our results of operations depend on new contract awards; however, the selection process and timing for performing these contracts are not within our control.

A substantial portion of our revenues is directly or indirectly dependent on winning new contracts. We operate in highly competitive markets and it is difficult to predict whether and when we will be awarded new contracts due to a multiple of factors including: the lengthy and complex bidding and selection process, client capital investment decisions, market conditions, available financing, government approvals, permitting and environmental matters. Further, most of those same factors can delay or stop a project.  Consequently, we are subject to the risk of losing new awards to competitors and the risk a project may experience significant delay or cancellation – impacting our results of operations and cash flows which fluctuate from quarter to quarter depending on the timing and size of new contract awards.

The March 2011 earthquake and tsunami that struck Japan caused significant damage to power and transportation infrastructure, including several nuclear reactors. As events at the Japanese nuclear facilities continue to develop, potential risks associated with nuclear power production could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses.

Shaw currently has nuclear construction projects in the U.S. and China, material amounts of which are included in our backlog. While our clients have indicated they intend to move forward with these units, domestic utility companies’ intentions could be challenged if Congress implements a moratorium on building nuclear reactors or the NRC slows the permitting process or adds additional permitting requirements. The Chinese government suspended approval of new nuclear projects and will conduct safety inspections of all plants under construction, but emphasized that China’s long-term nuclear development plans have not changed. Other governments have announced plans to review and/or delay decisions to review new nuclear projects. Demand for nuclear power could be negatively affected by such action. Because several of our segments deal with nuclear power either directly or indirectly, this could have a material adverse effect on our operations. Further, if current contracts included in our backlog are significantly delayed, modified or canceled, our future revenues and earnings may be materially and adversely impacted.

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

The Investment in Westinghouse segment could be materially and adversely affected by the events in Japan to the extent demand diminishes for Westinghouse’s nuclear products, including its AP1000 technology.  Toshiba, a Japanese company, is the majority owner of Westinghouse.  On September 6, 2011, NEH announced its intention to exercise the put option to sell the Westinghouse Equity back to Toshiba. The Westinghouse CRA will terminate upon the exercise of the put option and we can provide no assurance as to our ability to attract or retain additional work from Toshiba. See “Risks related to our Investment in Westinghouse could have an adverse effect on us.”

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and is, therefore, not a reliable indicator of our future revenues or earnings.

At August 31, 2011, our backlog was approximately $20.0 billion. Our backlog consists of projects for which we have legally binding contracts or commitments from clients, including legally binding agreements without defined scope. Commitments may be in the form of written contracts for specific projects, purchase orders or indications of the amounts of time and materials we need to make available for clients’ anticipated projects. Our backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time and for government and maintenance contracts that may not specify actual dollar amounts for the work to be performed. For these contracts, we calculate our backlog of estimated work to be performed, based on our knowledge of our clients’ stated intentions or our historic experience.  Projects may remain in our backlog for extended periods of time.

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

Approximately 50% of our backlog at August 31, 2011, was from cost-reimbursable contracts and the remaining 50% was from contracts that are primarily fixed-price. Revenues and gross profit from both cost-reimbursable and fixed-price contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contract term. We enter into contractual agreements with clients for some of our EPC services to be performed based on agreed-upon reimbursable costs and labor rates. Some of these contracts provide for the client’s review of our accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the client.

Under certain hybrid contracts such as reimbursable contracts containing a target price, we agree to the contract price of the project at the time we enter into the contract. While we benefit from costs savings and earnings from approved change orders under target-priced contracts, we are generally unable to recover all cost overruns to the approved contract price. Under certain reimbursable target price contracts, we share with the client any savings up to a negotiated or target ceiling. When costs exceed the negotiated ceiling price, we may be required to reduce our fee or to absorb some or all of the cost overruns.

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

These risks may be exacerbated by the length of time between signing a contract and completing the project because most fixed-price contracts are long-term. The term of our contracts can be as long as approximately seven years. Long-term, fixed-price contracts are inherently risky and often make us subject to penalties if portions of the project are not completed in accordance with agreed-upon time limits. Therefore, significant losses can result from performing large, long-term projects on a fixed-price basis. These losses may be material, including, in some cases, up to or exceeding the full contract value in certain events of non-performance, and could negatively impact our business, financial condition, results of operations and cash flows.

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

We are a major provider of services to U.S. government agencies and therefore are exposed to risks associated with government contracting. Government clients typically can terminate or modify contracts with us at their convenience. As a result, our backlog may be reduced or we may incur a loss if a government agency decides to terminate or modify a contract with us. We are also subject to audits, including audits of our internal controls systems, cost reviews and investigations by government contracting oversight agencies. During the course of an audit, the oversight agency may disallow costs. Cost disallowances may result in adjustments to previously reported revenues and may require refunding previously collected cash proceeds. In addition, our failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in our being suspended or barred from future government projects for a significant period of time, possible civil or criminal fines and penalties and the risk of public scrutiny of our performance, and potential harm to our reputation, each of which could have a material adverse effect on our business. Other remedies that our government clients may seek for improper activities or performance issues include sanctions such as forfeiture of profits and suspension of payments.

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

For the fiscal year ended August 31, 2011, 92.0% of our E&I segment’s backlog was with U.S. government agencies of which $1.2 billion was funded and $3.6 billion was unfunded.

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

As we convert our nuclear projects from backlog into active construction we may face significantly greater requirements for the provision of letters of credit or other forms of credit enhancements. Together with the construction costs for nuclear plants, which are significantly higher than those for coal- or gas-fired plants, we may be required to significantly expand our access to capital and credit. We can provide no assurance that we will be able to access such capital and credit as needed or that we would be able to do so on economically attractive terms. Finally, the significant expense associated with nuclear projects, weak global economic conditions and other competitive factors, including less expensive alternative energies like natural gas, may result in additional delays for currently expected projects or slower demand for nuclear energy projects over time.

Environmental laws and regulations expose us to certain risks, could increase our costs and liabilities and impact demand for our services.  While all of our operations are impacted by environmental laws and regulations, these impacts may be most significant for our nuclear and integrated environmental solutions businesses.

General

Our operations are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;
•	climate change legislation and regulatory initiatives;
•	discharges into waterways;
•	generation, storage, handling, treatment, transport and disposal of waste materials and hazardous substances; and
•	human health and safety.

Our projects often involve highly regulated materials, including hazardous and nuclear materials and wastes. Environmental laws and regulations generally impose limitations and standards relating to the use, handling, transport, discharge or disposal of regulated materials and require us to obtain a permit and comply with various other requirements. The improper characterization, use, handling, discharge or disposal of regulated materials or any other failure to comply with federal, regional, state and local environmental laws and regulations or associated environmental permits may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the issuance of injunctions that could restrict or prevent our ability to perform some or all of our activities under existing contracts. The risks associated with these activities are most significant within our E&I segment, which, in addition to environmental remediation activities, has two subsidiaries (The LandBank Group Inc. and Shaw Environmental Liability Solutions LLC) that previously purchased and/or assumed liability with respect to properties that have experienced environmental damage. We can provide no assurance that our insurance coverage or other loss remediation strategies will insulate us from any material liability associated with these operations.

     In addition to existing environmental regulations, the adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our clients’ equipment and operations could significantly impact demand for our services, particularly among our clients for coal and gas-fired generation facilities as well as our clients in the petrochemicals business. Any significant reduction in demand for our services as a result of the adoption of these or similar proposals could have a significant adverse impact on our results of operations.

Nuclear Operations

Risks associated with nuclear projects, due to their size and complexity, may be increased by permit, licensing and regulatory approvals that can be even more stringent and time consuming than similar processes for more conventional construction projects. We are subject to regulations from a number of entities, including the Nuclear Regulatory Commission (NRC), International Atomic Energy Agency (IAEA) and the European Union (EU), which have a substantial effect on our nuclear operations.  An example of the way these regulatory entities impact our business is the NRC’s certification process for the AP1000 design.  The NRC notified Westinghouse that the proposed AP1000 shield building design will require modification before it will certify the AP1000 design.  The IAEA and the EU both have systems for nuclear material safeguards.  Global-scale agreements on nuclear safety such as the Convention on Nuclear Safety and the Joint Convention on the Safety of Spent Fuel Management and on the Safety of Radioactive Waste Management are also in place.  The Euratom Treaty has created uniform safety standards aimed at protecting the public and workers and passed rules governing the transportation of radioactive waste.  In addition, licensed nuclear facilities must comply with strict inspection procedures. Regulations governing the shutdown and dismantling of nuclear facilities and the disposal of nuclear wastes could also have an effect on our operations. Delays in receiving necessary approvals, permits or licenses, failure to maintain sufficient compliance programs, or other problems encountered during construction could significantly increase our costs and cause our actual results of operations to significantly differ from anticipated results.

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

The regulatory permitting process for many of the projects performed by our Power segment requires significant investments of time and money by our clients and sometimes by us and/or our partners. There are no assurances that we or our clients will obtain the necessary permits for these projects. Applications for permits to operate these fossil and nuclear-fueled facilities, including air emissions permits, may be opposed by government entities, individuals or environmental groups, resulting in delays and possible non-issuance of the permits. For example, the NRC’s notice to WEC directing WEC to modify the AP1000 shield building, may cause a delay resulting in a schedule modification.  While we believe Westinghouse will be able to satisfy the NRC’s concerns and receive design certification, this or similar certification actions could affect or delay our ability to complete our projects. Additionally, we have been advised that activities for a proposed AP1000 nuclear reactor to be built in Florida will be slowed considerably  until a COL is issued by the NRC for the plant. We understand that the issuance of the COL may be delayed until late 2012 and, as a result, the first reactor is not expected to enter service until the 2021 timeframe, with the second anticipated 18 months later.

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

Approximately 15% of our fiscal year 2011 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. In addition to the specific challenges we face internationally, international contracts, operations and expansion expose us to risks inherent in doing business outside the U.S., including:

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

We incur significant JPY-denominated cash interest cost on the Westinghouse Bonds issued to finance our Investment in Westinghouse, and we can provide no assurance that we will receive dividends from Westinghouse sufficient to cover these costs. In an effort to mitigate this risk, we enter into foreign currency forward contracts from time-to-time, to hedge the impact of exchange rate changes on our JPY-denominated cash interest payments on the Westinghouse Bonds. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months.

In connection with our Investment in Westinghouse and issuing the Westinghouse Bonds, we entered into put option agreements with Toshiba providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined exercise period, which we are currently within.  On September 6, 2011, NEH announced that it intends to exercise its put options to sell the Westinghouse Equity to Toshiba. The exercise of the Japanese yen-denominated put options prior to October 2012 requires the consent of the trustee acting on behalf of the bond holders of the yen-denominated bonds that were issued in connection with the funding of the acquisition of the Westinghouse Equity. If the necessary consents are obtained, NEH formally will notify Toshiba in accordance with the terms of the put option agreements, and Westinghouse Equity will transfer 90 days thereafter. The funds received must be applied toward the redemption of the bonds on the next scheduled interest payment date. Under the terms of the put option agreements, if consent to redeem the bonds early is not granted, the put options will be exercised automatically on October 6, 2012, for cash settlement on January 4, 2013. Proceeds from the sale would be used to repay the bonds in full on their scheduled maturity date of March 15, 2013.

We can provide no assurance that the put options will be exercised prior to October 6, 2012 resulting from NEH’s expected request to bond holders’ trustee. However, as previously disclosed, the Westinghouse bond holders have the ability to cause us to put our Westinghouse Equity back to Toshiba as a result of the occurrence of a “Toshiba Event” as defined under the Indenture.  Should the bondholders exercise this right, the put may occur prior to October 6, 2012.

For additional information, see Investment in Westinghouse Segment in Our Business Segments above, Note 7 – Investment in Westinghouse and Related Agreements, Note 8 — Equity Method Investments and Variable Interest Entities and Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 and in Liquidity below.

The nature of our projects exposes us to potential professional liability, product liability, warranty and other claims, which may reduce our profits.

We engineer, construct and perform services including pipe and steel fabrication in large industrial facilities where accidents or system failures can have significant consequences. Any such accident or failure at a site where we provided EPC or similar services could result in significant professional liability, product liability, warranty and other claims against us, regardless of whether our products or services caused the incident. Further, the engineering and construction projects we perform expose us to additional risks including, but not limited to, equipment failures, personal injuries, property damage, shortages of materials and labor, permitting delays, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems, each of which could significantly impact our performance and materially impact our financial statements.

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

We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. Should we be determined liable, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a claims-made basis covering only claims actually made during the policy period currently in effect. Even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any damages not covered by our insurance, in excess of our insurance limits or, if covered by insurance subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

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

We had $545.8 million of goodwill and $17.1 million of intangible assets recorded on our consolidated balance sheet at August 31, 2011. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if it has become impaired which would require us to write down the impaired portion of these assets. If we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected.

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

We have certain provisions in our articles of incorporation and by-laws that may discourage a change of control of our company.

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

Other provisions require a supermajority vote.  For example, the affirmative vote of the holders of at least seventy-five percent (75%) of the outstanding shares of common stock entitled to vote on a matter (not including shares deemed beneficially owned by a related person) is required to authorize and/or approve a merger, consolidation or business combination.

This supermajority vote requirement could make it difficult to complete a merger, consolidation or sale of our company.  The Articles further provide that to change this supermajority requirement would itself require an affirmative vote of the holders of at least seventy-five (75%) of the voting power of common stock.

Any one of the provisions discussed above could discourage third parties from obtaining control of us. These provisions may also impede a transaction in which our shareholders could receive a premium over then-current market price and our shareholders’ ability to approve transactions that they consider in their best interests.

Risks Related to Our Liquidity and Capital Resources

Non-compliance with covenants in our restated credit agreement (Facility), without waiver or amendment from the lenders, could require us to post cash collateral for outstanding letters of credit and could adversely affect our ability to borrow under the Facility.

Our Facility contains certain financial covenants, including a leverage ratio and an interest coverage ratio, which limit the amounts we may borrow. In addition, we are required to file our quarterly and annual reports with the SEC on a timely basis. The defined terms used in calculating the financial covenants require us to follow GAAP, which requires the use of judgments and estimates. We may not be able to satisfy these ratios, especially if our operating results deteriorate as a result of, but not limited to, the impact of other risk factors that may have a negative impact on our future earnings. Additionally, we may not be able to file our SEC reports on a timely basis.

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not waived, the lenders under our Facility are not required to lend any additional amounts or issue letters of credit and could elect to require us to apply all of our available cash to collateralize any outstanding letters of credit, declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable or require us to apply all of our available cash to repay any borrowings then outstanding at the time of default. If we are unable to pay when due any material indebtness, to fund adequately the Facility letter of credit collateral account or if any other default has occurred and is continuing under our restated credit agreement, our lenders could proceed to accelerate all of our obligations and we could be required to pay immediately any shortfall amount required to cover our obligations into the Facility letter of credit collateral account.  If any future indebtedness under our Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full. At August 31, 2011, we had no outstanding borrowings under the Facility with outstanding letters of credit inclusive of both financial and performance of approximately $207.0 million. Our borrowing capacity under the Facility is reduced by the aggregate amount of letters of credit we have outstanding.

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

A breach of any of these covenants could result in an event of default under our Facility. For additional information, see Non-compliance with covenants in our Facility, without waiver or amendment from the lenders, could adversely affect our ability to borrow under the Facility above.

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

At August 31, 2011, we had total outstanding indebtedness of approximately $1,680.8 million, approximately $1,679.8 million of which relates to our Westinghouse Bonds and is of limited recourse to us. In addition, at August 31, 2011, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $456.1 million were outstanding and we had no borrowings under our Facility. Our indebtedness could have important consequences, including the following:

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

At August 31, 2011, approximately 17% of our employees were represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. There is inherent risk that  on-going or future negotiations relating to collective bargaining agreements or union representation may not be favorable to us.  From time to time, we have also experienced attempts to unionize our non-union shops. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

From time to time, we, our directors and/or certain of our current and former officers are named as a party to lawsuits and regulatory proceedings. A discussion of our material lawsuits appears in Note 15 — Contingencies and Commitments included in our consolidated financial statements beginning on page F-2. Although it is not possible at this time to predict the likely outcome of these actions, an adverse result in any of these lawsuits could have a material adverse effect on us.

Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows. For additional information, see Note 15 — Contingencies and Commitments and Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts included in our consolidated financial statements beginning on page F-2.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At August 31, 2011, our principal properties (those where we occupy over 35,000 square feet) were as follows:

Location	Description	Segment Using Property	Owned Leased
Baton Rouge, LA	Corporate Headquarters	Corporate	Leased
Abu Dhabi, UAE	Office Building and Pipe Fabrication Facility	F&M	Leased
Addis, LA	Fabrication Facility	F&M	Owned
Askar, Bahrain	Office Building and Pipe Fabrication Facility	F&M	Leased
Baton Rouge, LA	Office Building	Corporate	Leased
Cambridge, MA	Office Building	E&C	Leased
Centennial, CO	Office Building	Power	Leased
Charlotte, NC	Office Buildings	Power	Leased
Clearfield, UT	Fabrication and Manufacturing	F&M	Leased
Concord, CA	Office Building	E&I	Leased
Delcambre, LA	Manufacturing Facility	Plant Services	Owned
Denver, CO	Office Building	E&I	Leased
Derby, United Kingdom	Manufacturing Facility	Power	Owned
El Dorado, AR	Manufacturing Facility	F&M	Owned
Findlay, OH	Office Building & Storage	E&I	Leased
Houston, TX	Office Building	E&C	Leased
Houston, TX	Office Building	Power/E&I	Leased
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Knoxville, TN	Warehouse	E&I	Leased
Knoxville, TN	Office Building	E&I	Leased
Lake Charles, LA	Module Assembly Facility	F&M	Leased
LaPorte, TX	Manufacturing Facility	Plant Services	Owned
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	F&M	Owned
Matamoros, Mexico	Pipe Fabrication Facility	F&M	Owned
Milton Keynes, United Kingdom	Office Building	E&C	Leased
Mississauga, Canada	Office Building	E&C	Leased
Monroeville, PA	Office Building & Storage	E&I	Leased
Moorestown, NJ	Office Building	Power	Leased
New Brunswick, NJ	Manufacturing Facility	F&M	Leased
Prairieville, LA	Office Building/Manufacturing Facility	E&I/Power/Plant Services	Owned
Shreveport, LA	Manufacturing Facility	F&M	Owned
Shreveport, LA	Piping Components & Manufacturing Facility	F&M	Owned
Stoughton, MA	Office Building	E&I/Power	Leased
Trenton, NJ	Office Building	E&I	Leased
Tulsa, OK	Pipe Fabrication & Distribution Facility	F&M	Owned
Walker, LA	Office Building & Warehouse	F&M	Owned
Walker, LA	Pipe Fabrication Facility	F&M	Owned
West Monroe, LA	Pipe Fabrication Facility	F&M	Owned

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

Item 3.  Legal Proceedings

For a description of our material pending legal and regulatory proceedings and settlements, see Note 15 — Contingencies and Commitments to our consolidated financial statement beginning on page F-2.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, no par value, is traded on the NYSE under the symbol “SHAW.” The following table sets forth, for the quarterly periods indicated, the high and low sale prices per share for the common stock as reported by the NYSE for our two most recent fiscal years and for the current fiscal year to date.

	High	Low
Fiscal Year ended August 31, 2011
First Quarter	35.29	29.56
Second Quarter	41.58	32.43
Third Quarter	41.62	27.61
Fourth Quarter	36.53	20.24
Fiscal Year ended August 31, 2010
First Quarter	33.63	24.50
Second Quarter	35.97	27.85
Third Quarter	40.49	30.78
Fourth Quarter	38.07	30.52

The closing sales price of our common stock on October 26, 2011, as reported on the NYSE, was $20.94 per share. On October 26, 2011, we had 246 shareholders of record.

We have not paid any cash dividends on the common stock. The declaration of dividends is at the discretion of our Board of Directors, and our dividend policy is reviewed by the Board of Directors on a regular basis. We are, however, subject to certain limitations on the payment of dividends under the terms of existing Credit Facilities. For additional information on these prohibitions, see our discussion of Liquidity and Capital Resources included in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended August 31, 2011 of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value (in thousands) of Shares that May Yet Be Purchased Under the Program
6/1/2011 to 6/30/2011	—	$—	—	$500,000
7/1/2011 to 7/31/2011	—	—	—	500,000
8/1/2011 to 8/31/2011	945,260	23.01	945,100	478,232
Total	945,260	$23.01	945,100

Equity Compensation Plan Information

For important information regarding our equity compensation plans, please see Note 13 – Share-Based Compensation in the Notes to the consolidated financial statements accompanying this Form 10-K.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders of our common stock relative to the cumulative total returns of the S&P 500 index (S&P 500) and the Dow Jones US Heavy Construction index (DJ Heavy Construction). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and the S&P 500 and DJ Heavy Construction indexes on August 31, 2005 and its relative performance is tracked through August 31, 2011.

This stock performance information is furnished and shall not be deemed to be soliciting material or subject to Rule 14A, shall not be deemed filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date of this report and irrespective of any general incorporation by reference language in any such filing, except to the extent that we specifically incorporate the information by reference.

	8/06	8/07	8/08	8/09	8/10	8/11

Shaw Group Inc. (The)	100.00	198.93	196.90	116.57	128.78	92.65
S&P 500	100.00	115.14	102.31	83.63	87.74	103.97
Dow Jones US Heavy Construction	100.00	167.17	161.90	108.55	96.19	112.31

THE FOREGOING GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND IS NOT NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

See Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters with respect to information to be incorporated by reference regarding our equity compensation plans.

Item 6.  Selected Financial Data

The following selected financial data was derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with the information contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto beginning on page F-2 of this Form 10-K.

	Year Ended August 31,
(In millions, except per share amounts)	2011	2010	2009	2008	2007

Consolidated Statements of Operations
Revenues	$5,937.7	$6,984.0	$7,276.3	$6,998.0	$5,723.7
Net income (loss) attributable to Shaw	$(175.0)	$82.0	$12.8	$140.7	$(19.0)
Diluted net income (loss) per common share attributable to Shaw	$(2.18)	$0.96	$0.15	$1.67	$(0.24)

Consolidated Balance Sheets
Total assets	$5,487.0	$5,996.3	$5,557.2	$4,587.3	$3,894.4
Westinghouse bonds, short-term	$1,679.8	$1,520.7	$1,388.0	$—	$—
Long-term debt, less current maturities	$0.6	$1.0	$7.6	$1,165.6	$1,096.8
Cash dividends declared per common share	$—	$—	$—	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with Part I of this Form 10-K as well as our consolidated financial statements and the notes thereto beginning on page F-2. The following analysis contains forward-looking statements about our future revenues, operating results and expectations. See Cautionary Statement Regarding Forward-Looking Statements and Part I, Item 1A — Risk Factors for a discussion of the risks, assumptions and uncertainties affecting these statements.

Overview of Results and Outlook

Our financial results for fiscal year 2011 were adversely impacted by several significant events that occurred during the year. In the first quarter, a split jury verdict on a project related dispute resulted in a charge of $63.4 million pre-tax ($38.7 million after tax) in our Power Segment; in the third quarter, and subsequent to the earthquakes and tsunami in Fukushima, Japan, we recorded an impairment of $48.1 million ($29.4 million after tax) on loans made to a project developer on a proposed nuclear power project in Texas under our agreement with Toshiba to jointly work on ABWR technology based projects; during the year we recorded write downs amounting to $183.7 million pre-tax ($118.1 after tax) resulting primarily from cost increases and schedule delays on a major ethylene project being executed by our E&C segment in Asia; in the fourth quarter we reversed approximately $71.9 million pretax ($44.2 million after tax) in contract profit on an EPC coal project in the U.S. for cost increases from quantity growth and resultant construction labor cost increases; and the rise of the Japanese Yen versus the U.S. Dollar resulted in a $159.0 million pre-tax ($97.8 after tax) in non-cash foreign exchange translation losses on the JPY denominated Westinghouse Bonds. These events overshadowed the strong operational performance in our E&I, Plant Services, and F&M operating segments. Cash flow from operations amounted to $120.5 million and backlog of unfilled orders remained strong at $20.0 billion.

In addition to the impact from the adverse jury verdict noted above, our Power segment’s financial results reflect decreased activity in our coal and air quality control projects as several reached substantial completion in fiscal year 2010. Partially offsetting this decrease is increased activity on our domestic AP1000 nuclear power projects as well as continued execution of EPC projects for three coal-fired and three gas-fired power plants, one of which was completed during 2011. The segment’s results also benefited from power uprate and lifecycle extension projects at existing nuclear facilities and a $23 million pre-tax favorable arbitration settlement in Taiwan. This segment’s backlog of unfilled orders remains strong at approximately $10.8 billion.

Our Plant Services segment achieved an increase in revenues and a significant increase in profit as well as income (loss) before income taxes and earnings (losses) from unconsolidated entities of $59.8 million and record EBITDA of $61.6 million in fiscal year 2011. The segment benefited from a greater number and longer duration of fueling outages at U.S. nuclear power plants for new and existing clients. This segment continues to successfully book new work and had its backlog of unfilled orders increase $269.7 million, or 14.6%, to $2.1 billion during fiscal year 2011.

Our E&I segment performed well during 2011 but generated less revenue and earnings compared to fiscal year 2010, primarily driven by decreased activity on our hurricane protection project in Louisiana as work nears completion.  This decrease was partially offset by our long-term MOX project for the DOE in South Carolina. E&I’s backlog of unfilled orders remained strong at approximately $5.2 billion.

Our E&C segment experienced reduced revenues and generated a significant operating loss in fiscal year 2011, primarily from forecasted cost increases on a major international project noted above and from a decline in new awards. E&C’s backlog of unfilled orders declined $322.7 million, or 42.5%, to $436.4 million during fiscal year 2011. We are in the process of evaluating strategic alternatives for our E&C business. We have received a number of indications of interest from potential acquirers and are exploring  our options relating to this business. We can provide no assurance whether a transaction with our E&C business might be consummated or on what terms, such a transaction would significantly impact our financial position.

Similarly, our F&M segment experienced reduced revenues and operating profits in fiscal year 2011. The decrease is primarily due to a decline in new awards during fiscal years 2011 and 2010 originating from the oil refining and petrochemical industries, and from an approximate $16.8 million pre-tax adverse settlement of a dispute with a client. The decline in new orders is expected to be largely offset in the future by increases in work performed at the new modular assembly facility relating to the nuclear power plants our Power segment is executing in Georgia and South Carolina and from revenues to come from the pipe fabrication facility currently under construction in the UAE. F&M’s backlog of unfilled orders increased $249.2 million, or 20.0%, during 2011 to $1.5 billion.

The financial results of our Investment in Westinghouse segment continue to be negatively impacted by significant non-operating foreign exchange translation losses on our JPY-denominated Westinghouse Bonds. The translation loss occurs when the JPY appreciates against the USD. In fiscal years 2011 and 2010, we recorded pre-tax losses of $159.0 million and $131.6 million, respectively, related to foreign currency translation losses on the JPY-denominated bonds. The exchange rate of the JPY to the U.S. Dollar at August 31, 2011 was 76.8 as compared to 84.8 as of August 31, 2010.

On September 6, 2011, our wholly-owned subsidiary Nuclear Energy Holdings announced its intention to seek the consent of the trustee acting on behalf of the holders of the yen-denominated Westinghouse Bonds to exercise the put options it received in connection with its 2006 acquisition of 20 percent of the shares of the Westinghouse Group. If the necessary consents are obtained, Nuclear Energy Holdings formally will notify Toshiba in accordance with the terms of the put options, and the shares will transfer 90 days thereafter. The funds received must be applied toward the redemption of the bonds on the next scheduled interest payment date. If consents to redeem the bonds early are not granted, the put options will be exercised automatically on October 6, 2012, for cash settlement on January 4, 2013. Proceeds from the sale must be used to repay the bonds on their scheduled maturity date of March 15, 2013.The exercise of the put option will result in the termination of our CRA with WEC. While we believe we have developed a strong working relationship with WEC and its majority parent, Toshiba, we can provide no assurance as to the level of work we will conduct with WEC and/or Toshiba following the exercise of the put options.

Consolidated Results of Operations

The information below is an analysis of our consolidated results for the fiscal years ended August 31, 2011, 2010 and 2009 (in millions, except for percentages).  See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

Revenue:

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$5,937.7	$6,984.0	$7,276.3
$ change from prior period	(1,046.3)	(292.3)
% change from prior period	(15.0)%	(4.0)%

The decrease in consolidated revenues during fiscal year 2011 was primarily due to declines in activity in our E&C ($504.5 million) and E&I ($320.9 million) segments. The decline in E&C revenues was driven by the continued lack of new awards in 2010 and 2011. The decline in E&I revenues is primarily attributed to decreased cost reimbursable construction activity on a hurricane protection project in Louisiana that is nearing completion.

Gross profit:

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$196.3	$569.2	$604.0
$ change from prior period	(372.9)	(34.8)
% change from prior period	(65.5)%	(5.8)%

Consolidated gross profit decreased during fiscal year 2011 as compared to fiscal year 2010 primarily due to reduced volumes of revenue as well as the $183.7 million in reduced margins related to forecasted cost increases to complete a major international project in our E&C segment and reversed contract profit on an EPC coal project in the U.S. for cost increases from quantity growth and resultant construction labor cost of approximately $86.8 million.

Selling, general and administrative expenses (SG&A):

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$273.5	$288.0	$308.7
$ change from prior period	(14.5)	(20.7)
% change from prior period	(5.0)%	(6.7)%

Consolidated SG&A decreased in fiscal year 2011 as compared to fiscal year 2010 primarily due to reductions in staffing costs.

Impairment of note receivable:

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$48.1	$—	$—
$ change from prior period	48.1	—
% change from prior period	100.0%	(0)%

During the first quarter of fiscal year 2011, in connection with a global alliance with Toshiba, Shaw committed to fund $250.0 million in support of ABWR nuclear power related projects. The first $100.0 million was made available as a secured credit facility to the entity developing ABWR nuclear power plant reactors for the South Texas Projects 3 and 4. At May 31, 2011 and subsequent to the earthquakes and tsunami in Fukushima, Japan, we had advanced approximately $48.1 million under this credit facility. During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we wrote-off loans granted to the project entities totaling $48.1 million. We do not plan to make additional investments in ABWR related projects.

Interest expense:

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$47.1	$43.9	$73.6
$ change from prior period	3.2	(29.7)
% change from prior period	7.3%	(40.4)%

Consolidated interest expense increased in fiscal year 2011 as compared to fiscal year 2010 due primarily to the interest expense associated with the JPY denominated bonds, which increased, when expressed in U.S. dollar terms, by approximately $3.5 million, or 9.2%, to $41.6 million in fiscal year 2011 from $38.1 million in fiscal year 2010. The actual interest expense is paid in a fixed amount of JPY but the US dollar equivalent varies according to the JPY/US dollar exchange rate.

(Benefit) provision for income taxes:

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$(106.8)	$38.0	$10.7
$ change from prior period	(144.8)	27.3
% change from prior period	(381.1)%	255.1%

Consolidated effective tax rate for fiscal year 2011 was a benefit of 36% as compared to a provision of 29% for fiscal year 2010. The change in our effective tax rate was primarily due the level and mix of earnings between our domestic and international operations.  See Note 11 – Income Taxes to our consolidated financial statements for a reconciliation of the federal statutory rate to the consolidated effective tax rate.

Earnings (losses) from unconsolidated entities:

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$26.3	$7.1	$11.0
$ change from prior period	19.2	(3.9)
% change from prior period	270.4%	(35.5)%

Earnings from unconsolidated entities increased in fiscal year 2011 as compared to fiscal year 2010 primarily due to a $13.9 million net of tax increase in earnings from our Investment in Westinghouse.

Net income (loss)attributable to Shaw:

	For the Year Ended August 31,
	2011	2010	2009
Amount (in millions)	$(175.0)	$82.0	$12.8
$ change from prior period	(257.0)	69.2
% change from prior period	(313.4)%	540.6%

The decrease in consolidated net income (loss) attributable to Shaw in fiscal year 2011 as compared to fiscal year 2010 was related to the factors discussed above and an increase in the pre-tax non-cash foreign currency translation loss on the Westinghouse Bonds of $27.4 million in fiscal year 2011.

Segment Results of Operations

The following tables compare selected summary financial information related to our segments for the fiscal years ended August 31, 2011, 2010, and 2009 (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2011	2010	2009
Revenues:
Power	$2,116.8	$2,297.9	$2,581.2
Plant Services	924.7	881.0	864.1
E&I	1,894.3	2,215.2	1,835.5
E&C	593.3	1,097.8	1,368.1
F&M	408.6	492.0	623.4
Corporate	—	0.1	4.0
Total revenues	$5,937.7	$6,984.0	$7,276.3

Gross profit:
Power	$35.8	$119.7	$87.0
Plant Services	70.2	53.2	17.8
E&I	188.8	206.8	161.7
E&C	(153.3)	93.9	195.3
F&M	50.7	93.5	138.0
Corporate	4.1	2.1	4.2
Total gross profit	$196.3	$569.2	$604.0

Gross profit percentage:
Power	1.7%	5.2%	3.4%
Plant Services	7.6	6.0	2.1
E&I	10.0	9.3	8.8
E&C	(25.8)	8.6	14.3
F&M	12.4	19.0	22.1
Corporate	NM	NM	NM
Total gross profit percentage	3.3%	8.2%	8.3%

Selling, general and administrative expenses:
Power	$41.2	$51.8	$55.8
Plant Services	10.6	9.8	12.3
E&I	74.4	71.3	66.6
E&C	47.9	50.0	50.8
F&M	30.6	30.1	31.7
Investment in Westinghouse	1.4	0.1	0.2
Corporate	67.4	74.9	91.3
Total selling, general and administrative expenses	$273.5	$288.0	$308.7

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$1.8	$64.9	$29.3
Plant Services	59.8	43.7	6.7
E&I	117.3	138.8	91.0
E&C	(190.3)	47.7	149.6
F&M	20.6	63.9	106.6
Investment in Westinghouse	(201.9)	(169.8)	(267.0)
Corporate	(108.2)	(58.1)	(87.0)
Total income (loss) before income taxes and earnings (losses) from unconsolidated entities	$(300.9)	$131.1	$29.2

NM — Not meaningful.

Our revenues by industry were as follows (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Environmental and Infrastructure	$1,894.3	32	$2,215.2	32	$1,835.5	25
Power Generation	2,832.8	48	2,985.8	43	3,168.5	44
Chemicals	1,134.4	19	1,698.2	24	2,116.6	29
Other	76.2	1	84.8	1	155.7	2
Total revenues	$5,937.7	100%	$6,984.0	100%	$7,276.3	100%

Our revenues by geographic region generally based on the site location of the project were as follows (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
United States	$5,032.2	85	$5,619.0	80	$5,669.7	78
Asia/Pacific Rim countries	573.3	10	948.4	14	975.0	13
Middle East	141.7	2	263.2	4	386.3	5
United Kingdom and other European countries	105.8	2	67.6	1	127.9	2
South America and Mexico	56.2	1	16.0	—	51.8	1
Canada	18.8	—	23.3	—	37.7	1
Other	9.7	—	46.5	1	27.9	—
Total revenues	$5,937.7	100%	$6,984.0	100%	$7,276.3	100%

Segment Analysis — Fiscal Year 2011 Compared to Fiscal Year 2010

Power Segment

Our Power segment continued executing major electric power generation projects across the globe. Work continues on three major EPC coal fired power plants in the U.S., but activity on two contracts for four domestic AP1000 nuclear units continues to increase and is becoming a more significant component of this segment’s revenues. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. We expect to continue to see reduced activity for future new build coal-fired power plants as the market interest in these type projects has significantly declined. We believe there are significant opportunities for AQC related projects but these are dependent on finalizing pending air emission regulations in the U.S.. Interest in new build nuclear power plants and uprates on existing nuclear power plants was strong prior to the earthquakes, tsunami and subsequent damage to several of Japan’s nuclear reactors.  It is too early to determine the long-term impact of these events on new build nuclear power and uprate power markets, but our existing clients in the U.S. and China have stated their intentions to continue execution of existing contracts.

Revenues

Revenues decreased $181.1 million, or 7.9%, to $2,116.8 million in fiscal year 2011 from $2,297.9 million in fiscal year 2010. This decrease was primarily due to the substantial completion of several coal and AQC projects in fiscal year 2010 of $226.1 million, lower volume on continuing EPC coal projects of $189.8 million and an adverse jury verdict on a dispute that resulted in a reduction in revenue of $61.5 million compared to fiscal year 2010. This decrease was partially offset by volume increases of $274.1 million on our domestic AP1000 nuclear reactors, nuclear uprate projects, new build gas-fired power plants and other contracts, as well as a $24.8 million favorable arbitration award in Taiwan.

Gross Profit and Gross Profit Percentage

Gross profit decreased $83.9 million, or 70.1%, to $35.8 million in fiscal year 2011 from $119.7 million in fiscal year 2010, and gross profit percentage decreased to 1.7% in fiscal year 2011 from 5.2% in fiscal year 2010. The decrease in gross profit and gross profit percentage was due to an adverse jury verdict that resulted in a reduction in gross profit of $63.4 million and reduced margin totaling $86.8 million related to cost increases on a new-build coal project.  Additionally, the substantial completion of several coal and AQC EPC projects in fiscal year 2010 contributed $5.2 million to the year-over-year reduction in gross profit.  Partially offsetting these decreases were increased gross profit of $52.1 million on on-going new-build coal and gas-fired EPC contracts as well as increased gross profit on domestic nuclear EPC projects, nuclear uprate projects and other contracts.  Additionally, gross profit increased $19.8 million as a result of a favorable arbitration award in Taiwan.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $63.1 million, or 97.2%, to $1.8 million in fiscal year 2011 from $64.9 million in fiscal year 2010. This decrease primarily resulted from the same factors affecting gross profit discussed above, partially offset by a decrease in SG&A in fiscal year 2011 as compared to fiscal year 2010.

Plant Services Segment

Our Plant Services segment generated increased revenue and record earnings in fiscal year 2011 compared to fiscal year 2010. These increases were driven primarily by projects for nuclear power plant refueling outages as well as growth in profitability of our industrial maintenance business line, including performing maintenance services for several new customers. Partially offsetting the increase in revenue and profits was a decline in the volume of construction projects due to an overall decline in client capital spending and significant competition.

Revenues

Revenues increased $43.7 million, or 5.0%, to $924.7 million in fiscal year 2011 from $881.0 million in fiscal year 2010. The increase was primarily attributable to increased revenues in the industrial maintenance business line as we have expanded our services to new customers and new markets.  In addition, the nuclear power plant maintenance business also experienced revenue growth in fiscal year 2011.  Partially offsetting this growth was a decline in the volume of construction work as compared to the prior fiscal year.

Gross Profit and Gross Profit Percentage

Gross profit increased $17.0 million, or 32.0%, to $70.2 million in fiscal year 2011 from $53.2 million in fiscal year 2010 and gross profit percentage increased to 7.6% in fiscal year 2011 from 6.0% in fiscal year 2010. The increases in gross profit and gross profit percentage were primarily due to execution in the nuclear maintenance market of both outage and on-line services as well as the continuation of a major project in the industrial maintenance business line.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities increased $16.1 million, or 36.8%, to $59.8 million in fiscal year 2011 from $43.7 million in fiscal year 2010.  The increase primarily resulted from the same factors affecting gross profit discussed above offset by a minimal increase in general and administrative expenses.

E&I Segment

Our E&I segment continues to produce profitable results even with decreased construction activity on our hurricane protection project, which is substantially complete.  Our long-term MOX project for the DOE in South Carolina will continue to be a significant contributor to our results as well as our existing projects for our government and private-sector customers, which provide environmental remediation, program management, emergency response and recovery, facility management and infrastructure services.

Revenues

Revenues decreased $320.9 million, or 14.5%, to $1,894.3 million in fiscal year 2011 from $2,215.2 million in fiscal year 2010 primarily due to decreased construction activity on the hurricane protection project for the USACE in southeast Louisiana and a previously consolidated joint venture that completed execution of a project for the DOE in the fourth quarter of fiscal year 2010.  The decrease was partially offset by our MOX project for the DOE, a design-build project for the U.S. Navy, also substantially complete, and remediation activities relating to the Fukushima, Japan nuclear reactors.

Gross Profit and Gross Profit Percentage

Gross profit decreased $18.0 million, or 8.7%, to $188.8 million in fiscal year 2011 from $206.8 million in fiscal year 2010 while gross profit percentage increased to 10.0% in fiscal year 2011 from 9.3% in fiscal year 2010. The decrease in gross profit is primarily due to decreased activity from our hurricane protection project for the USACE partially offset by increased activity on our design-build project for the U.S. Navy and profit earned on projects with a favorable contract mix in fiscal year 2011 as compared to the prior fiscal year. The increase in gross profit percentage was due to the favorable contract mix in fiscal year 2011 as compared to the prior fiscal year, in part from our having no activity from a previously consolidated lower margin joint venture that completed execution of the cost reimbursable project for the DOE described above.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $21.5 million, or 15.5%, to $117.3 million in fiscal year 2011 from $138.8 million in fiscal year 2010. The decrease primarily resulted from the same factors affecting gross profit discussed above as well as a slight increase in selling, general and administrative expenses related to increased business development activities.

E&C Segment

Our E&C segment experienced significant forecast cost increases of approximately $183.7 million on a major international project during the fiscal year. Additionally, this segment continues to suffer from reduced quantity of bookings of new contracts that occurred throughout fiscal years 2010 and 2011.

Revenues

Revenues decreased $504.5 million, or 46.0%, to $593.3 million in fiscal year 2011 from $1,097.8 million in fiscal year 2010 due primarily to decreased revenue associated with an international project as a result of significant forecasted cost increases, reduced engineering services and procurement contracts from the prior year and a reduction in customer furnished materials and pass through revenues of $216.9 million for which we recognize no gross profit or loss.  Customer furnished materials and pass through costs were $19.7 million and $236.6 million for fiscal years 2011 and 2010, respectively.

Gross Profit and Gross Profit Percentage

Gross profit decreased $247.2 million, or 263.3%, to $(153.3) million in fiscal year 2011 from $93.9 million in fiscal year 2010.  Gross profit percentage decreased to (25.8)% in fiscal year 2011 from 8.6% in fiscal year 2010.  The decreases in gross profit and gross profit percentage were primarily due to the work-off of several high-margin engineering services and procurement contracts in fiscal year 2010 as well as $183.7 million in reduced margin related to forecasted cost increases to complete a major international project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $238.0 million, or 499.0%, to a loss of $190.3 million in fiscal year 2011, compared to income of $47.7 million in fiscal year 2010. This decrease was primarily due to the factors affecting gross profit discussed above.

F&M Segment

Our F&M segment experienced an expected decline in volume and profits for fiscal year 2011 as a result of reduced amounts of non-nuclear bookings of new contracts through the prior fiscal year and because work associated with the AP1000 work subcontracted from our Power segment has yet to significantly impact revenues and earnings. A settlement of a client dispute in the fourth quarter of FY 2011 also decreased earnings. We expect this downturn in volume and profits to subsequently improve in fiscal year 2012 to the extent that our nuclear modular assembly activity accelerates.

Revenues

Revenues decreased $83.4 million, or 17.0%, to $408.6 million in fiscal year 2011 from $492.0 million in fiscal year 2010. This decrease was due to the completion of several large projects in the prior fiscal year which were not replaced in backlog and bending machine sales in fiscal year 2010 that did not occur in 2011.

Gross Profit and Gross Profit Percentage

Gross profit decreased $42.8 million, or 45.8%, to $50.7 million in fiscal year 2011 from $93.5 million in fiscal year 2010. Gross profit percentage decreased to 12.4% in fiscal year 2011 from 19.0% in fiscal year 2010. The decreases in gross profit and gross profit percentage were primarily due to reduced client demand for pipe fabrication services overall and from a $16.8 million pre-tax adverse settlement of a dispute with a client.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $43.3 million, or 67.8%, to $20.6 million in fiscal year 2011 from $63.9 million in fiscal year 2010 primarily due to the factors affecting gross profit discussed above.

Investment in Westinghouse Segment

The results of our Investment in Westinghouse segment include both our 20% interest in Westinghouse’s reported earnings (loss), and the gain (loss) on translating the JPY-denominated Westinghouse Bonds (used to partially fund the Investment in Westinghouse in October 2006 through our subsidiary, NEH) to the USD equivalent at the end of each fiscal period. For fiscal years 2011 and 2010, the impact of the Investment in Westinghouse segment on our income (loss) before income taxes was $(201.9) and $(169.8), respectively.

Because the Westinghouse Bonds are denominated in JPY, at the end of each fiscal period, GAAP requires that we revalue for financial reporting purposes the JPY-denominated Westinghouse Bond debt to its USD equivalent at the JPY / US Dollar exchange rate in effect at the end of each fiscal period, with the difference being recognized as a non-cash gain or (loss) in our Statement of Operations for that fiscal period. The losses in fiscal years 2011 and 2010 were primarily attributable to the non-cash foreign currency translation losses of $159.0 million and $131.6 million, respectively, resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the fiscal period.

As a result of the Westinghouse Bond holders having the ability to require us to exercise the Put Option to retire the bonds due to the Toshiba Event described previously, we reclassified the Westinghouse Bonds from long-term to current liabilities in the third quarter of fiscal year 2009. Additionally, we contemporaneously expensed a pre-tax total of approximately $29.4 million in interest expense, which included the $22.8 million in pre-tax unamortized original issuance bond discount as well as the $6.6 million in unamortized deferred financing costs associated with the Westinghouse Bonds. See Item 1 – Business for additional information.

Our 20% interest in Westinghouse’s earnings was $34.0 million in fiscal year 2011, an increase from $15.7 million in fiscal year 2010. This increase was related to increases in revenues and operation profits in its Nuclear Services and Nuclear Fuel segments. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% of Westinghouse’s earnings (loss) as reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current reporting periods. Under this policy, the results of Westinghouse’s operations from July 1, 2010, through their calendar quarter ended June 30, 2011, were included in our financial statements for the twelve months ended August 31, 2011; and the results of Westinghouse’s operations from July 1, 2009, through their calendar quarter ended June 30, 2010, were included in our financial statements for the twelve months ended August 31, 2010.

As noted previously, the Westinghouse Bonds are JPY-denominated. From time-to-time, we enter into foreign currency forward contracts to hedge the impact of exchange rate changes on our JPY-denominated cash interest payments on the Westinghouse bonds. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months. On September 6, 2011, NEH announced that it intends to exercise its put options to sell the Westinghouse Equity to Toshiba which could also result in the retirement of the Westinghouse Bonds.

Corporate

Corporate SG&A expenses decreased $7.5 million, or 10.0%, to $67.4 million in fiscal year 2011 from $74.9 million in fiscal year 2010. This decrease was due primarily to lower compensation and severance costs, professional fees and non-income related taxes, partially offset by higher repairs and maintenance expenses associated with our Corporate aircraft, charitable contributions and depreciation expense.

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

Revenues

Revenues increased $16.9 million, or 2.0%, to $881.0 million in fiscal year 2010 from $864.1 million in fiscal year 2009. The increases were primarily attributable to a greater number and longer duration of nuclear power plant refueling outages for new and existing clients of approximately $79.0 million. A decline in the volume of smaller project awards partially offset increased revenues in fiscal year 2010 as compared to fiscal year 2009 resulting from an overall decline in overall construction spending and significant competition in the process and industrial markets.

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

Gross Profit and Gross Profit Percentage

Gross profit increased $45.1 million, or 27.9%, to $206.8 million in fiscal year 2010 from $161.7 million in fiscal year 2009 while gross profit percentage increased to 9.3% in fiscal year 2010 from 8.8% in fiscal year 2009. The increase in gross profit is primarily due to activity on a hurricane protection, sand berm  and MOX projects noted above. Gross profit and gross profit percentage also increased due to the overall volume increases and lower overhead costs as a percentage of revenue as compared to the prior fiscal year.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities increased $47.8 million, or 52.5%, to $138.8 million in fiscal year 2010 from $91.0 million in fiscal year 2009. The increase primarily resulted from the same factors affecting gross profit discussed above.

E&C Segment

As anticipated, our E&C segment results were adversely impacted by the current economic climate resulting in lower revenues and earnings in fiscal year 2010 as compared to the record levels in the fiscal year 2009. Revenues for E&C decreased from fiscal year 2009 primarily due to reduced volumes of customer furnished materials and reimbursable costs which are invoiced to clients without profit and reduced revenues from engineering projects as a result of decreased new work awards.

Revenues

Revenues decreased $270.3 million, or 19.8%, to $1,097.8 million in fiscal year 2010 from $1,368.1 million in fiscal year 2009 due primarily to a decrease of approximately $188.6 million in the volume of reimbursable customer furnished materials for which we recognize no gross profit or loss and a decline in engineering services projects due to lack of new awards. Partially offsetting these decreases was increased volume on a major international ethylene project in Asia.  The reduced margin was most prevalent during the fourth quarter of fiscal year 2010 when field costs increased on the international ethylene project.

Gross Profit and Gross Profit Percentage

Gross profit decreased $101.4 million, or 51.9%, to $93.9 million in fiscal year 2010 from $195.3 million in fiscal year 2009.  Gross profit percentage decreased to 8.6% in fiscal year 2010 from 14.3% in fiscal year 2009.  The decrease in gross profit is due to the lower volume of engineering contracts in fiscal year 2010 compared to fiscal year 2009.  The decrease in gross profit percentage is a result of lower volumes of higher margin engineering projects and increased revenue from our major international ethylene project in Asia which has a lower gross margin percentage than our engineering projects.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $101.9 million, or 68.1%, to $47.7 million in fiscal year 2010 from $149.6 million in fiscal year 2009. This decrease was primarily due to the factors affecting gross profit discussed above.

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

Investment in Westinghouse Segment

The results of our Investment in Westinghouse segment include both our 20% interest in Westinghouse’s reported earnings (loss), and the gain (loss) on translating the JPY-denominated Westinghouse Bonds (used to partially fund the Investment in Westinghouse in October 2006 through our subsidiary, NEH) to the USD equivalent at the end of each fiscal period. For fiscal years 2010 and 2009, we incurred pre-tax losses of $169.8 million and $267.0 million in our Investment in Westinghouse segment. These results do not include any Westinghouse Dividends.

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

As a result of the Westinghouse Bond holders having the ability to require us to exercise the Put Option to retire the bonds due to the Toshiba Event described previously, we reclassified the Westinghouse Bonds from long-term to current liabilities in the third quarter of fiscal year 2009. Additionally, we were required to expense a pre-tax total of $29.4 million in as interest expense, which included the $22.8 million in pre-tax unamortized original issuance bond discount as well as the $6.6 million in unamortized deferred financing costs associated with the Westinghouse Bonds. See Item 1 – Business for additional information.

Our 20% interest in Westinghouse’s earnings increased $4.2 million, or 36.5%, to $15.7 million in fiscal year 2010 from $11.5 million in fiscal year 2009. This increase was related to increases in revenues and operation profits in its Nuclear Services and Nuclear Power Plants segments. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% of Westinghouse’s earnings (loss) as reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current reporting periods. Under this policy, the results of Westinghouse’s operations from July 1, 2009, through their calendar quarter ended June 30, 2010, were included in our financial statements for the twelve months ended August 31, 2010; and the results of Westinghouse’s operations from July 1, 2008, through their calendar quarter ended June 30, 2009, were included in our financial statements for the twelve months ended August 31, 2009.

As noted previously, the Westinghouse Bonds are JPY-denominated. From time-to-time, we enter into foreign currency forward contracts to hedge the impact of exchange rate changes on our JPY-denominated cash interest payments on the Westinghouse bonds,. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months. On September 6, 2011, NEH announced that it intends to exercise its put options to sell the Westinghouse Equity to Toshiba, the ultimate result of which could be the retirement of the Westinghouse Bonds.

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

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure and is a measure of operating performance used internally. EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “Income (loss) before income taxes and earnings (losses) from unconsolidated entities” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, income (loss) before income taxes and earnings (losses) from unconsolidated entities as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information as compared with income (loss) before income taxes and earnings (losses) from unconsolidated entities, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•
It does not include interest expense. Because we have borrowed money to finance our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include income taxes. Because the payment of income taxes is a necessary and ongoing part of our operations, any measure that excludes income taxes has material limitations.

•
It does not include depreciation or amortization expense. Because we use capital and intangible assets to generate revenue, depreciation and amortization expense is a necessary element of our cost structure. Therefore, any measure that excludes depreciation or amortization expense has material limitations.

A reconciliation of EBITDA to income (loss) before income taxes and earnings (losses) from unconsolidated entities is shown below (in millions):

	Fiscal Year Ended August 31, 2011
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(300.9)	$1.8	$59.8	$117.3	$(190.3)	$20.6	$(201.9)	$(108.2)
Interest expense	47.1	0.5	—	—	0.1	—	41.6	4.9
Depreciation and amortization	73.9	27.6	1.8	13.9	10.3	17.5	—	2.8
Earnings (losses) from unconsolidated entities	41.9	0.6	—	1.2	6.1	—	34.0	—
Income attributable to noncontrolling interests	(7.1)	—	—	(9.4)	—	2.3	—	—
EBITDA	$(145.1)	$30.5	$61.6	$123.0	$(173.8)	$40.4	$(126.3)	$(100.5)

	Fiscal Year Ended August 31, 2010
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$131.1	$64.9	$43.7	$138.8	$47.7	$63.9	$(169.8)	$(58.1)
Interest expense	43.9	1.2	0.1	0.2	(0.2)	0.1	38.1	4.4
Depreciation and amortization	62.8	23.6	1.8	12.2	9.7	13.6	—	1.9
Earnings (losses) from unconsolidated entities	16.2	—	—	0.7	(0.2)	—	15.7	—
Income attributable to noncontrolling interests	(18.2)	—	—	(10.1)	(3.1)	(5.0)	—	—
EBITDA	$235.8	$89.7	$45.6	$141.8	$53.9	$72.6	$(116.0)	$(51.8)
	Fiscal Year Ended August 31, 2009
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$29.2	$29.3	$6.7	$91.0	$149.6	$106.6	$(267.0)	$(87.0)
Interest expense	73.6	1.0	—	0.6	—	—	68.7	3.3
Depreciation and amortization	55.5	16.4	3.3	12.0	10.0	10.9	—	2.9
Earnings (losses) from unconsolidated entities	14.4	—	—	0.7	2.9	—	11.5	(0.7)
Income attributable to noncontrolling interests	(16.7)	—	—	(6.9)	(8.2)	(1.6)	—	—
EBITDA	$156.0	$46.7	$10.0	$97.4	$154.3	$115.9	$(186.8)	$(81.5)

Liquidity and Capital Resources

Liquidity

We generated $120.5 million in positive operating cash flow during 2011, and at August 31, 2011, our cash and cash equivalents, restricted and escrowed cash and cash equivalents, and unrestricted and restricted short-term investments totaled $1,217.1 million (a decrease of $602.6 million, or 33.1%, from $1,819.7 million at August 31, 2010). During 2011, we utilized $522.3 million to repurchase our shares in the open market and to a much lesser extent from employees to satisfy tax withholdings on long-term incentive compensation transactions.

 In addition to our cash and cash equivalents, the maximum amount that could be available under our Facility for revolving credit at August 31, 2011 was $1,170.7 million. Because we have voluntarily pledged $273.2 million of our cash as collateral for letters of credit or in-lieu of letters of credit, and because, to access such cash, we would need to provide new letters of credit from our Facility, we viewed the maximum amounts that could be available under our Facility as August 31, 2011, as approximately $969.8 million. However, the actual amounts available under the Facility for borrowing or the issuance of financial letters of credit can be restricted by other covenants defined within the Facility, the most restrictive being the maximum leverage ratio which at August 31, 2011 allowed for $111.1 million of actual borrowing or financial letter of credit availability under the facility.

Cash Flow

The following table sets forth the cash flows for the last three years (in millions):

	Year Ended August 31,
	2011	2010	2009
Cash flow provided by (used in) operating activities	$120.5	$466.6	$738.0
Cash flow provided by (used in) investing activities	172.7	(558.3)	(605.0)
Cash flow provided by (used in) financing activities	(530.5)	(23.0)	(30.5)
Effects of foreign exchange rate changes on cash	11.4	(1.6)	(1.1)

Operating activities:  We generated $120.5 million in operating cash flows during fiscal year 2011.  Our Power, Plant Services, E&I and F&M segments provided cash from operations, primarily as a result of the earnings in those segments and positive working capital movements on contracts within our Power segment.  Also contributing to our positive operating cash flow was the $27.8 million in dividends received by our Investment in Westinghouse segment. The positive cash flow from operations was partially offset by the reversal of favorable working capital positions on certain E&C and Power projects and the cash used from operations of our E&C, Corporate, and Investment in Westinghouse segments.

In fiscal year 2010, we generated $466.6 million in operating cash flows primarily as a result of earnings generated from our operating segments, positive working capital movements and approximately $22.8 million in dividends received from our Investment in Westinghouse.  The primary contributors of this positive operating cash flow were our Power and E&I segments.

In fiscal year 2009, we generated record cash flow of $738.0 million, primarily attributable to earnings from all our operating segments as well as positive working capital movements. The largest contributors to this positive operating cash flow were from our Power and F&M segments.

Our operating cash flow is generated primarily by earnings and working capital movements of our projects.  Our primary source of operating cash inflows is collections of our accounts receivable (AR), which are generally invoiced based upon achieving performance milestones prescribed in our contracts. Our outstanding AR and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as regulated utilities, U.S. Government agencies, multinational oil companies and industrial corporations and merchant power producers.  Because our clients tend to have the financial resources sufficient to honor their contractual obligations, we believe our AR and CIE are collectible.  The timing of the milestone billings on fixed-priced contracts varies with each milestone within each contract but generally are invoiced within several months of first incurring costs associated with the prescribed work. Working capital movements on fixed-price contracts are based on the timing of our completion of the specified performance milestones. Generally, working capital movements are positive in the early phases of the fixed price contracts and can be negative in the later phases as the cash balances decline to equal earnings. If new fixed-priced projects are not booked with positive working capital terms to replace contracts in the latter phases of execution, our net working capital movement tends to be negative. For cost reimbursable contacts, we generally seek to bill and collect payments in advance of incurring project costs. However, cost-reimbursable contracts with the U.S. government provide for billings in the month subsequent to incurring the costs.

Our AR and CIE were 30.9% and 30.2% of current assets at August 31, 2011 and 2010, respectively.  At August 31, 2011, approximately 50.4% of our CIE reflects costs from contracts being executed for the U.S. government, which we expect to invoice and collect in the normal course of business.  See Note 5 – Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 20 –Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements beginning on page F-2 for additional information with respect to these working capital items.

Our cash position has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we have begun to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal year 2010 and continued in fiscal year 2011.  This strategy is intended to provide price and schedule certainty but requires that we expend some of our cash earlier than originally estimated under the contracts. During the year ended August 31, 2011, and 2010, respectively, we expended approximately $7.9 million and $30.9 million under the early procurement program. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful. In addition, we currently intend to pursue additional early procurements opportunities during fiscal year 2012.

In March 2009 and  November 2009, we made voluntary cash contributions to underfunded pension plans in the United Kingdom totaling £8.0 million (approximately $11.4 million)  and £5.0 million (approximately $8.3 million), respectively.

Investing activities:  Cash provided by investing activities was $172.7 million in fiscal year 2011, compared to cash used in investing activities of $558.3 million in fiscal year 2010.  While we continue to invest a portion of our excess cash to support the growth of our business lines, our capital expenditures decreased in fiscal year 2011 from fiscal year 2010, primarily due to the completion of the construction of our module fabrication and assembly facility in Lake Charles, Louisiana in fiscal year 2010.  Cash used for acquisition purposes during fiscal year 2011 consisted of a net price of $23.0 million for our purchase of the remaining 50% of a joint venture engineering company in India during the second quarter and $14.9 million, net of cash acquired, for our purchase of 100% of the outstanding stock of CPE during the third quarter.  During fiscal year 2011, we also received a net return of cash used to collateralize standby letters of credit of approximately $4.4 million.

Net cash used in investing activities decreased in fiscal year 2010 as compared to fiscal year 2009 primarily due to our use of $383.6 million for restricted and escrowed  cash and cash equivalents and restricted short-term investments in fiscal year 2010 compared to $495.0 million in fiscal year 2009 offset by $194.4 million used for the purchase of property in equipment in fiscal year 2010 compared to $132.2 million in fiscal year 2009.  During fiscal year 2010, our investing activities also included a return of investment from Westinghouse of approximately $14.3 million.  In addition, in fiscal year 2010 we increased the cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities to $296.9 million from $152.7 million in fiscal 2009.

During the first quarter of fiscal year 2011, in connection with a nuclear ABWR global strategic partnership agreement between Shaw and Toshiba, Shaw committed to invest $250.0 million for an ABWR alliance with Toshiba, $100.0 million of which was made available as a secured credit facility to the entity sponsoring to assist in financing the development of the planned ABWR nuclear power plant reactors for the South Texas Projects 3 and 4. The credit facility was intended to convert to equity in the project’s sponsor upon the satisfaction of certain conditions, including the project receiving full notice to proceed. At May 31, 2011, we had advanced approximately $48.1 million under this credit facility. During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we wrote-off loans granted to the project entities totaling $48.1 million during our fiscal third quarter. We do not plan to make additional investments in ABWR related projects.

Financing activities:  Cash used in financing activities for fiscal year 2011 totaled $530.5 million and included $500.0 million used to repurchase approximately 13.7 million shares of our common stock under the share repurchase program authorized by our Board of Directors in December 2010 and $21.8 million used to repurchase approximately 0.9 million shares of our common stock under the share repurchase program authorized by our Board of Directors in June 2011. The $500.0 million stock repurchase program completed by the Company in May 2011 was accomplished under the provisions of the previous agreement and therefore does not reduce any availability under the current Restated Credit Agreement to acquire or retire any of our capital stock.  See Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 for a description of the limitations on our ability to acquire or retire our capital stock.  In addition, we used $12.9 million for distributions to noncontrolling shareholders of several of our consolidated joint ventures

Net cash flows used in financing activities decreased $7.4 million in fiscal year 2010 compared to fiscal year 2009 primarily due to the an increase in the repayment of debt and leases offset by an increase in the issuance of common stock and the excess tax benefits related to the exercise of stock options and/or the vesting of restricted stock awards.  See Note 13 — Share-Based Compensation to our consolidated financial statements beginning on page F-2 for additional information about our Stock Compensation Plans.

Many of our clients require that we issue letters of credit or surety bonds for work we perform. Our growth may be dependent on our ability to access and possibly increase our letter of credit and surety bonding capacity, our ability to achieve timely release of existing letters of credit and surety bonds and/or our ability to obtain from our clients more favorable terms reducing letter of credit and surety requirements on new work. Our need for letter of credit capacity may increase as we seek additional construction projects. Increases in outstanding performance letters of credit issued under our Facility reduce the available borrowing capacity under our Facility.

Capital Resources

Over the past three years, we have generated significant operating cash flow and currently have in excess of $1.2 billion of cash and short-term marketable securities. Our excess cash is generally invested in (1) money market funds comprised predominately of U.S. Treasury obligations and securities, (2) money market funds governed under Rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S& P and/or Moody's, respectively, (3) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody's, respectively or (4) publicly traded debt rated at least A/A2 or better by S&P and/or Moody's, respectively, with maturities up to two years at the time of purchase.

As concerns about financial investments in Europe continued to rise, we elected subsequent to our fiscal year end to re-allocate several short-term investments, including some cash voluntarily pledged as collateral for letters of credit, to investments focused more in North America and Asia. All of our short-term investments are placed in accordance with our internal policies.

Approximately $173.1 million of our cash at August 31, 2011, was held internationally for international operations. The majority of this amount is associated with earnings in subsidiaries that we consider indefinitely invested. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.

Credit Facility

On June 15, 2011, we entered into an unsecured second amended and restated credit agreement (Facility) with a group of lenders that provides lender commitments of up to $1,450.0 million under the Facility, all of which may be available for the issuance of performance letters of credit. Of the $1,450.0 million in commitments, a sublimit of $1,250.0 million may be available for the issuance of financial letters of credit and/or borrowings for working capital needs and general corporate purposes. The Restated Credit Agreement releases all collateral securing the previous credit agreement and contains an expiration of commitments on June 15, 2016. The Restated Credit Agreement continues to require guarantees by the Company’s material domestic subsidiaries.

During fiscal year 2011, no borrowings were made under our previous credit facility and none have been made through the date of this filing under the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $207.0 million as of August 31, 2011, and those letters of credit reduce what is otherwise available under our Facility.

At August 31, 2011, we were in compliance with the covenants contained in our Restated Credit Agreement.

See Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility financial covenants and matters related to our compliance with those covenants during fiscal year 2011.

Other Revolving Lines of Credit

Additionally, we have various short-term (committed and uncommitted) revolving credit facilities from several financial institutions which are available for letters of credit and, to a lesser extent, working capital loans. See Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 for additional information.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At August 31, 2011, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit -Domestic and Foreign	$456.1	$254.5	$201.6	$—	$—
Surety bonds	909.5	869.1	29.2	—	11.2
Total Commercial Commitments	$1,365.6	$1,123.6	$230.8	$—	$11.2

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to September 1, 2010.

Of the amount of outstanding letters of credit at August 31, 2011, $286.3 million were issued to clients in connection with contracts (performance letters of credit). Of the $286.3 million, five clients held $221.5 million or 77.4% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at August 31, 2011, to a single client on a single project is $60.0 million.  Our ability to borrow under our Facility is reduced by the dollar value of the letters of credit we have outstanding.

At August 31, 2011 and August 31, 2010, we had total surety bonds of $909.5 million and $609.0 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at August 31, 2011 and August 31, 2010, was $104.7 million and $262.6 million, respectively.

Fees related to these commercial commitments were $9.6 million for fiscal year 2011 compared to $19.3 million for fiscal year 2010.

For a discussion of long-term debt and a discussion of contingencies and commitments, see Note 10 — Debt and Revolving Lines of Credit and Note 15 — Contingencies and Commitments, respectively, included in our consolidated financial statements beginning on page F-2.

Aggregate Contractual Obligations

As of August 31, 2011 we had the following contractual obligations (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations (a)	$1,758.0	$39.1	$1,718.9	$—	$—
Capital lease obligations	1.1	0.4	0.7	—	—
Interest rate swap (b)	27.1	—	27.1	—	—
Operating lease obligations	368.3	72.7	105.1	72.9	117.6
Purchase obligations (c)	10.5	5.0	3.9	1.6	—
Pension obligations (d)	91.3	7.8	16.6	17.8	49.1
Total contractual cash obligations	$2,256.3	$125.0	$1,872.3	$92.3	$166.7

(a)
Amounts for long-term debt obligations represent both principal and interest payments.  Future interest payments for the JPY-denominated Westinghouse bonds are estimated using the JPY to USD exchange rate at August 31, 2011.

(b)
On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2010, in the aggregate notional amount of JPY 78 billion. At August 31, 2011, the fair value of the swap totaled approximately $27.1 million and is included as a current liability in our consolidated financial statements beginning on page F-2.

(c)
Purchase obligations primarily relate to IT technical support and software maintenance contracts. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(d)	Pension obligations, representing amounts expected to be paid out from plans, noted under the heading “After 5 years” are presented for the years 2017-2021.
See Note 10 — Debt and Revolving Lines of Credit, Note 14 — Operating Leases, Note 15 — Contingencies and Commitments and Note 18 — Employee Benefit Plans included in our consolidated financial statements beginning on page F-2 for additional information.

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

New bookings and ultimately the amount of backlog of unfilled orders is largely a reflection of global economic trends. The volume of backlog and timing of executing the work in our backlog is important to us in anticipating our operational needs. Backlog is not a measure defined in GAAP, and our methodology for determining backlog may not be comparable to the methodology used by other companies in determining their backlog. We can provide no assurance that revenues projected in our backlog will be realized, or if realized, will result in profits.

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

Power and E&C Segments. We define backlog in our Power and E&C segments to include projects for which we have received legally binding commitments from our clients. These commitments typically take the form of a written contract for a specific project or a purchase order, and sometimes require that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. The value of work subcontracted to our F&M segment is removed from the backlog of the Power and E&C segments and is shown in the backlog of our F&M segment.

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

E&I Segment.  Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the U.S. government budget processes, confirmed funding is usually appropriated for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications provided by our clients of future values, our estimates of the work required to complete the contract, our experience with similar awards and similar clients, and our knowledge and expectations relating to the given award. The unfunded component of new contract awards is added to backlog at generally no more than 75% of our contract value or our estimated proportionate share of a contract for which there are multiple award recipients. The programs are monitored, estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.  The MOX contract value included in the E&I segment backlog at August 31, 2011, was $1.5 billion, with $0.5 billion funded and $1.0 billion unfunded.

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

At August 31, 2011, and August 31, 2010, our backlog was as follows (in millions except for percentages):

	August 31,
	2011		2010
By Segment	Amount	%	Amount	%
Power	$10,776.4	54	$11,407.9	57
Plant Services	2,119.7	11	1,850.0	9
E&I	5,189.9	26	4,942.8	24
E&C	436.4	2	759.1	4
F&M	1,495.9	7	1,246.7	6
Total backlog	$20,018.3	100%	$20,206.5	100%

	August 31,
	2011		2010
By Industry	Amount	%	Amount	%
Environmental and Infrastructure	$5,189.9	26	$4,942.8	25
Energy	13,487.9	67	13,938.4	69
Chemical	700.6	4	1,313.6	6
Other	639.9	3	11.7	—
Total backlog	$20,018.3	100%	$20,206.5	100%

	August 31,
	2011		2010
Geographic Region	Amount	%	Amount	%
Domestic	$19,189.4	96	$19,126.6	95
International	828.9	4	1,079.9	5
Total backlog	$20,018.3	100%	$20,206.5	100%

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at August 31, 2011.

During the fiscal quarter ended May 31, 2009, we received notice from our client of a significant delay in the construction schedule for the aforementioned two new AP1000 nuclear reactors to be located in Florida relating to early construction activities. Our client advised us that these activities would not be performed for these units until the COL is issued by the Nuclear Regulatory Commission for the plant, which we understand is forecast to occur in late 2012. As a result, the first reactor is now expected to enter service in 2021, with the second 18 months later. In the interim, we continue to perform limited engineering and support services and have not removed or altered the corresponding contract value from our backlog as our contract with the client remains in effect. The amount of revenues and contract profit expected to be generated from this project during fiscal year 2012 is likely to be immaterial when considered in relation to our consolidated operations. We expect to recover any future adverse cost impacts associated with the current schedule delay. If our client were to cancel the project, we would be entitled to retain all proceeds collected to date, collect any receivables that may be outstanding at that time and be entitled to invoice additional amounts as prescribed under our contract.

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 92.0% of our E&I segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure economic challenges. Cancellation of this, or any of our other nuclear projects in backlog would result in a significant reduction of our reported backlog as well as our future earnings. In addition, if NEH is successful in obtaining consent of the trustee to exercise its put option to sell the Westinghouse Equity to Toshiba, the Westinghouse CRA will terminate upon the exercise of the put option.  If the CRA is terminated, we can provide no assurance that we will receive any additional nuclear work from Westinghouse, which may have an impact on our results in our Power segment.

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

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions in the application of certain accounting policies that affect amounts reported in our consolidated financial statements and related footnotes included in this Form 10-K. In order to understand better the changes that may occur to key elements of our financial condition and operating results, a reader should be aware of the critical accounting policies we apply and estimates we use in preparing our consolidated financial statements.

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

Unapproved Change Orders and Claims.  Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. We account for unapproved change orders depending on the circumstances. If it is not probable that the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. If it is probable that the costs will be recovered through a change order or recovered from a joint venture or consortium partner, the costs are treated as contract costs and contract revenue is recognized to the extent of the costs expected to be incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated and realization is assured and supported by a legally binding written communication from the customer, the contract profit is adjusted by the amount of the excess.

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

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe, steel, and module fabrication services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in ASC 605-35. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients and generally include all F&M services except module fabrication. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe and steel fabrication services.

Other Revenue Recognition and Profit and Loss Estimates

For unit-priced pipe fabrication contracts, a unit (spool) consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. We recognize revenues upon shipment of the fabricated spools for a particular unit- price fabrication contract.  For fixed-price fabrication contracts, we recognize revenues on the units of delivery basis of applying the percentage-of-completion method, measured primarily by the cost of materials shipped to total estimated costs.  During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress inventory. We recognize revenues for pipe fittings, manufacturing operations and other services at the time of shipment or as services are performed.

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

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on our projects. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining at August 31, 2011 and 2010 was $4.4 million and $8.2 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility, and, as a result, these differences could be material.

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

Income Taxes

Deferred income taxes are provided on the asset and liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting basis and the income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards and other tax credits. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. At August 31, 2011, we had deferred tax assets of $304.7 million, net of valuation allowance and deferred tax liabilities, including $62.1 million related to net operating losses and tax credit carryforwards. At August 31, 2011, we had a deferred tax asset valuation allowance of $32.4 million.  See Note 11 — Income Taxes included in our consolidated financial statements for additional information.

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

To calculate the fair value of a reporting unit in our goodwill impairment review, we utilized the guideline public company method (a market approach) and the discounted cash flow method (an income approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under these two methods. When performing our annual impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators.  If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

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

The discounted cash flow method relies upon a company’s estimated future cash flows, and then discounting those future flows by the desired rate of return in order to determine the present value of the future cash stream. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin, and terminal value capitalization rate. The discount rates used in the discounted cash flow models ranged from 12.7% to 19.6%. The terminal value was calculated by using a terminal value capitalization rate of 2.8%.

Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending or a decline in the demand for our services due to changing economic conditions. Given the nature of our business, and in particular the reduced backlog of unfilled orders in our E&C segment, if we are unable to win or renew contracts, unable to estimate and control our contract costs, fail to adequately perform to our clients’ expectations, fail to procure third-party subcontractors, heavy equipment and materials or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

At the March 1, 2011 testing date, our annual review did not indicate an impairment of goodwill for any of our reporting units.  The excess of the fair value of our reporting units over their respective carrying values for five of our reporting units exceeded 10%.  Our E&C reporting unit, whose fair value did not exceed its carrying value by more than 10%, has approximately $139.1 million of goodwill allocated to it.  The resulting fair values provided valuations that, in aggregate, reasonably reconciled to our market capitalization, taking into account observable control premiums. No events or changes in circumstances have occurred that would indicate an impairment of goodwill since the annual testing date.

See Note 9 – Goodwill and Other Intangibles to our consolidated financial statements beginning on page F-2 for additional information related to our goodwill impairment reviews.

We also perform an analysis on our intangible assets to test for impairment whenever events occur that indicate an impairment could exist.

Pension Plans

Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with ASC 715, Compensation – Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality, and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

Discount rates are determined annually and are based on rates of return of high-quality corporate bonds. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plans increased to 5.00%-5.30% at August 31, 2011, compared to 4.75% - 4.90% at  August 31, 2010, reflecting higher interest rates experienced during the fiscal year. A 25 basis point increase in the discount rates would reduce the benefit obligations on our foreign pension plans by approximately $5.7 million.

The rate of return expected on our plan assets was 6.0% - 6.75% at August 31, 2011 compared to 5.99% - 7.0% at August 31, 2010. To determine the rates of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets.

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

Our Facility provides that both revolving credit loans and letters of credit may be issued within the $1,450.0 million unexpired limit of the Facility. Although there were no borrowings as of August 31, 2011, the interest rate that would have applied to any borrowings under the Facility was 4.0%. For further discussion, see Note 10 — Debt and Revolving Lines of Credit included in consolidated financial statements beginning on page F-2.

At August 31, 2011, we have outstanding variable rate Westinghouse bonds (face value billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (0.33% as of August 31, 2011). We have entered into an interest rate swap agreement with a major bank through March 15, 2013, which fixes our interest payments at 2.398%. The effectiveness of this swap is dependent on our counterparty’s continued performance.

The table below provides information about our outstanding debt instruments (including capital leases) that are sensitive to changes in interest rates. The table presents principal cash repayments and related weighted average interest rates by expected maturity dates. The information is presented in U.S. Dollar equivalents, which is our reporting currency. The table is denominated in millions of U.S. Dollars and is accurate as of August 31, 2011.

	Expected Maturity Dates
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$0.3	$427.3	$0.3	$—	$—	$—	$427.9	$665.3
Average interest rate	6.1%	2.2%	6.1%	—	—	—

Variable rate	—	653.1	—	—	—	—	$653.1	$1,015.3
Average interest rate	—	2.4%	—	—	—	—

The calculated fair value of long-term debt (including capital leases) incorporates the face value of the Westinghouse Bonds and related foreign currency translation adjustments recognized at August 31, 2011.

Foreign Currency Exchange Rate Risk

During fiscal year 2007, we issued the JPY-denominated Westinghouse Bonds in connection with our Westinghouse Investment. These bonds, which have an aggregate face value of JPY128.98 billion (or $1.68 billion as of August 31, 2011), are revalued at the end of each accounting period using period-end exchange rates. Although the Put Option associated with our Westinghouse Investment, if exercised in full, would mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the JPY versus the U.S. Dollar could significantly reduce our returns on our investment in Westinghouse. See Note 8 — Equity Method Investments and Note 10 — Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for more information regarding these JPY-denominated bonds and our Investment in Westinghouse.

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

Item 9A. —  Controls and Procedures.

a)    Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2011.
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

In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness as of August 31, 2011 of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded our internal control over financial reporting was effective as of August 31, 2011, based upon the criteria issued by COSO.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated October 28, 2011, appears on page F-2 of this Form 10-K.

c)    Changes in Internal Control over Financial Reporting

 There were no changes in our system of internal control over financial reporting during the three months ended August 31, 2011, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position
J.M. Bernhard, Jr.	57	Chairman of the Board of Directors, President and Chief Executive Officer
George P. Bevan	64	President of the Environmental & Infrastructure (E&I) Group
David L. Chapman, Sr.	66	President of the Fabrication & Manufacturing (F&M) Group
John Donofrio	49	Executive Vice President, General Counsel and Corporate Secretary
Brian K. Ferraioli	56	Executive Vice President and Chief Financial Officer
Gary P. Graphia	49	Executive Vice President and Chief Operating Officer
Michael J. Kershaw *	62	Senior Vice President and Chief Accounting Officer
James Glass	64	President of the Energy & Chemicals (E&C) Group
Clarence Ray	64	Chief Executive Officer of Power Group

*  - Mr. Kershaw resigned effective September 14, 2011.

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

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

The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225)932-2500
www.shawgrp.com

Item 11.    Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

Item 14.    Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year.

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

See Part II, Item 8 — Financial Statements and Supplementary Data.

Additionally, the following financial statements are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X:

Combined Financial Statements of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Combined Balance Sheets as of March 31, 2011 and 2010
Combined Statements of Operations for the fiscal years ended March 31, 2011, 2010 and 2009
Combined Statements of Stockholders’ Equity for the fiscal years ended March 31, 2011, 2010 and 2009
Combined Statements of Cash Flows for the fiscal years ended March 31, 2011, 2010 and 2009
Notes to Combined Financial Statements

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

2.01	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	Form 8-K filed on October 18, 2006	1-12227	2.01

2.02	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	Form 8-K filed on October 18, 2006	1-12227	2.02

3.01	Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.1

3.02	Amended and Restated By-Laws of the Company dated as of January 30, 2007	Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

4.01	Specimen Common Stock Certificate	Form 10-K for the fiscal year ended August 31, 2007	1-12227	4.1

4.02	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	Form 8-A filed on July 30, 2001	1-12227	99.1

4.03
The Shaw Group Inc. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of The Shaw Group Inc. and its consolidated subsidiaries to the Commission upon request.

*10.01	The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period February 28, 2009	1-12227	10.8

*10.02	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.66

*10.03	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.67

*10.04	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.68

*10.05	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.69

*10.06	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.70

*10.07	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	Form S-8 filed on June 12, 2001	333-62856	4.6

*10.08	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

*10.09	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5

*10.10	Written description of the Company’s compensation policies and programs for non-employee directors	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227

*10.11	Flexible Perquisites Program for certain executive officers	Form 8-K filed on November 1, 2004	1-12227

*10.12	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2009	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 17, 2009	1-12227

*10.13	Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and J.M. Bernhard, Jr.	Form 8-K filed on January 7, 2009	1-12227	10.1

*10.14	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	Form 8-K filed on December 24, 2008	1-12227	10.1

*10.15	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34

*10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	Form 8-K filed on January 7, 2009	1-12227	10.2

*10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.13

*10.18	Amendment to the Amended and Restated Employment Agreement dated December 31, 2008, by and between the Company and J.M. Bernhard, Jr	Form 10-Q for the quarter ended May 31, 2010	1-12227	10.48

*10.19	Offer Letter dated as of August 31, 2007, by and between the Company and Michael J. Kershaw	Form 8-K filed on December 21, 2007	1-12227	10.1

*10.20	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.16

*10.21	Second Amended and Restated Employment Agreement dated as of July 22, 2010 by and between the Company and John Donofrio

*10.22	The Shaw Group Inc. 401(k) Plan	Form S-8 filed on May 4, 2004	333-115155	4.6

*10.23	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	Form S-8 filed on May 4, 2004	333-115155	4.6

*10.24	The Shaw Group Deferred Compensation Plan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.1

*10.25	The Shaw Group Deferred Compensation Plan Form of Adoption	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.11

*10.26	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6

10.27	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	Form 8-K filed on July 28, 2000	1-12227	2.1

10.28	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	Form 8-K filed on May 16, 2002	1-12227	2.1

10.29	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.2

10.30	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.3

10.31	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.2

10.32	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.3

10.33	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	Form 8-K filed on October 18, 2006	1-12227	10.4

10.34	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	Form 8-K filed on October 18, 2006	1-12227	10.5

10.35	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	Form 8-K filed on October 18, 2006	1-12227	10.6

10.36	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.7

10.37	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.8

10.38	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	Form 8-K filed on October 18, 2006	1-12227	10.9

10.39	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.1

10.40	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.11

10.41	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	Form 8-K filed on October 18, 2006	1-12227	10.12

*10.42	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.46

*10.43	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.47

#10.44	Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010	Form 10-Q for the quarter ended November 30, 2010	1-12227	10.1

#10.45	First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent	Form 10-Q for the quarter ended November 30, 2010	1-12227	10.2

*10.46	Amended and Restated Employment Agreement dated as of April 8, 2011 by and between the Company and David L. Chapman, Sr	Form 10-Q for the quarter ended February 28, 2011	1-12227	10.3

*10.47	Employment Agreement dated as of February 2, 2011 by and between the Company and Clarence Ray	Form 10-Q for the quarter ended February 28, 2011	1-12227	10.4
#10.48	Second Amended and Restated Credit Agreement, dated as of June 15, 2011, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents and lenders signatory thereto.	Form 8-K filed on June 21, 2011	1-12227	10.1

14.01	The Shaw Group Inc. Code of Corporate Conduct dated June 2006	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.1

14.02	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003)	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.2

14.03	The Shaw Group Inc. Insider Trading Policy dated June 2006	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.3

†21.01	Subsidiaries of The Shaw Group Inc.

†23.01	Consent of KPMG LLP, independent registered public accounting firm of The Shaw Group Inc.

†23.02	Consent of Ernst & Young LLP, independent registered public accounting firm of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.

†31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†32.02	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§101.INS	XBRL Instance Document.

§101.SCH	XBRL Taxonomy Extension Schema Document.

§101.CAL	XBRL Calculation Linkbase Document.

§101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/ J. M. Bernhard, Jr.
By: J. M. Bernhard, Jr.
Chief Executive Officer

Date: October 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, President and
/s/ J. M. Bernhard, Jr	Chief Executive Officer and Director	October 28, 2011
J. M. Bernhard, Jr.	(Principal Executive Officer)

Executive Vice President
and Chief Financial Officer
/s/ Brian K. Ferraioli	(Principal Financial Officer and	October 28, 2011
Brian K. Ferraioli	Principal Accounting Officer)

/s/ Albert D. McAlister	Director	October 28, 2011
Albert D. McAlister

/s/ David W. Hoyle	Director	October 28, 2011
David W. Hoyle

/s/ James F. Barker	Director	October 28, 2011
James F. Barker

/s/ Daniel A. Hoffler	Director	October 28, 2011
Daniel A. Hoffler

/s/ Michael J. Mancuso	Director	October 28, 2011
Michael J. Mancuso

/s/ Thomas E. Capps	Director	October 28, 2011
Thomas E. Capps

/s/ Stephen R. Tritch	Director	October 28, 2011
Stephen R. Tritch

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE SHAW GROUP INC. AND SUBSIDIARIES

Reports of Independent Registered Public Accounting Firm:
— Report on Internal Control over Financial Reporting as of August 31, 2011 — KPMG LLP	F-2
— Report on the 2011, 2010 and 2009 Consolidated Financial Statements — KPMG LLP	F-3
Consolidated Statements of Operations for the Fiscal Years Ended August 31, 2011, 2010, and 2009	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended August 31, 2011, 2010, and 2009 Consolidated Balance Sheets as of August 31, 2011 and 2010	F-5 F-6
Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended August 31, 2011, 2010 and 2009	F-7
Consolidated Statements of Cash Flows for the Fiscal Years Ended August 31, 2011, 2010, and 2009	F-8
Notes to Consolidated Financial Statements	F-9

INDEX TO COMBINED FINANCIAL STATEMENTS OF TOSHIBA NUCLEAR ENERGY
HOLDINGS (US), INC. AND TOSHIBA NUCLEAR ENERGY HOLDINGS (UK) LTD.

Reports of Independent Registered Public Accounting Firm	F-60
Combined Financial Statements
Combined Balance Sheets	F-61
Combined Statements of Operations and Comprehensive (Loss) Income	F-62
Combined Statements of Shareholders’ Equity	F-63
Combined Statements of Cash Flows	F-64
Notes to Combined Financial Statements	F-65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Shaw Group Inc.:

We have audited The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Shaw Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2011 Annual Report on Form 10-K. Our responsibility is to express an opinion on The Shaw Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, The Shaw Group Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2011, and our report dated October 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana
October 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Shaw Group Inc.:

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana
October 28, 2011

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended August 31,
	2011	2010	2009
Revenues	$5,937,734	$6,984,042	$7,276,292
Cost of revenues	5,741,392	6,414,826	6,672,260
Gross profit	196,342	569,216	604,032
Selling, general, and administrative expenses	273,512	288,014	308,683
Impairment of note receivable	48,133	—	—
Operating income (loss)	(125,303)	281,202	295,349
Interest expense	(5,528)	(5,754)	(4,919)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(41,568)	(38,121)	(68,676)
Interest income	16,629	13,717	10,028
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(159,006)	(131,584)	(198,077)
Other foreign currency transaction gains (losses), net	7,702	3,320	1,002
Other income (expense), net	6,155	8,313	(5,516)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(300,919)	131,093	29,191
Provision (benefit) for income taxes	(106,765)	37,987	10,660
Income (loss) before earnings (losses) from unconsolidated entities	(194,154)	93,106	18,531
Income from 20% Investment in Westinghouse, net of income taxes	20,915	6,986	9,240
Earnings (losses) from unconsolidated entities, net of income taxes	5,354	91	1,779
Net income (loss)	(167,885)	100,183	29,550
Less: Net income (loss) attributable to noncontrolling interests	7,131	18,185	16,733
Net income (loss) attributable to Shaw	$(175,016)	$81,998	$12,817

Net income (loss) attributable to Shaw per common share:
Basic	$(2.18)	$0.98	$0.15
Diluted	$(2.18)	$0.96	$0.15

Weighted average shares outstanding:
Basic	80,223	84,041	83,244
Diluted	80,223	85,834	84,411

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	For the year ended
	2011	2010	2009
Net income (loss)	$(167,885)	$100,183	$29,550
Currency translation adjustment, net gain (loss) arising during period	11,880	(5,610)	(10,339)
Equity in Westinghouse’s pre-tax other comprehensive income (loss), net of Shaw’s tax of $(9,749), $7,411 and $50,744	15,573	(11,640)	(80,717)
Net derivatives gain (loss) on hedge transactions, net of tax of $(2,380), $729 and $8,711	3,803	(1,144)	(13,857)
Defined benefit plans
Change in unrecognized net actuarial pension gains (losses)	9,408	(5,129)	(13,911)
Change in unrecognized net prior service pension costs	43	40	45
Income taxes on defined benefit plans	(2,388)	2,258	6,422
Total	7,063	(2,831)	(7,444)
Unrealized gain (loss) on available for sale securities, net of tax of $373, $(348) and $0	(596)	546	—
Comprehensive income (loss)	(130,162)	79,504	(82,807)
Less: Comprehensive income (loss) attributable to noncontrolling interests	7,131	18,185	16,733
Comprehensive income (loss) attributable to Shaw	$(137,293)	$61,319	$(99,540)

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	At August 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents ($78.6 million and $82.3 million related to variable interest entities (VIEs))	$674,080	$912,736
Restricted and escrowed cash and cash equivalents ($0.0 million and $4.5 million related to VIEs)	38,721	33,926
Short-term investments ($7.8 million and $10.1 million related to VIEs)	226,936	551,960
Restricted short-term investments	277,316	321,056
Accounts receivable, including retainage, net ($7.5 million and $28.3 million related to VIEs)	772,242	833,574
Inventories	245,044	228,891
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	552,502	637,651
Deferred income taxes	367,045	319,712
Investment in Westinghouse	999,035	967,916
Prepaid expenses and other current assets	138,260	64,468
Total current assets	4,291,181	4,871,890

Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	14,768	11,656
Property and equipment, net of accumulated depreciation of $347.3 million and $293.1 million	515,811	484,641
Goodwill	545,790	499,495
Intangible assets	17,142	18,040
Deferred income taxes	10,484	14,925
Other assets	91,858	95,622
Total assets	$5,487,034	$5,996,269

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$822,476	$878,984
Accrued salaries, wages and benefits	132,857	149,010
Other accrued liabilities	199,947	186,835
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,535,037	1,488,568
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,679,836	1,520,674
Interest rate swap contract on Japanese Yen-denominated bonds	27,059	33,242
Short-term debt and current maturities of long-term debt	349	4,479
Total current liabilities	4,397,561	4,261,792
Long-term debt, less current maturities	630	979
Deferred income taxes	70,437	59,282
Other liabilities	81,152	99,829
Total liabilities	4,549,780	4,421,882

Contingencies and commitments (Note 15)

Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 91,711,102 and 90,669,011 shares issued, respectively; and 71,306,382 and 84,913,062 shares outstanding, respectively	1,321,278	1,283,890
Retained earnings	328,455	503,471
Accumulated other comprehensive loss	(104,922)	(142,645)
Treasury stock, 20,404,720 and 5,755,949 shares, respectively	(639,704)	(117,453)
Total Shaw shareholders’ equity	905,107	1,527,263
Noncontrolling interests	32,147	47,124
Total equity	937,254	1,574,387
Total liabilities and equity	$5,487,034	$5,996,269

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred stock	—	$—	—	$—	—	$—

Common stock
Balance September 1	90,669,011	$1,283,890	89,316,057	$1,237,727	89,195,901	$1,204,914
Exercise of stock options	490,116	11,007	784,124	16,226	76,828	1,233
Shares exchanged for taxes on stock based compensation	(265,141)	(9,187)	(225,018)	(6,576)	(13,106)	(315)
Tax benefit on stock based compensation		2,915	—	1,590	—	(1,472)
Stock-based compensation	817,116	32,653	793,848	34,923	56,434	33,367
Balance August 31	91,711,102	$1,321,278	90,669,011	$1,283,890	89,316,057	$1,237,727

Retained earnings
Balance September 1		$503,471		$421,473		$409,376
Net income (loss) attributable to Shaw		(175,016)		81,998		12,817
Westinghouse’s cumulative effect of initial ASC 715 adoption		—		—		(720)
Balance August 31		$328,455		$503,471		$421,473

Accumulated other comprehensive income (loss)
Currency translation adjustment
Balance September 1		$(15,532)		$(9,922)		$417
Change during year		11,880		(5,610)		(10,339)
Balance August 31		$(3,652)		$(15,532)		$(9,922)
Equity in Westinghouse’s pre-tax and other comprehensive income (loss), net of Shaw’s tax
Balance September 1		$(66,297)		$(54,657)		$26,060
Change during year		15,573		(11,640)		(80,717)
Balance August 31		$(50,724)		$(66,297)		$(54,657)
Unrealized gain (loss) on hedging activities
Balance September 1		$(20,361)		$(19,217)		$(5,360)
Change during year		3,803		(1,144)		(13,857)
Balance August 31		$(16,558)		$(20,361)		$(19,217)
Unrealized net holding gain (loss) on securities
Balance September 1		$546		$—		$—
Change during year		(596)		546		—
Balance August 31		$(50)		$546		$—
Pension and other postretirement benefit plans
Balance September 1		$(41,001)		$(38,170)		$(30,726)
Change during year		7,063		(2,831)		(7,444)
Balance August 31		$(33,938)		$(41,001)		$(38,170)
Balance August 31		$(104,922)		$(142,645)		$(121,966)

Treasury stock at cost
Balance September 1	(5,755,949)	$(117,453)	(5,709,249)	$(116,113)	(5,660,460)	$(114,951)
Purchases under repurchase plans	(14,633,454)	(521,768)	—	—	—	—
Shares exchanged for taxes on stock-based compensation	(15,317)	(483)	(46,700)	(1,340)	(48,789)	(1,162)
Balance August 31	(20,404,720)	$(639,704)	(5,755,949)	$(117,453)	(5,709,249)	$(116,113)

Total Shaw shareholders’ equity at August 31		$905,107		$1,527,263		$1,421,121

Noncontrolling interests
Balance September 1		$47,124		$24,691		$29,082
Net income (loss)		7,131		18,185		16,733
Distributions to noncontrolling interests		(12,887)		(14,757)		(21,124)
Contributions from noncontrolling interests		1,441		8,975		—
Adjustment for deconsolidation of VIE(s)		(10,662)		—		—
Acquisition of noncontrolling interests		—		10,030		—
Balance August 31		$32,147		$47,124		$24,691

Total equity at August 31		$937,254		$1,574,387		$1,445,812

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended August 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(167,885)	$100,183	$29,550
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	73,891	62,787	55,534
Asset impairment charges	51,730	421	5,806
(Benefit from) provision for deferred income taxes	(34,836)	(14,507)	(78,906)
Stock-based compensation expense	34,180	34,923	33,367
(Earnings) losses from unconsolidated entities, net of taxes	(26,269)	(7,077)	(11,019)
Distributions from unconsolidated entities	38,475	24,678	29,972
Taxes paid upon net-share settlement of equity awards	(9,187)	(6,576)	(315)
Excess tax benefits from stock based compensation	(3,444)	(1,934)	(1,459)
Foreign currency transaction (gains) losses, net	151,304	128,264	197,075
Amortization of original issue discount and deferred offering costs on Westinghouse Bonds	—	—	34,991
Other noncash Items	12,410	12,976	5,676
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	38,810	(30,231)	(188,648)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	68,146	(31,643)	(136,090)
(Increase) decrease in inventories	(16,083)	33,355	(20,996)
(Increase) decrease in other current assets	(84,704)	(13,885)	3,113
Increase(decrease) in accounts payable	(36,779)	22,751	129,446
Increase (decrease) in accrued liabilities	(26,867)	(38,141)	54,626
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	51,467	182,841	574,324
Net change in other assets and liabilities	6,167	7,395	21,929
Net cash provided by (used in) operating activities	120,526	466,580	737,976

Cash flows from investing activities:
Purchases of property and equipment	(101,838)	(194,382)	(132,216)
Proceeds from sale of businesses and assets, net of cash surrendered	3,005	24,297	25,816
Investment(s) in notes receivable	(48,336)	—	—
Investment in, advances to, and return of capital from unconsolidated entities and joint ventures	520	15,197	(3,670)
Purchases of variable interest entity debt	—	(19,915)	—
Cash deposited into restricted and escrowed cash	(895,137)	(105,350)	(320,294)
Cash withdrawn from restricted and escrowed cash	885,079	156,409	247,556
Purchases of short-term investments	(664,311)	(1,117,553)	(342,219)
Proceeds from sale and redemption of short-term investments	991,058	899,835	—
Purchases of restricted short-term investments	(307,728)	(307,483)	(80,000)
Proceeds from sale of restricted short term investments	344,976	90,609	—
Purchases of business, net of cash acquired	(34,557)	—	—
Net cash provided by (used in) investing activities	172,731	(558,336)	(605,027)

Cash flows from financing activities:
Purchase of treasury stock	(522,251)	(1,340)	(1,162)
Repayment of debt and capital leases	(4,624)	(24,343)	(10,856)
Payment of deferred financing costs	(6,670)	(9,721)	—
Issuance of common stock	11,007	16,226	1,233
Excess tax benefits from exercise of stock options and vesting of restricted stock	3,444	1,934	1,459
Contributions received from noncontrolling interest	1,441	8,975	—
Distributions paid to noncontrolling interest	(12,887)	(14,757)	(21,124)
Net cash provided by (used in) financing activities	(530,540)	(23,026)	(30,450)

Net effects on cash of deconsolidation of VIE(s)	(12,805)	—	—
Effects of foreign exchange rate changes on cash	11,432	(1,620)	(1,117)
Net change in cash and cash equivalents	(238,656)	(116,402)	101,382

Cash and cash equivalents — beginning of year	912,736	1,029,138	927,756
Cash and cash equivalents — end of year	$674,080	$912,736	$1,029,138

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

The Shaw Group Inc. (a Louisiana corporation) and its wholly-owned and majority-owned subsidiaries (collectively referred to herein as the Company, Shaw, we, us or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation, and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, merchant power producers and government agencies. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Through our investments, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000® nuclear power technology units to be built in the United States (U.S.) and other locations (AP1000 is a registered trademark of Westinghouse Electric Co., LLC.) and certain exclusive opportunities with Toshiba Corporation (Toshiba) for providing EPC services for new Toshiba Advanced Boiling Water Reactor (ABWR) nuclear power plants worldwide, except Japan and Vietnam. IN addition, our proprietary olefin and refinery technologies, coupled with ethyl benzene, styrene, cumene and Bisphenol A technologies, allow us to offer clients integrated oil refinery and petrochemicals solutions. We believe our technologies provide an advantage and will help us to compete on a longer-term basis with lower cost competitors from developing countries that are likely to emerge.

We have evaluated all events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures in this Annual Report on Form 10-K.

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of The Shaw Group Inc., its wholly-owned and majority-owned subsidiaries, and any variable interest entities (VIEs) of which we are the primary beneficiary (See Note 8 - Equity Method Investments and Variable Interest Entities). When we do not have a controlling interest in an entity, but exert a significant influence over the entity, we apply the equity method of accounting. The cost method is used when we do not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Nature of Operations and Types of Contracts

Our work is performed under two general types of contracts: cost-reimbursable plus a fee or mark-up contracts and fixed-price contracts, both of which may be modified by cost escalation provisions or other risk sharing mechanisms and incentive and penalty provisions. Each of our contracts may contain components of more than one of the contract types discussed below. During the term of a project, the contract or components of the contract may be renegotiated to include characteristics of a different contract type. We focus our EPC activities on a cost-reimbursable basis plus a fee or mark-up and negotiated fixed-price work, each as defined below. When we negotiate any type of contract, we frequently are required to accomplish the scope of work and meet certain performance criteria within a specified timeframe; otherwise, we could be assessed damages, which in some cases are agreed-upon liquidated damages.

Our cost-reimbursable contracts include the following:

•
Cost-plus and Time and Material contracts — A contract under which we are reimbursed for allowable or otherwise defined costs incurred plus a fee or mark-up. The contracts may also include incentives for various performance criteria, including quality, timeliness, ingenuity, safety, and cost-effectiveness. In addition, our costs are generally subject to review by our clients and regulatory audit agencies, and such reviews could result in costs being disputed as non-reimbursable under the terms of the contract.

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

Marketable Securities

We categorize our marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as short-term investments in the accompanying consolidated balance sheets. Investments are made based on the Company’s investment policy and restrictions contained in our credit facility, which specifies eligible investments and credit quality requirements.

Trading securities consist of investments held in trust to satisfy obligations under our deferred compensation plans. The changes in fair values on trading securities are recorded as a component of net income (loss) in other income (expense), net.

Available-for-sale securities consist of mutual funds, foreign government and foreign government guaranteed securities, corporate bonds and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized net holding gain (loss) on securities as a component of accumulated other comprehensive income (loss) in shareholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, the investment’s cost or amortized cost is written-down to its fair value and the amount written-down is recorded in the statement of operations in other income (expense), net. In addition to other relevant factors, management considers the decline in the fair value of an investment to be other-than-temporary if the market value of the investment remains below cost by a significant amount for a period of time, in which case a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Our principal clients are major multi-national and national industrial corporations, regulated utilities, merchant power producers, and government agencies. We believe that in most cases our exposure to credit risk is mitigated through client prepayments, collateralization, and guarantees.

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

Investments

We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Significant influence generally exists if we have an ownership interest representing between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions. We record our share of the investee’s earnings or losses as income from 20% investment in Westinghouse, net of income taxes, or as earnings (losses) from unconsolidated entities, net of income taxes in the accompanying consolidated statements of operations. We record our share of the investee’s other comprehensive income (loss), net of income taxes, in the accompanying consolidated statements of shareholders’ equity and consolidated statements of comprehensive income (loss). We evaluate our equity method investments for impairment at least annually and whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.

Where we are unable to exercise significant influence over the investee, or when our investment balance is reduced to zero from our proportionate share of losses, the investments are accounted for under the cost method. Under the cost method, investments are carried at cost and adjusted only for other-than-temporary declines in fair value, distributions of earnings, or additional investments.

Impairment of note receivable

During the first quarter of fiscal year 2011, in connection with a global alliance with Toshiba, Shaw committed to invest $250.0 million in support of ABWR nuclear power related projects. The first $100.0 million was made available as a secured credit facility to the entity developing ABWR nuclear power plant reactors for the South Texas Projects 3and 4. The credit facility was intended to convert to equity in the project’s sponsor upon the satisfaction of certain conditions, including the project receiving full notice to proceed. At May 31, 2011 and subsequent to the earthquakes and tsunami in Fukushima, Japan, we had advanced approximately $48.1 million under this credit facility. During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we wrote-off loans granted to the project entities totaling $48.1 million. We do not plan to make additional investments in ABWR related projects.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Examples of instances that may cause us to test our goodwill for impairment between the annual testing periods include:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units. The annual impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform the second step of the goodwill impairment test to measure the amount of impairment loss to be recorded, as necessary.

Intangible Assets

Our intangible assets are related to various licenses, patents, technology, and related processes. The costs of these assets are amortized over their estimated useful lives, which range from three to thirty years. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if we are unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. We also have intangible assets related to client relationships and non-compete agreements which are associated with acquisitions we have completed and are amortized over a three- to ten-year period on a straight-line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

Assets of Deferred Compensation Plans

We account for the assets of our Deferred Compensation Plans held in Rabbi Trusts for the benefit of the Chief Executive Officer pursuant to his employment agreement and separately, for the benefit of key employees, as trading assets. Our Rabbi Trust deposits are accounted for in accordance with ASC 710, Compensation – General. Trading assets are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The liability related to the Chief Executive Officer was recognized in 2007 pursuant to his employment agreement.

Revenue and Profit/Loss Recognition Under Long-Term Construction Accounting Including Claims, Unapproved Change Orders and Incentives

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

Unapproved Change Orders and Claims.  Revenues and gross profit on contracts can be significantly affected by change orders and claims that may not be ultimately negotiated until the later stages of a contract or subsequent to the date a contract is completed. We account for unapproved change orders depending on the circumstances. If it is not probable that the costs will be recovered through a change in contract price, the costs attributable to change orders are treated as contract costs without incremental revenue. If it is probable that the costs will be recovered through a change order, the costs are treated as contract costs and contract revenue is recognized to the extent of the costs expected to be incurred. If it is probable that the contract price will be adjusted by an amount that exceeds the costs attributable to the change order and the amount of the excess can be reliably estimated and realization is assured and supported by a legally binding written communication for the customer, the contract profit is adjusted by the amount of the excess.

When estimating the amount of total gross profit or loss on a contract, we include claims related to our clients as adjustments to revenues and claims related to vendors, subcontractors, and others as adjustments to cost of revenues. Including claims in this calculation ultimately increases the gross profit (or reduces the loss) that would otherwise be recorded without consideration of the claims. Our claims against others are recorded up to costs incurred and include no profit until such time as they are finalized and approved. The claims included in determining contract gross profit are less than the actual claim that will be or has been presented. Claims are included in costs and estimated earnings in excess of billings on our consolidated balance sheets. The costs attributable to change orders and claims being negotiated or disputed with clients, vendors, or subcontractors or subject to litigation are included in our estimates of revenues when it is probable they will result in additional contract revenues and the amount can be reasonably estimated. Profit from such unapproved change orders and claims is recorded in the period such amounts are settled or approved. Back charges and claims against and from our vendors, subcontractors, and others are included in our cost estimates as a reduction or increase in total estimated costs when recovery or payment of the amounts are probable and the costs can be reasonably estimated.

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe and module fabrication and steel erection services performed by our F&M segment. We segment revenues, costs, and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in ASC 605-35. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

Other Revenue Recognition and Profit and Loss Estimates

For unit-priced pipe fabrication contracts, a unit (spool) consists of piping materials and associated shop labor to form a prefabricated unit according to contract specifications. Spools are generally shipped to job site locations when complete. We recognize revenues upon shipment of the fabricated spools for unit-price fabrication contracts. For fixed-price fabrication contracts, we recognize revenues on the units of delivery basis of applying the percentage-of-completion method, measured primarily by the cost of materials shipped to total estimated costs. During the fabrication process, all direct and indirect costs related to the fabrication process are capitalized as work in progress inventory. We recognize revenues for pipe fittings, manufacturing operations, and other services at the time of shipment or as services are performed.

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

Our approach to estimating liability provisions related to contractual performance guarantees on sales of our technology paid-up license agreements requires that we make estimates on the performance of technology on our projects. Our historical experience with performance guarantees on these types of agreements supports estimated liability provisions that vary based on our experience with the different types of technologies for which we license and provide engineering (for example, ethylbenzene, styrene, cumene, Bisphenol A). Our liability provisions range from nominal amounts up to 100% of the contractual performance guarantee. If our actual obligations under performance guarantees differ from our estimated liability provisions at the completion of these projects, we will record an increase or decrease in revenues (or an increase in costs where we are required to incur costs to remediate a performance deficiency) for the difference. Our total estimated performance liability remaining at August 31, 2011 and 2010 was $4.4 million and $8.2 million, respectively. The estimated liability provisions generally are more significant as a percentage of the total contract value for these contracts when compared to contracts where we have full EPC responsibility.

For contracts containing multiple deliverables, we analyze each activity within the contract to ensure that we adhere to the separation and revenue recognition guidelines of ASC 605.  For service-only contracts, and service elements of multiple deliverable arrangements, award fees are recognized only when definitized and awarded by the client. Award fees on construction contracts are recognized during the term of the contract based on our estimate of the amount of fees to be awarded.

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

Selling, General, and Administrative Expenses

Our selling, general and administrative (SG&A) expenses represent overhead expenses that are not associated with the execution of the contracts. SG&A expenses include charges for such items as executive management, business development, proposal expenses, information technology, finance and corporate accounting, human resources, and various other corporate functions.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. If the derivative instrument is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Recognized gains or losses on derivative instruments entered into to manage foreign exchange risk are included in foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net or in other foreign currency gains (losses), net, in the consolidated statements of operations.

We do not enter into derivative instruments for speculative or trading purposes. We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services, and interest payments denominated in a foreign currency. The net gain (loss) recognized in earnings from our hedges was approximately $4.7 million, $2.8 million, and $(2.7) million at August 31, 2011, 2010 and 2009, respectively.

Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. We report, net of tax, foreign currency translation adjustments, unrealized gains and losses on derivative instruments accounted for as cash flow hedges, changes in our net pension liabilities, our equity in Westinghouse’s pre-tax other comprehensive income (loss), and unrealized gains and losses on securities as components of other comprehensive income (loss).

Foreign Currency Translation

Our significant foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds, Mexican pesos, and Canadian dollars). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholders’ equity accounts are translated at historical rates. The net effect of foreign currency translation adjustments is included in shareholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Foreign currency transaction gains or losses are credited or charged to income as incurred. Transaction gains reflected in income were approximately $7.7 million, $3.3 million, and $1.0 million for the fiscal years 2011, 2010 and 2009, respectively. Additionally, during fiscal years 2011, 2010 and 2009, we incurred foreign currency translation losses on the Westinghouse Bonds associated with our Investment in Westinghouse of approximately $159.0 million, $131.6 million, and $198.1 million, respectively.

Insurance Programs

Our employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through stop-loss insurance policies. Our workers’ compensation, automobile, and general liability insurance is provided through a premium plan with a deductible applied to each occurrence. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of August 31, 2011 and August 31, 2010, liabilities for unpaid and incurred but not reported claims for all insurance programs totaling approximately $57.5 million and $56.3 million, respectively, are included in other accrued liabilities in the accompanying consolidated balance sheets.

Deferred Financing Costs

We defer qualifying debt issuance costs, which are amortized over the term of the related debt. Unamortized deferred financing costs are included in non-current other assets on the consolidated balance sheets and related amortization expense is included in interest expense in the accompanying consolidated statements of operations. Deferred financing costs related to our Westinghouse bonds were fully amortized in our third quarter of fiscal year 2009. See Note 10 — Debt and Revolving Lines of Credit for additional information.

Share-Based Compensation

We account for share-based payments, including grants of employee stock options and restricted stock-based awards, in accordance with ASC 718, Compensation-Stock Compensation, which requires that all share-based payments (to the extent they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is generally four years.

ASC 718 requires that excess tax benefits related to equity-classified stock options and restricted stock-based awards be reflected as financing cash inflows. Share-based compensation cost that has been included in net income (loss) for these equity-classified awards amounted to approximately $32.7 million, $34.9 million and $33.4 million for the years ended August 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $9.2 million, $9.6 million, and $9.5 million for the years ended August 31, 2011, 2010 and 2009, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We include any estimated interest and penalties on tax related matters in income taxes payable, included in other accrued liabilities on the consolidated balance sheets. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely to be realized. Changes in recognition or measurement are recorded in the period in which the change in judgment occurs. We record interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes.

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

LandBank Assets

LandBank, a subsidiary of our E&I segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. We had approximately $51.7 million of such real estate assets recorded in other assets on the accompanying balance sheets at August 31, 2011, as compared to approximately $52.4 million at August 31, 2010.  The decrease of $0.7 million primarily relates to the sale of property. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. We recognize gains and losses on sales of these assets when the sales transaction is complete.

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

Acquisitions

In January 2011, we completed an acquisition for a net purchase price of $23 million that was not material individually to our overall consolidated financial statements and our results of operations. This acquisition was a step-acquisition in which we acquired the other 50% of an equity method investee, which increased our ownership to 100%. We determined the acquisition date fair value of our existing 50% equity interest under the income approach and recorded a gain of $2.4 million in the year ended August 31, 2011, as a result of remeasuring our existing 50% equity interest to fair value.

On March 7, 2011, we acquired 100% of the outstanding common stock of Coastal Planning & Engineering, Inc. (CPE). CPE, based in Boca Raton, Fla., offers a full range of services including coastal modeling, oceanographic measurements, marine biology, geotechnical surveys, hydrographic surveys and marine geology. CPE’s 27-year history of coastal projects includes beach nourishment and island restoration following hurricanes and other erosion, offshore sand inventory and ship maneuvering studies for new and existing ports. The value of this stock purchase transaction includes a cash payment of $15.7 million, contingent consideration of $9.7 million and other purchase price adjustments, for a total purchase price of $25.7 million. As a result of the acquisition, we recognized goodwill of $17.9 million and other intangible assets of $3.9 million. CPE’s results of operations are included in our E&I segment. Acquisition-related costs are expensed as incurred and are included in our selling, general and administrative expenses on our consolidated statements of operations.

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amended its guidance on accounting for VIEs. Adoption of ASU 2009-17 guidance resulted in a change in our accounting policy effective September 1, 2010. Among other things, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE and requires continuous assessments of a VIE’s primary beneficiary. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. We adopted this new accounting guidance effective for us on September 1, 2010, the first day of our current fiscal year and we are applying it prospectively.

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

For information regarding the impact of this change in accounting policy, see Note 8 — Equity Method Investments and Variable Interest Entities.

In January 2010, the FASB issued an ASU related to new disclosures about fair value measurements, ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Part of this standard was effective for us in the first quarter of our 2011 fiscal year and did not have a material impact on our consolidated financial statements.  The additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis will be effective for us beginning with the first quarter of our 2012 fiscal year.  The adoption of the final part of ASU 2010-06 is not expected to have a material impact on our consolidated financial statements.

Effective September 1, 2010, we adopted ASU 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The objective of ASU 2010-20 is for an entity to provide disclosures that facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses. Adoption of ASU 2010-20 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 amends FASB Accounting Standards Codification ™ (ASC) 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain an condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal year 2012. Since we have not classified any such awards as liabilities, the adoption of ASU 2010-13 will not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), related to the way companies test for impairment of goodwill.  Pursuant to ASU 2010-28, goodwill of the reporting unit is not impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount.  In that event, the second step of the impairment test is not required.  However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill.  Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim.  ASU 2010-28 is effective for us in fiscal year 2012.  We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is during fiscal year 2012. Early adoption is permitted, however we have not yet adopted it. We do not expect the adoption of ASU 2010-29 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. ASU 2011-04 primarily changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement and clarifies the FASB’s intent about the application of existing fair value measurement requirements. ASU 2011-04 is effective for fiscal year 2012. Adoption of ASU 2011-04 will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08—Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is effective for fiscal year 2013. Early adoption is permitted, however we have not yet adopted it. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09 Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80) - Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is effective for fiscal year 2012 and must be applied retrospectively for all prior periods presented. We do not expect the adoption of ASU 2011-09 to have a material impact on our consolidated financial statements.

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year presentation.  The prior period financial statements also include certain revisions made during the second quarter of this fiscal year, as discussed in Note 23 – Revision of Prior Period Financial Statements.

Note 2 — Cash, Cash Equivalents and Short-term Investments

Our major types of investments are as follows:

Money market mutual funds – We invest in money market funds that seek to maintain a stable net asset value of $1 per share, while limiting overall exposure to credit, market and liquidity risks.

Certificates of deposit – Certificates of deposit are short-term interest-bearing debt instruments issued by various financial institutions with which we have an established banking relationship.

Foreign government and foreign government guaranteed securities – We invest in foreign government and foreign government guaranteed securities that are publicly traded and valued.

Corporate bonds – We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. Our corporate debt securities are publicly traded debt rated at least A/A2 or better by S&P and/or Moody's, respectively, with maturities up to two years at the time of purchase. Losses in this category are due primarily to market liquidity.

At August 31, 2011, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$653,979	$—	$—	$653,979	$653,979	$—
Money market mutual funds	17,350	—	—	17,350	17,350	—
Certificates of deposit	211,910	—	—	211,910	2,751	209,159
Available-for-sale securities:
Corporate bonds	17,853	40	(116)	17,777	—	17,777
Total	$901,092	$40	$(116)	$901,016	$674,080	$226,936

At August 31, 2010, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$401,277	$—	$—	$401,277	$401,277	$—
Money market mutual funds	509,781	—	—	509,781	509,781	—
Certificates of deposit	325,668	—	—	325,668	1,678	323,990
Available-for-sale securities:
Bond mutual funds	75,236	738	—	75,974	—	75,974
Foreign government and foreign government guaranteed securities	42,570	217	—	42,787	—	42,787
Corporate bonds	109,270	320	(381)	109,209	—	109,209
Total	$1,463,802	$1,275	$(381)	$1,464,696	$912,736	$551,960

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in other income (expense), net. During the fiscal year ending August 31, 2011, the proceeds and realized gains and losses were as follows (in thousands):

Proceeds	$389,837
Realized gains	$1,171
Realized losses	$3,925

There were no transfers of securities between available for sale and trading classifications during the fiscal year ending August 31, 2011.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no material other-than-temporary impairment losses recognized during the fiscal ending August 31, 2011.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at August 31, 2011, were as follows (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate bonds	1,889	(39)
	$1,889	$(39)

At August 31, 2011, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$15,770	$15,715
Due in one to two years	2,083	2,062
	$17,853	$17,777

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At August 31, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$16,358	$—	$16,358	$—
Money market mutual funds	22,363	—	22,363	—
Certificates of deposit	252,627	—	—	252,627
Trading securities:
Stock and bond mutual funds	6,473	272	—	6,473
U.S. government and agency securities	1,806	(82)	—	1,806
Corporate bonds	16,410	(390)	—	16,410
Total	$316,037	$(200)	$38,721	$277,316

At August 31, 2010, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$7,769	$—	$7,769	$—
Money market mutual funds	26,157	—	26,157	—
Certificates of deposit	296,874	—	—	296,874
Trading securities:
Stock and bond mutual funds	6,156	101	—	6,156
U.S. government and agency securities	4,350	(127)	—	4,350
Corporate bonds	13,676	(304)	—	13,676
Total	$354,982	$(330)	$33,926	$321,056

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):

	August 31, 2011	August 31, 2010
Contractually required by projects	$14,696	$6,232
Voluntarily used to secure letters of credit	252,628	296,873
Secure contingent obligations in lieu of letters of credit	20,626	23,353
Assets held in trust and other	28,087	28,524
	$316,037	$354,982

We voluntarily cash collateralize certain letters of credit if the bank fees avoided on those letters of credit exceed the return on other investment opportunities. We are able to access cash we have pledged to secure various letters of credit by replacing them with letters of credit issued under our Credit Facility. See Note 10 – Debt and Revolving Lines of Credit for additional information.

Note 4 — Fair Value Measurements

We follow the authoritative guidance set forth in ASC 820, Fair Value Measurements and Disclosures, for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures in our consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value.

The three levels of inputs that may be used are:

       Level 1: Quoted market prices in active markets for identical assets or liabilities.
       Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
       Level 3: Significant unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At August 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$461,786	$—	$461,786	$—
Stock and bond mutual funds (a)	6,473	6,473	—	—
U.S. government and agency securities	1,806	—	1,806	—
Corporate bonds	34,187	—	34,187	—
Total	$504,252	$6,473	$497,779	$—

Liabilities:
Interest rate swap contract	$27,059	$—	$27,059	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,955	$—	$1,955	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$16	$—	$16	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2010, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$620,864	$—	$620,864	$—
Stock and bond mutual funds	82,130	82,130	—	—
U.S. government and agency securities	4,350	—	4,350	—
Foreign government and foreign government guaranteed securities	42,787	—	42,787	—
Corporate bonds	122,885	—	122,885	—
Total	$873,016	$82,130	$790,886	$—

Liabilities:
Interest rate swap contract	$33,242	$—	$33,242	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$2,669	$—	$2,669	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$174	$—	$174	$—

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

•	Stock and bond mutual funds: Valued at the net asset value of shares held at year end as quoted in the active market. These mutual funds contain no unusual terms or trade restrictions.

We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 10 —Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Effective September 1, 2009, we adopted ASC 820, the fair value measurement guidance for all nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. These assets and liabilities include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. To calculate the fair value of a reporting unit used in our goodwill impairment review, we utilized the guideline public company method (a market approach) and the discounted cash flow method (an income approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under these two methods, which we consider a Level 3 fair value measurement. During the fiscal year ending August 31, 2011, we did not record any fair value adjustments related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis.   See Note 9 – Goodwill and Other Intangible Assets for further discussion.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):
		August 31,
	Location of Gain (Loss) Recognized in Income on Derivatives	2011	2010
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other comprehensive income (loss)	$3.8	$(1.1)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$4.7	$2.8

Note 5 —Accounts Receivable, Concentrations of Credit Risk, and Inventories

Accounts Receivable

Our accounts receivable, including retainage, net, were as follows (in thousands):

	August 31, 2011	August 31, 2010
Trade accounts receivable, net	$732,134	$654,725
Unbilled accounts receivable	23,116	16,184
Retainage	16,992	162,665
Total accounts receivable, including retainage, net	$772,242	$833,574

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2011	2010
Beginning balance, September 1	$21,774	$28,269
Increased provision	7,117	15,668
Write offs	(2,522)	(21,061)
Recovery	(3,886)	(973)
Other	(133)	(129)
Ending balance, August 31	$22,350	$21,774

Included in our trade accounts receivable, net at August 31, 2011, and 2010, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response, and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.

At August 31, 2011, we have approximately $227.1 million included in trade receivables, net, for an AQC project, primarily related to periodic costs and milestone reconciliation invoices. On February 16, 2011, the client presented an assessment challenging $155.5 million of our costs and fee.  We believe the assessment to be substantially without merit.  We have included in our estimates at completion what we believe to be the probable amounts to be ultimately collected. See our discussion of legal proceedings in Note 15 — Contingencies and Commitments and our discussion of unapproved change orders and claims in Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for additional information.  On September 7, 2011, we received payment of $68.0 million against this receivable. The balance remains outstanding.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $64.3 million and $72.1 million at August 31, 2011, and August 31, 2010, respectively. Costs and estimated earnings in excess of  billings on uncompleted contracts include $278.6 million and $309.3 million at August 31, 2011, and August 31, 2010, respectively, related to the U.S. government agencies and related entities.

Additionally, at August 31, 2011 and August 31, 2010, respectively, we had approximately $227.1 million and $74.8 million in trade receivables, net, as well as retention at August 31, 2010, of $110.0 million, related to one client.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the FIFO or weighted-average cost methods. Cost includes material, labor, and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	August 31,
	2011			2010
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw materials	$16,040	$118,516	$134,556	$15,497	$92,329	$107,826
Work in process	2,878	25,483	28,361	2,030	28,472	30,502
Finished goods	82,127	—	82,127	90,563	—	90,563
	$101,045	$143,999	$245,044	$108,090	$120,801	$228,891

Note 6 — Property and Equipment:

Property and equipment consisted of the following (in thousands):

	August 31,
	2011	2010
Transportation equipment	$14,778	$10,899
Furniture, fixtures, and software	172,030	162,446
Machinery and equipment	293,896	263,759
Buildings and improvements	241,896	233,353
Assets acquired under capital leases	2,756	3,612
Land	14,769	14,269
Construction in progress	122,988	89,401
	863,113	777,739
Less: accumulated depreciation	(347,302)	(293,098)
Property and equipment, net	$515,811	$484,641

Assets acquired under capital leases, net of accumulated depreciation, were $1.3 million and $1.6 million at August 31, 2011, and 2010, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Depreciation and amortization expense of $73.9 million, $59.8 million, and $52.3 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively, is included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

At August 31, 2011 and 2010, construction in progress consisted primarily of deposits on heavy equipment to be used on some of our power projects.

Note 7 —Investment in Westinghouse and Related Agreements

Investment in Westinghouse

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. and subsidiaries (the Acquisition Companies) acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse) from British Nuclear Fuels plc (BNFL).  Westinghouse was owned and capitalized to a total of $5.4 billion, 77% provided by Toshiba, 20% by us (through our wholly-owned special purpose subsidiary Nuclear Energy Holdings LLC (NEH)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment (Westinghouse Equity) and the related agreements, including related acquisition costs, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese private placement market by issuing, at a discount, JPY 128.98 billion (equivalent to approximately $1.08 billion) face amount of limited recourse bonds (the Westinghouse Bonds).

Put Option Agreement

In connection and concurrent with the acquisition of our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements (Put Options) that provide us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for approximately 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY. Under its terms, the Put Options are exercisable through February 28, 2013, but covenants under the Westinghouse Bonds require us to exercise the Put Option on the date that is 160 days prior to March 15, 2013 (or October 6, 2012)  if, by such date, the Westinghouse Bonds have not been repaid. The Put Options provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Options, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Options may only be exercised once, and any proceeds received from the Put Options must be used to repay the Westinghouse Bonds.

Since the Put Options exercise price are JPY-denominated, we will receive a fixed amount of JPY (approximately 124.7 billion JPY if we choose to put 100% of our ownership in Westinghouse to Toshiba) upon the exercise of the Put Options. The Put Options, along with the Principal LC (defined below), substantially mitigates the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Options for repayment of the Westinghouse Bonds.

If we do not exercise the Put Options, we will not have the proceeds from the sale of the shares to Toshiba, and we will be obligated to repay the Westinghouse Bonds and pay a third party consultant approximately $3.3 million.

Under generally accepted accounting principles, the Put Options are not considered free-standing financial instruments or derivative instruments, and therefore, have not been separated from our equity investment in Westinghouse. The Put Options are JPY-denominated and do not require or permit net settlement. Therefore, neither the Put Options nor the foreign currency component meet the definition of a derivative instrument under ASC 815 and therefore are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option).

On September 6, 2011, NEH announced its intent to seek consent of the trustee, acting on behalf of the holders of the Westinghouse Bonds, to exercise the Put Options prior to the automatic put date. Should the trustee not provide NEH with its consent, the Put Options will likely be exercised on October 6, 2012.

Commercial Relationship Agreement

In connection and concurrent with the acquisition of our investment in Westinghouse, we executed a commercial relationship agreement (Westinghouse CRA) that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the Westinghouse CRA is six years and contains renewal provisions. If by exercising the Put Options, we put more than 5% of the Westinghouse shares to Toshiba, the Westinghouse CRA is terminated. We would continue to retain our rights under the Westinghouse CRA for projects for which Westinghouse and Shaw have  submitted a binding offer prior to its termination. We concluded that, for accounting purposes, no value should be allocated to the Westinghouse CRA and that it should not be recognized as a separate asset.

Shareholder Agreement and Dividend Policy

On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages no less than 65%, but not to exceed 100%, of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed. The intent of this policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24.0 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Options or the sale of our Westinghouse Investment, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. NEH has received dividends totaling approximately $97.8 million to date. Dividends received are accounted for as a reduction of NEH’s investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse dividends are not recorded in our financial statements until declared by Westinghouse. At August 31, 2011, the dividend shortfall totaled approximately $10.2 million.

Westinghouse Bonds

The proceeds from the issuance of the Westinghouse Bonds was approximately $1.0 billion, net of original issue discount. The Westinghouse Bonds  are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its Westinghouse Equity, the Put Options, a letter of credit for approximately $55.8 million at August 31, 2011, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for $77.9 million at August 31, 2011, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). The Interest LC will automatically renew in declining amounts equal to the interest remaining to be paid over the life of the Westinghouse Bonds, or until we exercise the Put Option, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche, and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 10 —Debt and Revolving Lines of Credit for additional discussion of the accounting for these contracts.) Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

Note 8 — Equity Method Investments and Variable Interest Entities

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

If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and whether we need to consolidate the entity. ASC 810-10, as amended by ASU 2009-17, now requires companies to utilize a qualitative approach to determine if it is the primary beneficiary of a VIE. A company is deemed to be the primary beneficiary and must consolidate its partnerships and joint ventures if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and whether we are the primary beneficiary and must consolidate the entity. Additionally, we consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. Upon the occurrence of certain events outlined in ASC 810-10, we reassess our initial determination of whether the entity is a VIE and whether consolidation is required. If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations.

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

ASC 810-10, as amended, now requires that we continuously assess whether we are the primary beneficiary of our VIEs. Prior to the amendment, reassessment of whether we were the primary beneficiary was required only upon the occurrence of certain events. Accordingly, we analyzed all of our VIEs at August 31, 2011, and classified them into two groups:

•	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary; and

•	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	August 31,
	2011	2010
Cash and cash equivalents	$78,577	$82,317
Net accounts receivable	7,537	28,316
Other current assets	174,584	164,287
Non-current assets	50,038	37,131
Total assets	$310,736	$312,051

Accounts and subcontractors payable	$91,293	$85,487
Billings in excess of costs and accrued earnings	27,831	21,446
Accrued expenses and other	97,102	88,542
Total liabilities	$216,226	$195,475

Total revenues of the consolidated ventures were $695.1 million for the twelve months ended August 31, 2011, respectively, as compared to $788.1 million for the twelve months ended August 31, 2010, respectively.

For the twelve months ended August 31, 2011 and 2010, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

The following is a summary of our significant consolidated VIE at August 31, 2011:

•
In November 1993, Shaw-Nass Middle East, W.L.L. (Shaw-Nass) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We acquired a 49% equity interest in the joint venture, and have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. This entity which is included in our Fabrication & Manufacturing (F&M) segment had total assets of approximately $23.1 million and total liabilities of $4.8 million at August 31, 2011. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest of $9.2 million at August 31, 2011.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under GAAP, use of the equity method is appropriate in circumstances in which an investor has the ability to exercise significant influence over the operating and financial policies of an investee. GAAP presumes significant influence exists as a result of holding an investment of 20% or more in the voting stock of an investee, absent predominant evidence to the contrary. Management must exercise its judgment in determining whether a minority holder has the ability to exercise significant influence over the operating and financial policies of an investee. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures in two line items, Income from 20% Investment in Westinghouse, net of income taxes and earnings (losses) from other unconsolidated entities, in our consolidated statements of operations.

Investment in Westinghouse

Our most significant investment accounted for under the equity method is our wholly-owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest in Westinghouse. Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the Owner Board), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at August 31, 2011.

In the event we conclude we can no longer account for this investment under the equity method, our Investment in Westinghouse would be treated as a cost method investment with the initial basis being our previous carrying amount of the investment under the equity method of accounting offset by our share of Westinghouse’s accumulated other comprehensive income (loss) then recorded in our accumulated other comprehensive income (loss). Under the cost method of accounting, we would no longer include our proportionate share of Westinghouse’s earnings in our statements of operations. Dividends relating to Westinghouse’s earnings from the date we are under the cost method would be reflected as earnings in our statement of operations. Dividends received in excess of our share of those earnings would result in a reduction of the carrying amount of the investment.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. We record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, our fiscal 2011, 2010, and 2009 equity in earnings include Westinghouse’s operations for the periods July 1st,  through June 30th for the years 2011, 2010 and 2009.

Summarized unaudited financial information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

Balance Sheets	June 30, 2011	June 30, 2010
Current assets	$2,862,722	$2,588,236
Noncurrent assets	6,296,288	6,150,264
Current liabilities	2,404,446	2,460,723
Noncurrent liabilities	1,365,108	1,146,392
Noncontrolling interest	160,392	133,187

Statements of Operations	July 1, 2010 to June 30, 2011	July 1, 2009 to June 30, 2010	July 1, 2008 to June 30, 2009
Revenues	$4,746,885	$4,202,881	$3,525,889
Gross profit	992,435	894,677	743,996
Income from continuing operations before income taxes	282,231	145,070	108,930
Net income attributable to shareholders	170,501	78,257	57,441

For all other jointly owned operations that are accounted for using the equity method of accounting, aggregated summarized financial information before applying our ownership interest is as follows (in thousands):

	August 31,
Balance Sheets	2011	2010
Current assets	$60,180	$31,818
Noncurrent assets	11,815	10,849
Current liabilities	38,129	15,715
Noncurrent liabilities	5,042	8,132

	For the Year Ended August 31,
Statements of Operations	2011	2010	2009
Revenues	$157,164	$62,939	$116,868
Gross profit	23,731	6,078	21,600
Income (loss) from continuing operations before income taxes	20,723	(20)	(696)
Net income (loss)	20,281	(11)	(1,147)

The following is a summary of our significant other unconsolidated VIE at August 31, 2011:

•
In April 2003, our subsidiary, Badger Technologies Holdings L.L.C. (Badger) contributed the right to license certain technology to acquire a 50% equity interest in a joint venture, Badger Licensing. Creditors of Badger Licensing, which are currently limited to vendors and suppliers, do not have recourse to our general credit. This entity had total assets and liabilities of approximately $24.8 million and $5.7 million at August 31, 2011, respectively and is included in our E&C segment. Our exposure to losses is limited to the lesser of our equity interest of approximately $9.5 million at August 31, 2011 and our funding commitment of up to $10.0 million for any third-party claim that Badger does not have the surplus cash to cover, as well as certain costs incurred on behalf of the joint venture’s operations we have agreed to absorb. Until April 1, 2010, we agreed to absorb approximately $3.6 million annually of the joint venture’s costs.  After April 1, 2010, these costs began to be absorbed by both members and shared equally as of January 1, 2011.

Our investments in and advances to unconsolidated entities, joint ventures, and limited partnerships and our overall percentage ownership of these ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership	August 31,
	Percentage	2011	2010
Investment in Westinghouse	20%	$999,035	$967,916
Other	23% - 50%	14,768	11,656
Total investments in and advances to unconsolidated entities, joint ventures, and limited partnerships		$1,013,803	$979,572

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows (in thousands):

	For the Year Ended August 31,
	2011	2010	2009
Investment in Westinghouse, net of income taxes of $13,185, $8,666, and $2,249, respectively	$20,915	$6,986	$9,240
Other unconsolidated entities, net of income taxes of $2,542, $406, and $1,118, respectively	5,354	91	1,779
Total earnings (losses) from unconsolidated entities, net income of taxes	$26,269	$7,077	$11,019

In December 2009, we purchased a loan from a third party for $19.9 million that was due from a VIE accounted for under the equity method. The purchase of the loan resulted in an additional variable interest in the entity and we consolidated the entity effective December 2009.

Related Party Transactions

The following table summarizes related party transactions with unconsolidated entities included in our consolidated financial statements for the fiscal years ending August 31, 2011, 2010, and 2009 and at August 31, 2011, and 2010 (in thousands):
	For the Year Ended August 31,
	2011	2010	2009
Revenue from unconsolidated entities	$19,826	$7,651	$4,528

	August 31,
	2011	2010
Accounts and other receivables from unconsolidated entities	$5,190	$4,265
Advances to unconsolidated entities	$15	$9

Note 9 — Goodwill and Other Intangibles

Goodwill

The following table reflects the changes in the carrying value of goodwill by segment for fiscal years 2011 and 2010 (in thousands):
	Power	Plant Services	E&I	E&C	F&M	Total

Balance at September 1, 2009	$139,177	$42,027	$189,808	$112,575	$17,718	$501,305
Currency translation adjustment	—	—	—	(566)	(1,244)	(1,810)
Balance at August 31, 2010	$139,177	$42,027	$189,808	$112,009	$16,474	$499,495
Acquisitions	—	—	17,876	26,467	—	44,343
Currency translation adjustment	—	—	178	623	1,151	1,952
Balance at August 31, 2011	$139,177	$42,027	$207,862	$139,099	$17,625	$545,790

The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.  We had tax-deductible goodwill of approximately $65.8 million and $77.1 million at August 31, 2011, and August 31, 2010, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Goodwill Impairment Review

We performed our annual goodwill impairment review on March 1, 2011. Our review did not indicate an impairment of goodwill for any of our reporting units. The excess of the fair value of our reporting units over their respective carrying values for five of our reporting units exceeded 10%. Our E&C reporting unit, whose fair value did not exceed its carrying value by more than 10%, has approximately $139.1 million of goodwill allocated to it.

In our goodwill impairment review, we used the same methodology as in 2010 and estimated the fair value for our reporting units by averaging the results obtained from an income approach and a market approach. The income approach uses a reporting unit’s projection of estimated operating results and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions. To arrive at our cash flow projections, we use current estimates of economic and market information over a projection period of five years, including revenue growth rates, costs, estimates of future operating margins and working capital requirements. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The discount rates used in the discounted cash flow models ranged from 12.7% to 19.6%. The terminal value was calculated by using a terminal value capitalization rate of 2.8%.

We use the guideline public company method as our market approach. This method relies on valuation multiples derived from stock prices, financial results and enterprise values from the trailing twelve months or the next twelve months of publicly traded companies that are comparable to the subject reporting unit. The derived valuation multiples are then applied to the reporting unit’s earnings before interest expense, taxes, depreciation, and amortization (EBITDA) and earnings before interest expense and income taxes (EBIT) to develop an estimate of the fair value of the subject reporting unit. The earnings multiples used in our goodwill impairment review ranged between 7.0 times and 11.3 times. In addition, the guideline public company method uses a control premium to arrive at the fair value of operations. In our goodwill impairment models, we used a 20% control premium for all of our reporting units.

Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. For example, if the forecasted EBITDA and EBIT used in our models for our E&C reporting unit were to decline by 10%, the calculated fair value would be less than the carrying value requiring us to perform a second step in the goodwill impairment process. Changes in the assumptions used in our goodwill impairment testing could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending or a decline in the demand for our services due to changing economic conditions. Further, given the nature of our business, and in particular the reduced backlog of unfilled orders in our E&C segment, if we are unable to win or renew contracts, unable to estimate and control our contract costs, fail to adequately perform to our clients’ expectations, fail to procure third-party subcontractors, heavy equipment and materials or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired. If our goodwill were impaired, we would be required to record a non-cash charge that could have a material adverse effect on our consolidated financial statements.  However, any potential non-cash charge would not have any adverse effect on the covenant calculations required under our Facility or our overall compliance with the covenants of our Facility.
Other Intangible Assets

At August 31, 2011 and 2010, amortizable intangible assets included in other assets (other than contract (asset) adjustments discussed below) consisted of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal year 2000 and certain petrochemical process technologies, patents, and tradenames acquired in the Badger Technologies acquisition in fiscal year 2003 (both of which are being amortized over fifteen years) as well as patents and client relationships acquired in the IT Group acquisition in fiscal year 2002 (both of which are being amortized over ten years).  At August 31, 2011, amortizable intangible assets also consisted of client relationships (amortized over a seven-year period) and non-compete agreements (amortized over a three-year period) acquired in the CPE acquisition in fiscal year 2011.

We amortize all of these intangible assets using the straight line method. Amortization expense included in cost of revenues was $3.2 million, $3.0 million and $3.2 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
August 31, 2009 balance	$43,954	$(23,534)	$2,016	$(1,479)
Adjustments		59		—
Amortization	—	(2,775)	—	(201)
August 31, 2010 balance	$43,954	$(26,250)	$2,016	$(1,680)
Effects of deconsolidation of VIE	(2,957)	1,162	—	—
Acquisitions	949	—	2,990	—
Currency translation adjustments	11	—	10	—
Amortization	—	(2,647)	—	(416)
August 31, 2011 balance	$41,957	$(27,735)	$5,016	$(2,096)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies, Patents, and Tradenames	Client Relationships
2012	$100	$—
2013	2,802	563
2014	2,797	429
2015	2,714	429
2016	2,635	429
Thereafter	3,174	1,070
Total	$14,222	$2,920

Note 10 — Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	August 31, 2011		August 31, 2010
	Short-term	Long-term	Short-term	Long-term
Notes payable on purchases of equipment; 0% interest; payments discounted at imputed rate of 5.9% interest; matured April 2011	$—	$—	$4,079	$—
Capital lease obligations	349	630	400	979
Subtotal	349	630	4,479	979
Westinghouse Bonds (see description below)	1,679,836	—	1,520,674	—
Total	$1,680,185	$630	$1,525,153	$979

Annual scheduled maturities of debt and minimum lease payments under capital lease obligations during each year ending August 31 are as follows (in thousands):

	Capital Lease Obligations	Debt
2012	$399	$—
2013	398	1,679,836
2014	266	—
2015	—	—
2016	—	—
Thereafter	—	—
Subtotal	1,063	1,679,836
Less: amount representing interest	(84)	—
Total	$979	$1,679,836

Westinghouse Bonds

On October 13, 2006, NEH, our wholly-owned, special purpose subsidiary, issued JPY 128.98 billion (equivalent to approximately $1.1 billion) principal amount limited recourse bonds, maturing March 15, 2013, at a discount receiving approximately $1.0 billion in proceeds, excluding offering costs. NEH used the proceeds of these bonds to purchase the Westinghouse Equity for approximately $1.1 billion. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed, and are collateralized primarily by the Westinghouse Equity, the JPY-denominated Put Option between NEH and Toshiba and the Principal Letter of credit, which cover interest owed to bond holders and the possible 3.3% principal exposure.

The Put Option Agreements, executed as part of the Investment in Westinghouse transaction, provide NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. On September 6, 2011, NEH announced that it intends to exercise its put options to sell the Westinghouse Equity to Toshiba. The exercise of the Japanese yen-denominated put options prior to October 2012 requires the consent of the trustee acting on behalf of the bond holders of the yen-denominated bonds.  If the necessary consents are obtained, NEH formally will notify Toshiba in accordance with the terms of the put options, and the Westinghouse Equity will transfer 90 days thereafter. The funds received must be applied toward the redemption of the bonds on the next scheduled interest payment date. Under the terms of the put option agreements, if consent to redeem the bonds early is not granted, the put options will be exercised automatically on October 6, 2012, for cash settlement on January 4, 2013. Proceeds from the sale would be used to repay the bonds in full on their scheduled maturity date of March 15, 2013.

The put options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $55.4 million at August 31, 2011. We may recognize a non-operating gain once the put options are settled resulting principally from foreign exchange movements. At August 31, 2011 exchange rates and assuming early exchange, the gain would have been approximately $541.0 million pre-tax. The actual gain or loss will be determined at settlement. We can provide no assurance that the put option will be exercise prior to October 6, 2012.

As previously disclosed, the Westinghouse bond holders have the ability to cause us to put our Westinghouse Equity back to Toshiba as a result of the occurrence of a “Toshiba Event” as defined under the Bond Trust Deed. Should the bondholders exercise this right, the put may occur prior to October 6, 2012.

The Toshiba Event is not an event of default or other violation of the Bond Trust Deed or the Put Option Agreements, but due to the Toshiba Event, the Westinghouse Bond holders have an opportunity to direct us to exercise the Put Option, through which we would receive the pre-determined JPY-denominated put price and use those proceeds to pay off the JPY-denominated Westinghouse Bond debt.  To do so, a ‘supermajority’ of the Westinghouse bond holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct us to exercise the Put Option. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to direct the exercise.  Alternatively, a written resolution signed by the Westinghouse Bond holders representing no less than 75% of the Westinghouse Bond principal amount outstanding and instructing the bond trustee to direct us to exercise the Put Option shall have the same effect (collectively, an Extraordinary Resolution).

In the event we exercise the Put Option at the direction of the Westinghouse Bond holders following a Toshiba Event, Toshiba is required to pay us approximately JPY 128.98 billion (equal to 100% of the face value of the Westinghouse Bonds currently outstanding). Because any proceeds from the repurchase of the Westinghouse Equity must be used to repay the Westinghouse Bonds, the Westinghouse Bond holders’ decision to issue an Extraordinary Resolution may be significantly influenced by Toshiba’s financial condition as well as conditions in the general credit markets.

The exchange rate of the JPY to the USD at August 31, 2011, and August 31, 2010, was 76.8 and 84.8, respectively.

The Westinghouse Bonds consisted of the following (in thousands):

	August 31, 2011	August 31, 2010
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.33% at August 31, 2011)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	599,836	440,674
Total Westinghouse debt	$1,679,836	$1,520,674

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At August 31, 2011 and 2010, the fair value of the swap totaled approximately $27.1 million and $33.2 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the fiscal year ended August 31, 2011.

Credit Facility

On September 24, 2009, we entered into the amended and restated credit agreement with a group of lenders that provided new and extended lender commitments under the restated credit agreement of $1,214.0 million, decreasing over time to $1,000.0 million, all of which was then available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes.

On June 15, 2011, we entered into an unsecured second amended and restated credit agreement (Facility) with a group of lenders that effectively terminated the September 2009 agreement. The new Facility provides lender commitments up to $1,450.0 million, all of which may be available for the issuance of performance letters of credit. The Facility has a sublimit of $1,250.0 million that may be available for the issuance of financial letters of credit and /or borrowings for working capital needs and general corporate purposes.

At August 31, 2011, the maximum amount of the Facility available for financial letters of credit and/or revolving credit loans was limited to the lesser of: (1) $1,322.3 million as of August 31, 2011, representing the total Facility commitment ($1,450.0 million as of August 31, 2011) less outstanding performance letters of credit ($127.7 million as of August 31, 2011); (2) the Facility sublimit of $1,250.0 million; or (3) the maximum amount allowed under the leverage ratio covenant contained in the Facility, which at August 31, 2011 was $282.5 million.

Under the Facility, all collateral securing the previous agreement was released and the expiration of commitments was extended through June 15, 2016. The Facility continues to require guarantees by the Company’s material wholly-owned domestic subsidiaries. The Facility allows the Company to seek new or increased lender commitments under it subject to the consent of the Administrative Agent and/or seek other unsecured supplemental credit facilities of up to an aggregate of $500.0 million, all of which would be available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Additionally, the Company may pledge up to $300.0 million of its unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The Facility contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by the Company.

The Facility contains customary financial covenants and other restrictions including an interest coverage ratio and a leverage ratio, and (i) maintains or resets maximum allowable amounts certain threshold triggers and certain additional exceptions with respect to the dividend, stock repurchases, investment, indebtedness, lien, asset sale, letter of credit and acquisitions and (ii) additional covenants, thus providing the Company with continued financial flexibility in business decisions and strategies. The Facility contains defaulting lender provisions.

The Facility limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. The Facility permits us to make stock repurchases or dividend payments of up to $500.0 million so long as, after giving effect to such purchases or payments, our unrestricted cash and cash equivalents is at least $500.0 million. We are limited to aggregate dividend payments and/or stock repurchases during the life of the Restated Credit Agreement up to $500.0 million.  In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $50.0 million per fiscal year. The payment of cash dividends is restricted if an event of default has occurred and is continuing under the Restated Credit Agreement. The $500.0 million stock repurchase program completed by the Company in May 2011 was accomplished under the provisions of the previous agreement and therefore does not reduce any availability under the current Restated Credit Agreement to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock.

The total amount of fees associated with letters of credit issued under the Facility were approximately $8.2 million, $12.4 million, and $12.5 million for fiscal year 2011, 2010, and 2009, respectively, which includes commitment fees associated with unused credit line availability of approximately $3.5 million, $3.5 million, and $1.1 million, respectively.

For the years ended August 31, 2011, 2010, and 2009, we recognized $5.2 million, $4.6 million, and $3.0 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility. At August 31, 2011, and 2010, unamortized deferred financing fees related to our Facility were approximately $11.8 million and $10.3 million, respectively.

At August 31, 2011, we were in compliance with the financial covenants contained in the Facility.

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At August 31, 2011, Shaw-Nass had approximately $0.1 million in borrowings under its revolving line of credit and approximately $0.2 million in outstanding bank guarantees under the Bahrain facility. The interest rate applicable to any borrowings is a variable rate (1.20% at August 31, 2011) plus 3.00% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have uncommitted, unsecured standby letter of credit facilities with banks outside of our Restated Credit Facility. Fees under these facilities are paid quarterly. At August 31, 2011 and 2010, there were $1.9 million and $22.6 million of letters of credit outstanding under these facilities, respectively.

Note 11 — Income Taxes

Intraperiod Allocation of Income Taxes:

	For the Fiscal Year Ended August 31,
(In thousands)	2011	2010	2009
Provision (benefit) for income taxes	$(106,765)	$37,987	$10,660
Income from 20% investment in Westinghouse	13,185	8,666	2,247
Earnings (losses) from unconsolidated entities	2,542	406	1,119
Total income tax from continuing operations	(91,038)	47,059	14,026
Shareholders’ equity:
Compensation expense for tax purposes less than (in excess of) amounts recognized for financial reporting	(2,834)	(1,014)	1,389
Pension liability	2,388	(2,258)	(6,422)
Other comprehensive income of investment in Westinghouse	9,749	(7,411)	(50,744)
Marketable securities	(373)	348	—
Derivative instrument	2,380	(729)	(8,711)
Total income taxes	$(79,728)	$35,995	$(50,462)

Income tax attributable to income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities:

	For the Fiscal Year Ended August 31,
(In thousands)	2011	2010	2009
Current:
U.S. federal	$(82,156)	$45,827	$68,606
State and local	6,886	71	17,980
Foreign	3,341	6,596	6,009
Total current tax provision	(71,929)	52,494	92,595
Deferred:
U.S. federal	(32,406)	(17,269)	(66,592)
State and local	(6,077)	(6,428)	(17,834)
Foreign	3,647	9,190	2,491
Total deferred tax provision	(34,836)	(14,507)	(81,935)
Total provision for income taxes	$(106,765)	$37,987	$10,660

Other accrued liabilities include $6.0 million and $16.7 million at August 31, 2011 and 2010, respectively, of current income taxes payable, including amounts due for foreign and state income taxes. Prepaid expenses and other current assets include $81.5 million of income taxes refundable, including the benefit of current year net operating losses in the US which will be carried back to reduce US taxable income reported in fiscal year 2009.

Income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities (pre-tax income):

	For the Fiscal Year Ended August 31,
(In thousands)	2011	2010	2009
Domestic	$(314,494)	$61,420	$(8,852)
Foreign	13,575	69,673	38,043
Income (loss) before income taxes, minority interest, and earnings (losses) from unconsolidated entities	$(300,919)	$131,093	$29,191

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on pretax income (loss) is as follows:

	For the Fiscal Year Ended August 31,
	2011	2010	2009
U.S. Federal statutory tax rate	35%	35%	35%
State taxes, net of federal income tax benefit	3%	—	—
Foreign tax differential	—	(2)%	(6)%
Work Opportunity Tax Credit	—	—	(4)%
Foreign tax credits	—	(1)%	(9)%
Section 199 — Domestic Manufacturer Deduction	—	(1)%	(9)%
Valuation allowance	(2)%	2%	(2)%
Noncontrolling interests	1%	(4)%	(18)%
Research and experimentation credit claims	—	(6)%	—
Compensation and stock options	(1)%	2%	13%
Uncertain tax positions	2%	5%	25%
Nondeductible expenses	(2)%	4%	14%
Rate changes	(2)%	(1)%	—
Other, net	2%	(4)%	(2)%
	36%	29%	37%

The Company’s effective tax rate on income before taxes excluding noncontrolling interests for the years ended August 31, 2011, 2010 and 2009 was 35%, 34% and 75% respectively.

Deferred Taxes

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts:

(In thousands)	2011	2010
Deferred tax assets:
Receivables	$8,765	$8,303
Net operating loss and tax credit carryforwards	62,073	53,028
Other expenses not currently deductible	55,683	35,547

Foreign currency	225,390	168,097
Derivative instrument	10,418	12,931
Deferred financing costs	4,105	7,545
Equity in other comprehensive income of Westinghouse	31,723	41,903
Compensation related expenses	42,356	55,305
Total gross deferred tax assets	440,513	382,659
Less valuation allowance	(32,361)	(27,398)
Net deferred tax assets	408,152	355,261
Deferred tax liabilities:
Goodwill and other intangibles	(43,442)	(52,281)
Property, plant and equipment	(39,091)	(26,551)

Investments in affiliates	(20,098)	(1,565)
Employee benefits and other expenses	(828)	(1,538)
Total gross deferred tax liabilities	(103,459)	(81,935)
Net deferred tax assets	$304,693	$273,326

Unremitted Earnings

We have not recognized a deferred tax liability of approximately $62.0 million for the undistributed earnings of our foreign operations that arose in 2011 and prior years as we consider these earnings to be indefinitely invested. As of August 31, 2011, the undistributed earnings of these subsidiaries were approximately $162.0 million. A deferred tax liability will be recognized when we can no longer demonstrate that we plan to permanently reinvest the undistributed earnings.

Losses and Valuation Allowances

The valuation allowance for deferred tax assets at August 31, 2011 and 2010 was $ 32.4 million and $27.4 million, respectively. These valuation allowances were related to foreign and state net operating loss carryforwards. The net change in the total valuation allowance for each of the years ended August 31, 2011, 2010, and 2009 was an increase of $5.0 million, $5.4 million and $9.1 million, respectively. During fiscal 2010, a valuation allowance was established for certain state net operating losses which, if realizable, would reduce future state taxes payable totaling $5.6 million while valuation allowances totaling $1.7 million associated with certain state net operating losses were released. Additionally, the valuation allowance increased $1.5 million as a result of a tax rate change. During fiscal 2011, a valuation allowance was established for certain additional state net operating losses which, if realizable, would reduce future state taxes payable totaling $8.5 million while valuation allowances totaling $1.7 million were released. Additionally, the valuation allowance decreased $2.4 million as a result of a tax rate change.

At August 31, 2011, we have U.S. federal net operating loss carryforwards totaling $22.4 million that are limited to use at $2.0 million a year against future federal taxable income and expires through 2022. Additionally, we have $32.4 million of foreign net operating losses and $9.4 million of foreign capital losses available for carryforward with varying expiration dates. A full valuation allowance has been established for the capital losses. There are also state net operating losses available for carryforward which would reduce future state taxes payable by up to $40.0 million of which we currently believe that $12.3 million will be utilized. A valuation allowance has been established for the difference.

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

Uncertain Tax Positions

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. Unrecognized tax benefits are included in the consolidated balance sheets as other liabilities, except to the extent payment is expected within one year. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. A reconciliation of unrecognized tax benefits, interest and penalties is as follows:
(In thousands)	Unrecognized Tax Benefits
Balance at August 31, 2008	$30,126
Increase in Tax Positions – prior years	25,406
Increase in Tax Positions – current year	732
Settlements	(9,902)
Increase in Interest — net of tax benefit	3,910
Increase in Penalties	1,915
Currency Translation Adjustment	(47)
Balance at August 31, 2009	$52,140
Increase (decrease) in Tax Positions — prior years	(3,976)
Increase in Tax Positions — current year	443
Settlements	(1,924)
Increase in Interest — net of tax benefit	508
Increase in Penalties	5
Currency Translation Adjustment	79
Balance at August 31, 2010	$47,275
Increase in Tax Positions — prior years	7,632
Increase in Tax Positions — current year	229
Settlements	(19,663)
Increase in Interest — net of tax benefit	304
Increase (decrease) in Penalties	(169)
Currency Translation Adjustment	187
Balance at August 31, 2011	$35,795

The portion of the balance at August 31, 2011 and 2010, that would affect our effective tax rate was $29.2 million and $42.2 million, respectively. Interest, net of tax benefit, and penalties included in the balance at August 31, 2011 and 2010, was $4.1 million and $4.6 million. The remaining difference represents the amount of unrecognized tax benefits for which the ultimate tax consequence is certain, but for which there is uncertainty about the timing of the tax consequence recognition. Because of the impact of deferred tax accounting, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

We file income tax returns in numerous tax jurisdictions, including the U.S., most U.S. states and certain non-U.S. jurisdictions including jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. With few exceptions, we are no longer subject to U.S. state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2004 and US Federal examinations for years before fiscal 2009. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different than the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.

During fiscal year 2011, we effectively settled fiscal years 2004 through 2008 through the IRS administrative appeals process.  Our tax returns for fiscal years 2009 and 2010 are now being audited by the Internal Revenue Service (IRS).  We received notification from the IRS that our application for admittance into the Compliance Assurance Process (CAP) was accepted and begins in fiscal year 2012.  Under CAP, the IRS works with large business taxpayers on a contemporaneous, real-time basis to resolve issues prior to the filing of tax returns which allows participants to remain current with IRS examinations.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits up to $23 million as a result of the expiration of statutes of limitations and settlements with taxing authorities.

Note 12 — Capital Stock and Share Repurchase Program

We are authorized to issue an aggregate of two hundred twenty million (220,000,000) shares, of which two hundred million (200,000,000) shares shall be common stock, no par value (Common Stock), and twenty million (20,000,000) shares shall be preferred stock, no par value (Preferred Stock). Each outstanding share of Common Stock entitles its holder to one vote on each matter properly submitted to our shareholders for their vote, waiver, release, or other action. There are no preemptive rights with respect to any class of stock.

Preferred Stock:  Our Board of Directors is authorized to issue Preferred Stock from time to time in one or more series and with such rights, privileges, and preferences as the Board of Directors shall from time to time determine. We have not  issued any shares of preferred stock.

Common Stock:  At August 31, 2011 and 2010, we had 91,711,102 and 90,669,011 shares issued and 71,306,382 and 84,913,062 shares outstanding, respectively.

Treasury Stock:  Treasury stock is recorded at cost. At August 31, 2011 and 2010, we had 20,404,720 and 5,755,949 shares classified as Treasury Stock at a cost of $639.7 million and $117.5 million, respectively.  For the fiscal years ended August 31, 2011 and 2010, the repurchases of shares were as follows (cost in thousands):

Year Ended August 31, 2011	No. of Shares	Weighted- Average Per Share Cost (1)	Total Cost (2)
Board authorized $500 million repurchase plan in December 2010	13,688,354	$36.51	$500,000
Board authorized $500 million repurchase plan in June 2011	945,100	$23.01	$21,768
Shared exchanged for taxes on stock-based compensation	15,317	$31.55	$483
Total repurchases	14,648,771		$522,251

Year Ended August 31, 2010	No. of Shares	Weighted- Average Per Share Cost (1)	Total Cost (2)
Shares exchanged for taxes on stock-based compensation	46,700	$28.68	$1,340

(1) Excluding commissions
(2) Including commissions

The repurchased shares are being held in treasury and are available for reissuance.

We currently have an open authorization to repurchase up to $478.2 million in shares, subject to limitations contained in the Facility.  See Note 10 – Debt and Revolving Lines of Credit for additional information on our Facility.

Note 13 — Share-Based Compensation

Share-Based Compensation Plans

We maintain the following share-based compensation plans to provide equity incentive award opportunities to our directors, officers, and key employees. These plans are administered by the Compensation Committee of the Board of Directors, which approves participant eligibility, the number of shares awarded and the terms, conditions, and other provisions of each award:

Plan	Authorized Shares	Types of Equity Instrument Authorized
1993 Employee Stock Option Plan (1993 Plan)	3,844,000	Qualified and non-qualified stock options and restricted stock awards
1996 Non-Employee Director Stock Option Plan (1996 Plan)	300,000	Non-qualified stock options
Stone & Webster Acquisition Stock Option Plan (Stone & Webster Plan)	1,070,000	Non-qualified stock options
2001 Employee Incentive Compensation Plan (2001 Plan)	9,500,000	Qualified and non-qualified stock options, stock appreciation rights, performance shares, and restricted stock awards
2005 Non-Employee Director Stock Incentive Plan (Directors’ Plan)	300,000	Non-qualified stock options and phantom stock awards
2008 Omnibus Incentive Plan	4,500,000	Non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards

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

Shares available for future stock option and restricted stock based awards to employees, officers and directors under the existing plans were 2,023,529 and 1,192,304 at August 31, 2011, and August 31, 2010, respectively.

Stock Options

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards with the following weighted-average grant date assumptions for the indicated periods:

	For the Year Ended August 31,
	2011	2010	2009
Expected volatility	52.8%	57.5%	64.0%
Risk-free interest rate	1.3%	2.6%	3.0%
Expected term of options (in years)	5.5	4.9	4.9
Grant date fair value	$14.42	$13.75	$9.96

These assumptions are based on multiple factors, including future and historical employment and post-employment option exercise patterns for certain relatively homogeneous participants and their impact on expected terms of the options and the implied volatility of our stock price. We had no dividends on our common stock for the years presented so the assumed dividend yield used to calculate the grant date fair value was zero. Stock option awards generally vest annually on a ratable basis over four years with a total term to exercise of ten years from grant date. Awards are issued at the fair market value on the grant date.

The following table represents stock option activity from September 1, 2009 to August 31, 2011:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term
Outstanding at September 1, 2009	4,151,131	23.89	6.3
Granted	820,173	27.94
Exercised	(784,124)	20.69
Forfeited	(182,433)	29.12
Outstanding at August 31, 2010	4,004,747	25.10	6.5
Granted	634,233	30.76
Exercised	(490,116)	22.46
Forfeited	(128,734)	33.04
Outstanding at August 31, 2011	4,020,130	26.03	6.2

Exercisable at August 31, 2011	2,309,967	24.77	4.8

The following table represents the compensation expense that was included in selling, general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these stock options for the periods indicated below (in millions):

	For the Year Ended August 31,
	2011	2010	2009
Stock Option Compensation Expense	$10.2	$10.8	$9.7

The aggregate intrinsic value of options outstanding was $12.8 million, $40.9 million, and $36.7 million at August 31, 2011, 2010, 2009, respectively. The aggregate intrinsic value of options exercisable was $10.2 million, $25.5 million, and $21.6 million at August 31, 2011, 2010, and 2009 respectively. The total intrinsic value of options exercised was $6.6 million, $9.8 million, and $1.0 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively.

Net cash proceeds from the exercise of stock options for the fiscal years ended August 31, 2011, 2010, and 2009 were $11.0 million, $16.2 million, and $1.3 million, respectively.  We receive a tax deduction for certain stock options when exercised, generally for the excess of the fair value at the date of exercise over the option exercise price. The actual income tax benefit realized from stock option exercises was $2.4 million, $1.8 million and $0.3 million for the fiscal years ended August 31, 2011, 2010 and 2009, respectively.

At August 31, 2011, we have $16.3 million of unrecognized compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 1.3 years. The grant date fair value of vested stock options was $10.2 million, $11.1 million, and $9.1 million for the fiscal years 2011, 2010, and 2009, respectively.

Cash-Settled Stock Appreciation Rights

We use the Black-Scholes option pricing model to estimate the fair value of cash-settled stock appreciation rights (SARs) with the following weighted-average grant date assumptions for the year ended August 31, 2011:

Weighted-Average Grant Date Assumptions
Expected volatility	53.4%
Risk-free interest rate	0.8%
Expected term of options (in years)	3.9
Grant date fair value	$12.50

The SARs are liability-classified awards and compensation cost for liability-classified awards is remeasured at each reporting period and is recognized as an expense over the requisite service period.  The same model and assumptions used in the valuation of stock options were used in the valuation at grant date and remeasurement at each reporting period for SARs.  At August 31, 2011, we have recorded $0.4 million in compensation expense related to SARs and have $1.9 million of unrecognized compensation expense related to unvested SARs expected to be recognized over a weighted-average period of 1.8 years.

In fiscal year 2011, we granted SARs under our 2008 Omnibus Incentive Plan which allows the holder to receive in cash the difference between the grant price (the market value of our stock on the grant date) and the market value of our stock on the date of exercise. SARs totaling 359,364 were granted at August 31, 2011, at a weighted average price of $30.56 per share vesting over four years. At August 31, 2011, there were 328,229 SARs outstanding with a weighted-average exercise price of $30.56 and a weighted-average remaining contract term of 9.2 years. The weighted-average exercise price of the 31,135 SARs forfeited in fiscal year 2011 was $30.56.

Restricted Stock Units and Awards

The compensation expense for restricted stock units and awards is determined based on the market price of our stock at the grant date applied to the total number of shares that are expected to fully vest. At August 31, 2011, we have unrecognized compensation expense of $24.4 million associated with unvested restricted stock units and awards. This amount is expected to be recognized over a weighted-average period of 1.0 years.

The following table represents the compensation expense that was included in selling, general and administrative expenses and cost of revenues on the accompanying consolidated statements of operations related to these restricted stock units and awards for the periods indicated below (in millions):

	For the Year Ended August 31,
	2011	2010	2009
Restricted Stock Compensation Expense	$22.4	$24.1	$23.6

The following table summarizes our unvested restricted stock unit and award activity from September 1, 2009 to August 31, 2011:

	Shares	Grant-Date Fair Value
Unvested restricted stock at August 31, 2009	2,729,062	27.29
Granted	561,693	27.95
Vested	(964,830)	28.19
Forfeited	(202,036)	25.89
Unvested restricted stock at August 31, 2010	2,123,889	$27.24
Granted	325,279	30.80
Vested	(894,143)	27.27
Forfeited	(77,248)	25.82
Unvested restricted stock at August 31, 2011	1,477,777	$28.08

We receive a tax deduction when restricted stock units and awards vest at a higher value than the value used to recognize compensation expense at grant date.

Cash-Settled Restricted Stock Units

In fiscal year 2011, we granted cash-settled restricted stock units under our 2008 Omnibus Incentive Plan which provides cash equal to the value of underlying restricted share units at predetermined vesting dates. There were 280,571 cash-settled restricted stock units granted with a weighted-average grant date fair value of $30.58 at August 31, 2011.  During this same period, 25,714 cash-settled restricted stock units were forfeited at a grant date fair value of $30.56.  At August 31, 2011, we have 254,857 cash-settled restricted stock units outstanding at a grant date fair value of $30.59.

The cash-settled restricted stock units are liability-classified awards and compensation cost for liability-classified awards is remeasured at each reporting period and is recognized as an expense over the requisite service period. At August 31, 2011, we have recorded $1.1 million in compensation expense related to cash-settled restricted stock units and have unrecognized compensation expense of $4.9 million associated with unvested cash-settled restricted stock units. This amount is expected to be recognized over a weighted-average period of 1.9 years.

Note 14 — Operating Leases

We lease certain office buildings, fabrication and warehouse facilities, machinery, and equipment under various lease arrangements. Leases that do not qualify as capital leases are classified as operating leases, and the related lease payments are expensed on a straight-line basis over the lease term, including, as applicable, any free-rent period during which we have the right to use the asset. For leases with renewal options where the renewal is reasonably assured, the lease term, including the renewal period, is used to determine the appropriate lease classification and to compute periodic rental expense.

Certain of our operating lease agreements are non-cancelable and expire at various times and require various minimum rentals. The non-cancelable operating leases with initial non-cancelable periods in excess of twelve months that were in effect as of August 31, 2011, require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2012	$72,738
2013	56,139
2014	48,974
2015	41,293
2016	31,552
Thereafter	117,599
Total future minimum lease payments	$368,295

Future minimum lease payments as of August 31, 2011 have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $2.3 million.

In 2002, we entered into a 10-year non-cancelable operating lease for our Corporate Headquarters building in Baton Rouge, Louisiana.  In connection with this lease, we purchased an option for approximately $12.2 million for the right to acquire additional office space and undeveloped land for approximately $150.0 million or renew the at below market rates for an additional 10-year term. The option expires the earlier of January 2012, or upon renewal of the existing Corporate Headquarters lease. On November 30, 2010, we exercised the option to renew the lease for an additional 10-year term at below market rates as stipulated in the lease agreement. Upon execution of the renewal, the real estate option was forgone. Therefore, the price paid for the option, as well as legal fees incurred in relation to the option, were reclassified as prepaid rent. The prepaid rent will be amortized over the life of the new term of the Corporate Headquarters building lease.

We also enter into lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2010, are not included as part of total minimum lease payments shown above.

The total rental expense for the fiscal years ended August 31, 2011, 2010, and 2009 was approximately $156.7 million, $178.8 million, and $178.1 million, respectively. Deferred rent payable (current and long-term) aggregated $27.9 million and $32.0 million at August 31, 2011 and 2010, respectively.

Note 15 — Contingencies and Commitments

Legal Proceedings

In the normal course of business, we are involved in lawsuits and other legal proceedings and, as a result, may suffer economic loss from any damages awarded against us. Some of these legal proceedings are associated with the performance of our services where clients have disputed our entitlement to additional revenue and/or have asserted counterclaims against us. In such matters, we evaluate both our claims against the client as well as any disputes and/or counterclaims asserted against us by the client pursuant to ASC 450, and we record the probable outcome based upon this analysis. For an additional discussion of our claims on major projects, see Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts. The actual outcomes may differ materially from our analysis.

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

In connection with a contract executed by our Power segment for the engineering, procurement and construction of a 600 MW steam turbine electrical generation plant in the U.S., we commenced an arbitration proceeding against our client for this project. In our arbitration demand, we initially sought return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract totaling a claim amount of approximately $32.0 million. We subsequently amended the demand to seek an additional $19.0 million after the client made a partial (and we asserted improper) draw of $19.0 million on our $59.0 million letter of credit, essentially alleging the filing of Shaw’s arbitration demand breached an amendment to the parties’ contract. On November 12, 2010, the client filed a counterclaim in which it essentially argued that, due to ongoing boiler deficiencies, Shaw had yet to meet its performance obligations. The client’s counterclaim further asserted that Shaw’s failure to meet these performance obligations entitled the client to certain performance liquidated damages and breach of warranty  damages. Subsequently, in proposed orders submitted by the  parties during the arbitration proceedings, the client conceded that the arbitration award should result in an overall net payment to Shaw of not less than $4.0 million. The client had also indicated there might be ongoing disputes after the current arbitration has ended. Prior to the arbitration process, we concluded the client’s claim regarding performance obligations was premature, that any such damages are limited by the contract and that any liability ultimately found to arise from the client’s counterclaim would be that of the client or our supplier. Should the client prevail in establishing any liability under its current counterclaim, we concluded it would do so as a result of the failure of our supplier to satisfy its guarantees and obligations. Under such circumstances, we believe there are contractual limitations to our exposure that are further limited based upon amounts recoverable from our supplier under the terms of their contractual obligations to us. In addition, we have defenses to the client’s counterclaim that include (i) exclusive performance and liquidated damages provisions that also cap the amount of damages the client can collect against Shaw and (ii) that the client has failed to provide fuel that meets the contractual specifications, as it is required to do. Ultimately, the arbitrator agreed that the allegations in the client’s counterclaim that addressed an alleged failure by Shaw to meet its performance obligations were premature and severed those performance issues from the arbitration. Those performance obligations claims could potentially be re-asserted by the client, although all the defenses noted above would still apply to limit or fully extinguish such claims and Shaw also has the defense that these performance obligations have been waived due to failures of the client to meet its contractual obligations. Meanwhile, Shaw’s claims and the client’s breach of warranty claim for alleged boiler deficiencies remained in the arbitration and the arbitrator rendered a ruling on those matters August 5, 2011. That ruling adopted Shaw’s proposed order, which awarded Shaw damages, fees and expenses totaling $32.6 million. On August 19, 2011, Shaw received payment from the client in that amount and recorded an immaterial gain.

We have also commenced an arbitration proceeding with our equipment and services supplier on the above project. We contend that the supplier failed to comply with certain contractual obligations. This failure disrupted and delayed our work, significantly increased our costs and exposed us to the imposition of schedule and performance related liquidated damages by our client, the owner. On December 30, 2009, we presented claims to our supplier in a preliminary Notice of Claim. Our supplier did not respond to this Notice of Claim and instead filed a Demand for Arbitration dated January 13, 2010, which requested declaratory relief, injunctive relief and damages in an amount to be determined. We served our own Demand for Arbitration on January 18, 2010, followed by a Detailed Statement of Claim on May 17, 2010, identifying damages of approximately $69.0 million. Our damages claim has been revised to approximately $48.2 million. On May 17, 2010, the supplier filed a Detailed Statement of Claim for approximately $31.0 million with time extension and claimed legal expenses still to be determined. On July 11, 2011, the supplier provided an updated Detailed Statement of Claim in which the supplier now claims alleged damages of approximately $38.4 million. The arbitration commenced on October 11, 2011, and will be conducted intermittently over a period of months. We have evaluated our claims against the supplier and our supplier’s counterclaim and recorded revenue based on management’s judgment about the probable outcome of the arbitration.  See Note 20 – Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for our disclosures associated with our claims and unapproved change orders. While we expect a favorable resolution to this matter, the dispute resolution process could be lengthy, and if our supplier were to prevail completely or substantially in the matter, such an outcome could have a material adverse effect on our consolidated statements of operations.

In connection with an approximate $28.1 million contract executed by our F&M segment to supply fabricated pipe spools to a manufacturing facility in the U.S., our client filed a lawsuit in the U.S. District Court for the Eastern District of Washington alleging that shop-welding on the pipe spools we supplied was substantially and unacceptably deficient and that the deliveries for some of the pipe spools were untimely. The client’s initial disclosures in the litigation claimed an entitlement to over $48.9 million in damages for the alleged deficient work, including remediation costs and extended impact costs, plus unspecified amounts for increased maintenance costs, property damages, lost profits and business interruption. The client supplemented its disclosures to allege damages totaling approximately $107.0 million. The client later reduced that claim amount to approximately $85.3 million based on the findings of its damages experts. Our answer denied liability and asserted in defense, among other things, the numerous limitations on liability clauses in our contract that either limit or prohibit the types of damages the client seeks to recover or the method by which such damages may be calculated. Additionally, we filed a counterclaim for an unpaid contract balance of approximately $3.8 million and additional shop and field costs of approximately $4.5 million for total claim of approximately $8.3 million. The non-jury trial was scheduled to commence in January 2012. We reached a settlement in October 2011 and have recorded a $16.8 million pre-tax charge and are currently seeking recovery from our insurers.

In connection with a cost reimbursable contract executed by our Power segment for the engineering, procurement and construction of flue gas desulfurization systems at three power generating facilities, we have become involved in litigation with the client in U.S. District Court, District of Maryland and U.S. District Court, Southern District of New York.  On January 14, 2011, we commenced the Maryland action with the filing of petitions to establish and enforce mechanics liens against the three projects in an amount totaling approximately $143.0 million. On February 24, 2011, the client filed a motion in the Maryland court to stay or sever and transfer the lien actions to the U.S. District Court for the Southern District of New York. At that time, the client also filed a declaratory judgment action in the New York court that seeks to address the same issues raised in the lien actions and specifically requests a finding that the client is not required to pay us amounts we claim are due and owing. On March 7, 2011, we filed an answer and counterclaim to the client’s declaratory judgment action in which we deny the client has any valid basis for refusing payment and demand payment of sums due us of not less than $200.0 million. On June 24, 2011, we filed a motion in the Maryland court to amend our liens to a total amount of approximately $233.0 million, and on August 16, 2011, the court issued orders supplementing the liens to the total amount of approximately $233.0 million. The client subsequently declared that substantial completion has been achieved and paid us approximately $68 million. As a result of that payment, our liens and counterclaim have been reduced respectively to total approximately $165 million. The trial is scheduled to commence in May 2012. We have evaluated our claims and our client’s claims and have recorded revenue based on management’s judgment about the probable outcome of the respective lawsuits. See Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for our disclosures associated with our claims and unapproved change orders. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our client were to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statements of operations. Nevertheless, even if the client were to prevail, we would still be entitled to collect approximately $66 million in receivables currently outstanding.

For additional information related to our claims on major projects, see Note 20 —Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts.

Tax Matters

    Certain adjustments arising from the IRS examination of our U.S. federal tax returns for the 2004 through 2008 fiscal years were effectively settled in the fourth quarter through the IRS administrative appeals process at approximately total tax and interest amounts previously recorded.  During the third quarter, the IRS began an examination of our U.S. federal income tax returns for fiscal years 2009 and 2010.  In fiscal year 2012, we begin a contemporaneous audit with the IRS wherein the IRS works with large business taxpayers on a real-time basis to resolve issues prior to the filing of tax returns.

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	Warranties, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We attempt to limit our exposure through the use of the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims and disputes with clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 5 – Accounts Receivable, Concentrations of Credit Risk and Inventories, Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts and Legal Proceedings above for further discussion on these matters.

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was approximately $456.1 million and $641.7 million at August 31, 2011 and August 31, 2010, respectively. Of the amount of outstanding letters of credit at August 31, 2011, $286.3 million are performance letters of credit issued to our clients. Of the $286.3 million, five clients held $221.5 million or 77.4% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $60.0 million.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients which may cover certain unconsolidated partnerships, joint ventures or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed under engineering and construction contracts. Amounts that may be required to be paid in excess of our estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.

Environmental Liabilities

The LandBank Group, Inc., a subsidiary of our Environmental and Infrastructure (E&I) segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.  There are no recent additions to the LandBank portfolio of properties.  At August 31, 2011, our E&I segment had approximately $1.9 million of environmental liabilities recorded in other liabilities in the accompanying balance sheets as compared to approximately $3.7 million at August 31, 2010.

Employment Contracts

We have entered into employment agreements with each of our senior corporate executives and certain other key employees. In the event of termination, these individuals may be entitled to receive their base salaries, management incentive payments, and certain other benefits for the remaining term of their agreement and all options and similar awards may become fully vested. Additionally, for certain executives, in the event of death, their estates are entitled to certain payments and benefits.
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

The Plant Services segment performs routine and outage/turnaround maintenance, predictive and preventative maintenance, as well as construction and major modification services, to clients’ facilities in the fossil and nuclear power generation industries and industrial markets primarily in North America.

The E&I segment provides integrated engineering, design, construction and program and construction management services and executes environmental remediation solutions primarily to the U.S. government, state/local government agencies and private-sector clients worldwide.

The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries.

The F&M segment provides integrated fabricated piping systems and services for new construction, site expansion and retrofit projects for power generating energy, chemical and petrochemical plants.  We operate several pipe and steel fabrication facilities in the U.S. and abroad.  We also operate two manufacturing facilities that provide pipe fittings for our pipe fabrication services operations, as well as to third parties. In addition, we operate several distribution centers in the U.S., which distribute our products to clients.

The Investment in Westinghouse segment includes NEH’s Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Note 8 – Equity Method Investments and Variable Interest Entities and Note 10 – Debt and Revolving Lines of Credit for additional information.

The Corporate segment includes corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not directly associated with the other segments. Our Corporate assets primarily include cash, cash equivalents and short-term investments held by the corporate entities and property and equipment related to the corporate facility and certain information technology assets.

The following tables present certain financial information for our segments (in millions):

	Power	Plant Services	E&I	E&C	F&M	Investment In Westinghouse	Corporate and other	Total
Fiscal Year 2011
Revenues from external clients	$2,116.8	$924.7	$1,894.3	$593.3	$408.6	$—	$—	$5,937.7
Intersegment revenues	11.1	50.5	7.6	7.9	—	—	—	77.1
Interest income	8.1	—	0.1	0.9	0.7	—	6.8	16.6
Interest expense	0.5	—	—	0.1	—	41.6	4.9	47.1
Depreciation and amortization	27.6	1.8	13.9	10.3	17.5	—	2.8	73.9
Income (loss) before income taxes	1.8	59.8	117.3	(190.3)	20.6	(201.9)	(108.2)	(300.9)
Earnings (losses) from unconsolidated entities, net of tax	0.4	—	1.2	3.8	—	20.9	—	26.3
Goodwill	139.2	42.0	207.9	139.1	17.6	—	—	545.8
Total assets	2,129.0	270.2	1,060.9	482.9	710.0	1,266.4	404.3	6,323.7
Investment in and advances to equity method investees	—	—	5.3	9.5	—	—	—	14.8
Purchases of property and equipment	50.8	0.1	11.7	5.4	29.0	—	4.8	101.8
Increases (decreases) in other assets, long-term, net	(4.8)	—	2.5	(4.1)	0.3	—	1.4	(4.7)

	Power	Plant Services	E&I	E&C	F&M	Investment In Westinghouse	Corporate and other	Total
Fiscal Year 2010
Revenues from external clients	$2,297.9	$881.0	$2,215.2	$1,097.8	$492.0	$—	$0.1	$6,984.0
Intersegment revenues	4.6	49.7	16.8	0.8	—	—	—	71.9
Interest income	0.4	—	1.4	0.4	0.4	—	11.1	13.7
Interest expense	1.2	0.1	0.2	(0.2)	0.1	38.1	4.4	43.9
Depreciation and amortization	23.6	1.8	12.2	9.7	13.6	—	1.9	62.8
Income (loss) before income taxes	64.9	43.7	138.8	47.7	63.9	(169.8)	(58.1)	131.1
Earnings (losses) from unconsolidated entities, net of tax	—	—	0.7	(0.2)	—	7.0	(0.4)	7.1
Goodwill	139.2	42.0	189.8	112.0	16.5	—	—	499.5
Total assets	2,041.2	206.4	1,185.4	717.7	664.8	1,197.8	965.6	6,978.9
Investment in and advances to equity method investees	—	—	6.8	4.9	—	—	—	11.7
Purchases of property and equipment	110.7	0.4	14.2	6.5	38.6	—	15.4	185.8
Increases (decreases) in other assets, long-term, net	(7.7)	(1.5)	33.1	(2.2)	—	—	(3.8)	17.9

	Power	Plant Services	E&I	E&C	F&M	Investment in Westinghouse	Corporate and other	Total
Fiscal Year 2009
Revenues from external clients	$2,581.2	$864.1	$1,835.5	$1,368.1	$623.4	$—	$4.0	$7,276.3
Intersegment revenues	5.3	27.2	25.9	1.4	—	—	—	59.8
Interest income	1.1	1.1	0.5	1.5	0.4	—	5.4	10.0
Interest expense	1.0	—	0.6	—	—	68.7	3.3	73.6
Depreciation and amortization	13.8	2.9	9.9	7.7	10.6	—	2.9	47.8
Income (loss) before income taxes	29.3	6.7	91.0	149.6	106.6	(267.0)	(87.0)	29.2
Earnings (losses) from unconsolidated entities, net of tax	—	—	0.8	2.9	—	9.3	(2.0)	11.0
Goodwill	139.2	42.0	189.8	112.6	17.7	—	—	501.3
Total assets	1,629.9	180.7	1,002.8	853.4	698.0	1,171.2	846.9	6,382.9
Investment in and advances to equity method investees	—	—	12.6	7.5	—	—	1.2	21.3
Purchases of property and equipment	67.0	2.3	10.1	3.6	77.8	—	9.0	169.8
Increases (decreases) in other assets, long-term, net	(6.4)	1.4	(14.3)	(2.3)	(0.2)	(7.8)	1.5	(28.1)

A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	At August 31,
	2011	2010	2009
Total segment assets	$6,323.7	$6,978.9	$6,382.9
Elimination of intercompany receivables	(468.4)	(570.5)	(414.0)
Elimination of investments in subsidiaries	(368.3)	(412.1)	(412.1)
Income tax entries not allocated to segments	—	—	0.4
Total consolidated assets	$5,487.0	$5,996.3	$5,557.2

The following tables present geographic revenues and long-lived assets (in millions):

	For the Year Ended August 31,
	2011	2010	2009
Revenues:
United States	$5,032.2	$5,619.0	$5,669.7
Asia/Pacific Rim countries	573.3	948.4	975.0
Middle East	141.7	263.2	386.3
United Kingdom and other European countries	105.8	67.6	127.9
South America and Mexico	56.2	16.0	51.8
Canada	18.8	23.3	37.7
Other	9.7	46.5	27.9
	$5,937.7	$6,984.0	$7,276.3

	At August 31,
	2011	2010	2009
Long-Lived Assets:
United States	$521.5	$538.5	$450.6
United Kingdom	15.2	4.3	5.9
Other foreign countries	102.9	67.1	46.1
	$639.6	$609.9	$502.6

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under ASC 280, Segment Reporting, such as deferred income taxes, and goodwill, which is primarily attributable to domestic reporting entities.  See segment tables above as well as Note 9 – Goodwill and Other Intangibles for additional information.

Major Clients

Our clients are principally regulated electric utilities, independent and merchant power producers, government agencies, multinational and national oil companies, and industrial corporations. Revenues related to U.S. government agencies or entities owned by the U.S. government were $1,281.1 million, $1,724.5 million, and $1,543.3 million for the fiscal years ended August 31, 2011, 2010, and 2009, respectively, representing approximately 22%, 25%, and 21% of our total revenues for fiscal years 2011, 2010, and 2009, respectively. These revenues were recorded primarily in our E&I segment.

Information about our revenues by segment for major clients is as follows (in millions):

Segment	Number of Clients	Revenues	Percentage of Segment Revenues
Power	4	$1,462.5	69%
Plant Services	2	375.2	41%
E&I	1	1,281.0	68%
E&C	1	256.6	43%
F&M	1	43.0	11%

U.S. government agencies or entities are considered to be under common control and are treated as a single client of our E&I segment in the table above.

Export Revenues

For the fiscal years ended August 31, 2011, 2010, and 2009, our international revenues include approximately $491.0 million, $752.2 million, and $1,262.8 million, respectively, of exports from our domestic facilities.

Note 17 — Supplemental Disclosure to Earnings (Losses) Per Common Share

Weighted average shares outstanding for the fiscal years ended August 31, 2011, 2010, and 2009, were as follows (in thousands):

	For the Year Ended August 31,
	2011	2010	2009

Basic	80,223	84,041	83,244
Diluted:
Stock options	—	1,022	669
Restricted stock	—	771	498
	80,223	85,834	84,411

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	For the Year Ended August 31,
	2011	2010	2009

Stock options	4,139	1,222	1,578
Restricted stock	1,752	103	283

Note 18 — Employee Benefit Plans

The employee benefit and others plans described below cover eligible employees.

Defined Contribution Plans

We sponsor voluntary defined contribution plans for substantially all U.S. employees who are not subject to collective bargaining agreements. Contributions by eligible employees are matched by Company contributions up to statutory levels. Our expense for the plans for the fiscal years ended August 31, 2011, 2010, and 2009, was approximately $36.4 million, $34.7 million, and $31.9 million, respectively. Our plans offer employees a number of investment options, including a limited amount for investment in our common stock. Company stock held in the plans is purchased on the open market. At August 31, 2011 and 2010, our plans owned 1,362,378 shares and 1,471,966 shares, respectively, of our common stock. The fair value of the common stock owned by the plans was $31.8 million and $47.7 million at August 31, 2011 and 2010, respectively.  In addition to the plans above, we have two foreign sponsored defined contribution plans.  Our expense for these plans for the fiscal years ended August 31, 2011, 2010, and 2009, was approximately $1.2 million, $2.5 million and $2.1 million, respectively.

Defined Benefit Plans

Certain of our foreign subsidiaries sponsor both contributory and noncontributory defined benefit plans for their employees. These plans have been closed to new entrants, and two out of three plans have also curtailed future retirement benefits for all active members. Benefits payable under these plans will be limited to those benefits accumulated at the time of curtailment adjusted by statutory inflation indices where applicable. Our funding policy is to contribute for current service costs plus minimum special payments when warranted by applicable regulations. Additionally, we may elect to make discretionary contributions.

ASC 715, Compensation - Retirement Benefits, requires us to recognize the funded status of our defined benefit plans directly in our consolidated balance sheets. ASC 715 also requires us to recognize the funded status of defined benefit pension and other postretirement plans as a net asset or liability and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income to the extent those changes are not included in the net periodic cost. Other comprehensive income (loss) reflects gain or loss and prior service costs or credit amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic benefit cost during the year, net of tax.

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligations, plan assets, and the funded status of our defined benefit plans (in thousands):
	For the Year Ended August 31,
	2011	2010
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$158,700	$151,159
Service cost	151	135
Interest cost	7,998	7,989
Actuarial loss (gain)	(6,357)	12,357
Benefits paid	(7,787)	(7,334)
Foreign currency exchange	9,011	(5,606)
Projected benefit obligation at end of year	$161,716	$158,700
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$133,129	$122,267
Actual return on plan assets	7,766	10,415
Company contributions	5,284	12,185
Benefits paid	(7,787)	(7,334)
Foreign currency exchange	7,559	(4,404)
Fair value of the plan assets at end of year	$145,951	$133,129
Funded status at end of year	$(15,765)	$(25,571)

The funded status of our defined benefit pension plans of $(15.8) million and $(25.6) million at August 31, 2011 and August 31, 2010, respectively, is included in other liabilities shown on our consolidated balance sheets.

Components of Net Periodic Benefit Cost and Changes Recognized in Other Comprehensive Income (Loss)

	For the Year Ended August 31,
(In thousands)	2011	2010	2009
Net periodic benefit cost:
Service cost	$151	$135	$1,063
Interest cost	7,998	8,034	7,904
Expected return on plan assets	(8,377)	(7,197)	(6,420)
Amortization of net loss	3,725	3,284	2,472
Curtailment gain	—	—	(2,725)
Other	43	40	36
Total net periodic benefit cost	$3,540	$4,296	$2,330

(Increase) decrease recognized in other comprehensive income (loss):
Net loss (gain)	$(5,609)	$9,099	$17,741
Amortization of net actuarial loss	(3,787)	(3,263)	(2,574)
Other amortization	(43)	(40)	(38)
Total (increase) decrease recognized in other comprehensive income (loss)	$(9,439)	$5,796	$15,129

Unrecognized net actuarial losses totaling $51.6 million and $57.6 million at August 31, 2011 and August 31, 2010, respectively, are classified in accumulated other comprehensive loss. We estimate that $3.3 million of net actuarial losses will be amortized from accumulated other comprehensive income (loss) into net pension expense during fiscal year 2012.

Assumptions
	For the Year Ended August 31,
	2011	2010	2009
Weighted-average assumptions used to determine benefit obligations at August 31:
Discount rate	5.00-5.30%	4.75-4.90%	5.60-5.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended August 31:
Discount rate	4.75-4.90%	5.60-5.75%	6.00-6.20%
Expected long-term rate of return on assets	6.00-6.75%	5.99-7.00%	6.40-7.00%
Rate of compensation increase at end of the year	4.00%	4.00%	4.00-4.70%

We record annual amounts relating to our pension plans based on calculations that incorporate various actuarial and other assumptions including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates. We review assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effect of modifications to those assumptions is recorded in accumulated other comprehensive income (loss) and amortized to net periodic cost over future periods using the corridor method. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience and market conditions.

Long-term Rate of Return Assumptions

The expected long-term rate of return on plan assets is developed by blending the expected returns on each class of investment in the plans’ portfolio. The expected returns by asset class are developed considering both past performance and future considerations. Annually, we review and adjust, as required, the long-term rate of return for our pension plans.

Accumulated Benefit Obligation

The combined accumulated benefit obligations of our defined benefit pension plans was $161.8 million and $158.7 million at August 31, 2011 and 2010, respectively.

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets

Pension plan asset allocations at August 31, 2011 and 2010, by asset category, are as follows:

	At August 31,
Asset Category	2011	2010
Equity securities	53.5%	54.5%
Debt securities	43.5	41.7
Other	3.0	3.8
Total	100.0%	100.0%

The plan trustees are responsible for ensuring that the investments of the plans are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the benefits as they mature. To this end, the investment objective is to balance return and funding risks.

Each plan has a target asset allocation. On a combined weighted-average basis, target asset allocations range from 50% to 64% for equity securities, 37% to 45% for debt securities and 0% to 13% for other investments. Asset class targets may vary from the stated allocations depending upon prevailing market conditions. In estimating the expected return on plan assets, the Company considers past performance and future expectations for both the types and expected mix of investments held.

The fair values of our defined benefit pension plan assets as of August 31, 2011 by asset category are as follows (in millions):

	Fair Value Measurements as of August 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$1,232	$1,232	$—	$—
Equity securities (a)	78,129	—	78,129	—
Fixed Income securities (b)	63,463	—	63,210	253
Real estate	3,127	—	—	3,127
Total	$145,951	$1,232	$141,339	$3,380

	Fair Value Measurements as of August 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$1,925	$1,925	$—	$—
Equity securities (a)	72,503	—	72,503	—
Fixed Income securities (b)	55,770	—	55,460	310
Real estate	2,931	—	—	2,931
Total	$133,129	$1,925	$127,963	$3,241

(a)
Equity securities are equity funds and equity index funds that hold U.S. and foreign equity securities and mutual funds. These equity securities were previously classified as Level 1 and have been reclassified at August 31, 2010 as Level 2.

(b)
Fixed income securities include, annuity contracts and bond funds that hold government and corporate bonds, U.S. and foreign. $26.8 million of these securities were previously classified as Level 1 and have been reclassified at August 31, 2010 as Level 2.

The following is a description of the primary valuation methodologies used for our pension assets measured at fair value:

•
Corporate bonds and government bonds: Valued at the closing price reported on the active market on which the individual securities are traded or at quoted prices if in markets that are not active, broker dealer quotations or other methods by which all significant inputs are observable, either directly or indirectly.

•	Equity securities: Valued at the net asset value of shares held at year end

•	Real Estate: Valued at net asset value per unit held at year end.

Contributions and Benefit Payments

We expect to contribute $4.7 million to the plans in fiscal year 2012. The following benefit payments are expected to be paid from the plans (in thousands):

Fiscal Year	Pension Benefits
2012	$7,834
2013	8,209
2014	8,403
2015	8,687
2016	9,089
2017 — 2021	49,108

In addition to the pension plans for current employees, we sponsor a defined benefit pension plan for certain former employees of one of our subsidiaries. No new participants have been admitted to the plan in the last fourteen years. The plan’s benefit formulas generally base payments to retired employees upon their length of service. The plan’s assets are invested in fixed income and equity based mutual funds. At August 31, 2011 and 2010, the fair market value of the plan assets was $1.3 million and $1.2 million, respectively, which exceeded the estimated accumulated projected benefit obligation each year. Pension assets included in non-current assets at August 31, 2011 and 2010 were $1.1 million and $1.0 million, respectively.

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

We recognize expense in connection with these plans as contributions are funded. We made contributions to these plans and recognized expense during fiscal years 2011, 2010, and 2009 of $68.6 million, $63.4 million, and $62.8 million, respectively.

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

Supplemental Deferred Compensation Plans

We deposited cash of approximately $1.9 million and $1.8 million during the years ended August 31, 2011 and August 31, 2010, respectively, for a limited number of key employees under the terms of our Deferred Compensation Plans. These are non-qualified plans for a select group of our highly compensated employees and are utilized primarily as vehicles to provide discretionary deferred compensation amounts, subject to multi-year cliff vesting requirements, in connection with the recruitment or retention of key employees. These long-term deferral awards are evidenced by individual agreements with the participating employees and generally require the employee to maintain continuous employment with us or an affiliate for a minimum period of time. Participating employees direct the funds into investment options, and earnings and losses related to the investments are reflected in each participating employees’ account. At August 31, 2011 and August 31, 2010, other assets include $8.2 million and $7.8 million, respectively, related to these plans.

We previously deposited $15.0 million for our Chief Executive Officer into an irrevocable trust (often referred to as a Rabbi Trust) which invests the funds relating to a non-compete agreement. At August 31, 2011 and August 31, 2010, other current assets include $18.5 million and $18.4 million, respectively, related to this non-compete agreement. The amount of the initial deposit was previously expensed.

In addition to our contributions to the Deferred Compensation Plan, we deposited cash of $1.0 million as of August 31, 2008 into interest bearing accounts pursuant to employment agreements entered into with certain employees. In accordance with the employment agreements, we paid out the balance of these accounts during fiscal year 2011.  As of August 31, 2011 and August 31, 2010, other assets include $0.0 million and $1.0 million, respectively, related to these employment agreements.

Compensation expense recognized in the years ended August 31, 2011, 2010, and 2009 was $2.5 million, $3.7 million and $3.9 million, respectively, for these plans and agreements.

Note 19 — Related Party Transactions

In February 2011, we contributed $1.5 million to The Clemson University Foundation (Foundation).  Clemson University has one of the nation’s premier engineering programs, featuring highly-regarded faculty, accomplished students and world-class facilities. The university is conducting critical research for the nuclear industry and training the next-generation nuclear workforce. James F.  Barker, one of our directors, serves on the board of the Foundation and is president of the university. Further, Clemson’s location in South Carolina is near one of Shaw’s fabrication facilities and several nuclear projects Shaw is currently constructing. Because Mr. Barker may be viewed as having an indirect material interest in the donation to the foundation, at its February 24, 2011, meeting, the Board determined that Mr. Barker may no longer be considered “independent,” and pursuant to our Related Persons Transaction Policy, approved and ratified the donation.

At times, we enter into material contractual arrangements with Westinghouse.  NEH, a wholly-owned special purpose entity, owns a 20% interest in Westinghouse (see Note 8 – Equity Method Investments and Variable Interest Entities).

Note 20 —Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts

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

We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract estimated value. While the terms of such contracts indicate costs are to be reimbursed by our clients, we typically process change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders. While we have no history of significant losses on this type of work, potential exposure exists relative to costs incurred in excess of agreed upon contract value.

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at August 31, 2011, and August 31, 2010, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2011	Fiscal Year 2010
Amounts included in project estimates-at-completion at September 1	$111.6	$222.9
Changes in estimates-at-completion	417.5	65.2
Approved by clients	(80.8)	(176.5)
Amounts included in project estimates-at-completion at August 31 for unapproved change orders and claims	$448.3	$111.6
Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at August 31	$103.5	$92.0

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in our Legal Proceedings in Note 15 — Contingencies and Commitments.

Unapproved change orders and claims included in project estimates-at-completion (EAC) increased by a net $336.7 million during the twelve months ended August 31, 2011. The primary reason for the significant increase in the changes in estimates-at-completion in the table above relates to engineering, equipment supply, material fabrication, and construction cost estimates which may exceed $400 million associated with regulatory mandated design changes resulting from the certification of the AP1000 nuclear power plant technology in the United States and our clients’ application to obtain COLs for four nuclear power reactors. We perform much of the modular fabrication, assembly and construction related activities on these projects with WEC being responsible for the nuclear island engineering and equipment supply. We believe that we have contractual entitlement to recover the additional costs related to these design changes from our clients and to the extent not paid by clients, WEC has acknowledged an obligation to reimburse us for no less than 90% of our costs. Final terms are currently being negotiated with WEC. However, the regulatory approvals have not yet been finalized and therefore the design and cost estimates are subject to change. Since these estimates are not final, change order requests or claims have not been completed or submitted to the respective clients or to WEC. It is expected that the cost estimates will continue to be refined as more information becomes available. These projects have a long construction duration and it is possible that these matters may not be resolved in the near term. Should these matters proceed to formal dispute resolution, our contracts call for clients to co-fund our costs until the matters are resolved.

The increased EACs were partially offset by a decrease of $35.2 million associated with the settlement of two legal matters during the three months ended November 30, 2010 including $26.3 million as a result of the Xcel Energy jury verdict discussed in our Legal Proceedings in Note 15 – Contingencies and Commitments.

During the twelve months ended August 31, 2011, our clients approved change orders totaling $80.8 million including a change order of $31.0 million on an on-going coal plant construction project and $8.7 million associated with our nuclear service work in China.

If we collect amounts different than the amounts that we have recorded as unapproved change orders/claims receivable, that difference will be reflected in the EAC used in determining contract profit or loss. Timing of claim collections is uncertain and depends on such items as regulatory approvals, negotiated settlements, trial date scheduling and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our unapproved change orders/claims receivable within the next twelve months.

In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs at August 31, 2011, approximately $13.4 million in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See Note 15 — Contingencies and Commitments for information with respect to certain vendor backcharges.

In the ordinary course of business, the Company enters into various agreements pending assurances and guarantees to clients.  While in most cases these performance risks are offset by similar guarantees by our suppliers, there are instances where the full extent of the exposure is not eliminated.

Should we not prevail in these matters, the outcome could have an adverse effect on our statements of operations and statement of cash flows.

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

At August 31, 2011, and August 31, 2010, our project EACs included approximately $109.0 million and $127.1 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement. On a percentage-of-completion basis, we have recorded $64.8 million and $70.2 million as of August 31, 2011 and 2010, respectively, of these estimated amounts in revenues for the related contracts. We bill incentive fees based on the terms and conditions of the individual contracts which may allow billing over the performance period of the contract or only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced. Project incentives can occur in all segments but typically reoccur in our Plant Services and E&I segments who have incentives in the majority of their contracts.

Contract Losses

When the current estimates of total contract revenue and contract cost indicate a loss, we record a provision for the entire loss on the contract in the period in which the loss became evident. The provision for contract losses was $36.5 million and $9.9 million at August 31, 2011 and 2010, respectively, and is included in billings in excess of costs and estimated earnings on uncompleted contracts on the accompanying balance sheets.

Note 21 — Supplemental Cash Flow Information

Supplemental cash flow information for the years ended August 31, 2011, 2010, and 2009 is presented below (in thousands):

	For Year Ended August 31,
	2011	2010	2009
Cash payments for:
Interest (net of capitalized interest)	$35,558	$32,906	$31,134
Income taxes	$39,523	$66,909	$82,079
Non-cash investing and financing activities:
Additions to property, plant, and equipment	$702	$6,909	$37,627
Contingent consideration for CPE acquisition	$9,667	$—	$—
Interest rate swap contract on JYP-denominated bonds, net of deferred tax of $2,380, $(729), and $(8,711), respectively	$(3,803)	$1,144	$13,857
Equity in Westinghouse accumulated other comprehensive income, net of deferred tax of $9,749, ($7,411), and ($50,744), respectively	$(15,573)	$11,640	$80,717

Note 22 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended August 31, 2011 and 2010 are as follows (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended August 31, 2011
Revenues	$1,543,282	$1,424,814	$1,489,956	$1,479,682
Gross profit	$61,604	$115,960	$10,142	$8,636
Operating income (loss)	$(9,291)	$42,904	$(109,077)	$(49,839)
Interest expense, net	$(9,530)	$(5,414)	$(9,678)	$(5,845)
Foreign currency translation/transaction gains (losses)	$(11,412)	$(43,945)	$(12,546)	$(83,401)
Income before income taxes and earnings (losses) from unconsolidated entities	$(29,849)	$(2,538)	$(129,600)	$(138,933)
Net income (loss) attributable to Shaw	$(16,003)	$1,196	$(69,952)	$(90,257)
Net income (loss) attributable to Shaw per common share:
Basic	$(0.19)	$0.01	$(0.89)	$(1.25)
Diluted	$(0.19)	$0.01	$(0.89)	$(1.25)

Year ended August 31, 2010
Revenues	$1,853,575	$1,620,793	$1,788,931	$1,720,744
Gross profit	$149,796	$141,674	$151,362	$126,385
Operating income (loss)	$74,018	$69,355	$76,636	$61,193
Interest expense, net	$(8,379)	$(7,641)	$(5,693)	$(8,445)
Foreign currency translation/transaction gains (losses)	$(102,756)	$41,948	$35,549	$(103,005)
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	$(32,071)	$101,368	$109,001	$(47,205)
Net income (loss) attributable to Shaw	$(23,649)	$61,507	$68,156	$(24,016)
Net income (loss) attributable to Shaw per common share:
Basic	$(0.28)	$0.73	$0.81	$(0.28)
Diluted	$(0.28)	$0.72	$0.79	$(0.28)

Note 23 — Revision of Prior Period Financial Statements

During the three months ended February 28, 2011, we identified an error related to our calculation of revenue on a multi-currency contract in our E&C segment. The effect of this error was to overstate revenues and understate advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts for the years ended August 31, 2010 and 2009, including the related quarterly periods contained therein and to understate revenues and overstate advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts for the quarter ended November 30, 2010. In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 270 Interim Reporting, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. We believe that the effects of the error were not material to any previously reported quarterly or annual period. As such, the related corrections are reflected in the applicable prior periods. In addition, we evaluated the effectiveness of the relevant internal controls over financial reporting in light of the internal control deficiencies that led to this error.

The prior period financial statements included in this filing have been revised to reflect the correction of this error, the effects of which have been summarized below.

Consolidated Balance Sheet

	As of August 31, 2010
(in thousands)	As Reported	Adjustment	As Adjusted
Current assets	$4,871,890	$-	$4,871,890
Total assets	$5,996,269	$-	$5,996,269
Current liabilities	$4,248,898	$12,894	$4,261,792
Total liabilities	$4,408,988	$12,894	$4,421,882
Total equity	$1,587,281	$(12,894)	$1,574,387

	As of August 31, 2009
(in thousands)	As Reported	Adjustment	As Adjusted
Current assets	$4,553,248	$-	$4,553,248
Total assets	$5,557,174	$-	$5,557,174
Current liabilities	$3,965,570	$2,178	$3,967,748
Total liabilities	$4,109,184	$2,178	$4,111,362
Total equity	$1,447,990	$(2,178)	$1,445,812

Consolidated Statement of Operations

	Year ended August 31, 2010
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$7,000,779	$(16,737)	$6,984,042
Operating income	$297,939	$(16,737)	$281,202
Income (loss) before income taxes and earnings from unconsolidated entities	$147,830	$(16,737)	$131,093
Provision (benefit) for income taxes	$44,008	$(6,021)	$37,987
Income before earnings from unconsolidated entities	$103,822	$(10,716)	$93,106
Net income (loss)	$110,899	$(10,716)	$100,183
Net income (loss) attributable to Shaw	$92,714	$(10,716)	$81,998
Net income (loss) attributable to Shaw per common share:
Basic	$1.10	$(0.12)	$0.98
Diluted	$1.08	$(0.12)	$0.96

	Year ended August 31, 2009
(in thousands, except per share amounts)	As Reported	Adjustment	As Adjusted
Revenues	$7,279,690	$(3,398)	$7,276,292
Operating income	$298,747	$(3,398)	$295,349
Income (loss) before income taxes and earnings from unconsolidated entities	$32,589	$(3,398)	$29,191
Provision (benefit) for income taxes	$11,880	$(1,220)	$10,660
Income (loss) before earnings from unconsolidated entities	$20,709	$(2,178)	$18,531
Net income (loss)	$31,728	$(2,178)	$29,550
Net income (loss) attributable to Shaw	$14,995	$(2,178)	$12,817
Net income (loss) attributable to Shaw per common share:
Basic	$0.18	$(0.03)	$0.15
Diluted	$0.18	$(0.03)	$0.15

Consolidated Statement of Cash Flow

The error did not impact our cash flows from operating activities, investing activities or financing activities for any of the periods affected.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Financial Statements

Fiscal Years Ended March 31, 2011, 2010 and 2009

Contents

Report of Independent Registered Public Accounting Firm	F-59

Combined Financial Statements

Combined Balance Sheets	F-60
Combined Statements of Operations and Comprehensive Income (Loss)	F-61
Combined Statements of Stockholders’ Equity	F-62
Combined Statements of Cash Flows	F-63
Notes to Combined Financial Statements	F-64

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Toshiba Nuclear Energy Holdings (US), Inc.
Toshiba Nuclear Energy Holdings (UK) Ltd.

We have audited the accompanying combined balance sheets of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. (the Company) as of March 31, 2011 and 2010, and the related combined statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. at March 31, 2011 and 2010, and the combined results of their operations and their cash flows for each of the three years in the period ended March 31, 2011 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the combined financial statements, the Company changed its method of accounting for noncontrolling interests with the adoption of the guidance originally issued in FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements (codified in FASB ASC Topic 810, Consolidation), effective April 1, 2009. As discussed in Note 11 to the combined financial statements, the Company changed its measurement date for pensions with the adoption of the guidance originally issued in FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (codified in FASB ASC Topic 715, Compensation – Retirement Benefits), effective April 1, 2008.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania
June 6, 2011

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.
Combined Balance Sheets

	March 31
	2011	2010
Assets	(In Thousands)
Current assets:
Cash and cash equivalents	$229,680	$198,433
Receivables, net of allowance for doubtful accounts of $244 and $459	519,814	457,568
Related-party receivables	1,102,372	615,119
Inventories, net	573,351	573,342
Costs and estimated earnings in excess of billings on uncompleted contracts	425,501	300,654
Amounts earned in excess of billings	77,853	95,826
Deferred income tax assets	127,203	76,298
Other current assets	186,519	169,234
Total current assets	3,242,293	2,486,474

Noncurrent assets:
Property, plant and equipment, net	1,076,248	872,695
Goodwill	2,861,676	2,806,618
Other intangible assets, net	1,796,209	1,854,423
Uranium assets	492,212	486,806
Investment in unconsolidated subsidiaries	18,659	13,534
Other noncurrent assets	58,601	116,506
Total noncurrent assets	6,303,605	6,150,582
Total assets	$9,545,898	$8,637,056

Liabilities and equity
Current liabilities:
Accounts payable	$484,182	$369,701
Related-party payables	250,521	40,447
Billings in excess of costs and estimated earnings on uncompleted contracts	1,239,154	1,165,831
Amounts billed in excess of revenue	308,142	244,049
Other current liabilities	573,881	458,875
Total current liabilities	2,855,880	2,278,903

Noncurrent liabilities:
Reserves for decommissioning matters	177,493	227,072
Benefit obligations	406,907	301,113
Deferred income tax liabilities	470,242	392,454
Note due to related party	–	104,954
Other noncurrent liabilities	252,596	230,212
Total noncurrent liabilities	1,307,238	1,255,805

Equity:
TNEH-US & TNEH-UK stockholders’ equity	5,224,397	4,978,604
Noncontrolling interests	158,383	123,744
Total equity	5,382,780	5,102,348
Total liabilities and equity	$9,545,898	$8,637,056

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Statements of Operations and Comprehensive Income (Loss)

	Year Ended March 31
	2011	2010	2009
	(In Thousands)

Net revenues	$4,735,228	$4,159,969	$3,395,298
Cost of goods sold	3,764,426	3,342,185	2,710,586
Gross profit	970,802	817,784	684,712

Marketing, administrative and general expenses	601,544	553,274	478,313
Amortization of intangibles	84,235	82,915	77,523
Income from operations	285,023	181,595	128,876

Interest and other (expense) income:
Interest income	3,433	2,697	16,775
Interest expense	(16,559)	(16,027)	(6,470)
Loss on foreign currency transactions, net	(11,021)	(5,674)	(23,267)
Other income (expense), net	5,291	77	(422)
Total interest and other (expense) income	(18,856)	(18,927)	(13,384)

Income before income taxes	266,167	162,668	115,492

Income tax provision	97,950	70,021	47,648
Combined net income	168,217	92,647	67,844
Less net income attributable to noncontrolling interests	10,144	6,324	264
Net income attributable to TNEH-US & TNEH-UK	$158,073	$86,323	$67,580

Combined net income	$168,217	$92,647	$67,844
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on derivatives	25,572	27,398	(15,550)
Change in unrecognized (losses) gains and prior service cost related to pension and other postretirement benefit plans	(28,032)	26,582	(96,823)
Unrealized foreign currency gain (loss) on translation adjustment	175,377	115,461	(844,470)
Other comprehensive income (loss), net of tax	172,917	169,441	(956,843)
Comprehensive income (loss)	341,134	262,088	(888,999)
Less comprehensive income attributable to noncontrolling interests	28,676	7,801	282
Comprehensive income (loss) attributable to TNEH-US & TNEH-UK	$312,458	$254,287	$(889,281)

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Statements of Stockholders’ Equity

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	TNEH-US & TNEH-UK Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In Thousands)

Balance at March 31, 2008	$5,400,000	$113,939	$236,416	$5,750,355	$4,728	$5,755,083
Cumulative effect of accounting for changing the measurement date of pension plans, net of tax effect of $3,687	–	(5,913)	–	(5,913)	–	(5,913)
Comprehensive (loss) income:
Net income attributable to controlling and noncontrolling interests	–	67,580	–	67,580	264	67,844
Unrealized loss on derivatives, net of tax effect of $2,902	–	–	(15,550)	(15,550)	–	(15,550)
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $(59,572)	–	–	(96,823)	(96,823)	–	(96,823)
Unrealized foreign currency (loss) gain on translation adjustment	–	–	(844,488)	(844,488)	18	(844,470)
Total comprehensive (loss) income	–	67,580	(956,861)	(889,281)	282	(888,999)
Dividends	–	(71,201)	–	(71,201)	(319)	(71,520)
Balance at March 31, 2009	5,400,000	104,405	(720,445)	4,783,960	4,691	4,788,651
Comprehensive income:
Net income attributable to controlling and noncontrolling interests	–	86,323	–	86,323	6,324	92,647
Unrealized gain on derivatives, net of tax effect of $(8,651)	–	–	27,398	27,398	–	27,398
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $(16,751)	–	–	26,582	26,582	–	26,582
Unrealized foreign currency gain on translation adjustment	–	–	113,984	113,984	1,477	115,461
Total comprehensive income	–	86,323	167,964	254,287	7,801	262,088
Noncontrolling interest related to acquisitions and cash contributions	–	–	–	–	112,728	112,728
Dividends	–	(59,643)	–	(59,643)	(1,476)	(61,119)
Balance at March 31, 2010	5,400,000	131,085	(552,481)	4,978,604	123,744	5,102,348
Comprehensive income:
Net income attributable to controlling and noncontrolling interests	–	158,073	–	158,073	10,144	168,217
Unrealized gain on derivatives, net of tax effect of $(8,710)	–	–	25,572	25,572	–	25,572
Change in unrecognized (losses) gains and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $19,729	–	–	(28,032)	(28,032)	–	(28,032)
Unrealized foreign currency gain on translation adjustment	–	–	156,845	156,845	18,532	175,377
Total comprehensive income	–	158,073	154,385	312,458	28,676	341,134
Noncontrolling interest related to acquisitions and cash contributions	–	–	–	–	8,055	8,055
Dividends	–	(66,665)	–	(66,665)	(2,092)	(68,757)
Balance at March 31, 2011	$5,400,000	$222,493	$(398,096)	$5,224,397	$158,383	$5,382,780

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Statements of Cash Flows

	Year Ended March 31
	2011	2010	2009
	(In Thousands)
Operating activities
Combined net income	$168,217	$92,647	$67,844
Adjustments to reconcile combined net income to net cash provided by operating activities:
Depreciation and amortization	196,351	172,997	148,597
Deferred income taxes	17,119	12,086	(1,109)
Loss on sale of property, plant and equipment	3,290	3,734	2,185
Impairment of definite-lived intangible assets	3,355	–	–
Loss on foreign currency transactions, net	11,021	5,674	23,267
Equity in earnings of unconsolidated subsidiaries	(2,097)	(1,614)	(265)
Changes in:
Receivables	(86,248)	(41,467)	(21,553)
Notes repaid by related parties	2,002,092	2,041,911	927,630
Notes issued to related parties	(2,430,961)	(2,443,769)	(884,872)
Inventories, net	96,997	94,463	(82,574)
Costs and estimated earnings in excess of billings on uncompleted contracts	(124,055)	288,108	(323,942)
Amounts earned in excess of billings	20,265	9,122	(6,269)
Other current assets	8,611	(9,779)	30,337
Other noncurrent assets	106,061	(18,479)	47,864
Accounts payable and other current liabilities	318,461	(89,124)	85,945
Billings in excess of costs and estimated earnings on uncompleted contracts	77,502	224,269	303,716
Amounts billed in excess of revenue	45,677	(73,639)	(1,375)
Other noncurrent liabilities	(39,786)	14,145	(52,653)
Net cash provided by operating activities	391,872	281,285	262,773

Investing activities
Purchases of property, plant and equipment	(287,755)	(268,783)	(168,503)
Acquisitions of businesses and intangible assets, net of cash acquired	(25,332)	(52,518)	(2,000)
Proceeds from sale of property, plant and equipment	3,401	250	17
Investment in unconsolidated subsidiaries	(1,826)	–	–
Net cash used in investing activities	(311,512)	(321,051)	(170,486)

Financing activities
Capital contributions from noncontrolling interests	8,055	8,083	–
Payment on capital lease obligations	(3,628)	(3,033)	(557)
Payment of secured debt	–	–	(50,000)
Proceeds from related-party notes	–	100,508	–
Dividends paid to TNEH-US & TNEH-UK stockholders	(66,665)	(59,643)	(71,201)
Dividends paid to noncontrolling interests	(2,092)	(1,476)	(319)
Net cash (used in) provided by financing activities	(64,330)	44,439	(122,077)

Effect of foreign currency translation	15,217	1,493	(65,374)
Net increase (decrease) in cash and cash equivalents	31,247	6,166	(95,164)
Cash and cash equivalents, beginning of year	198,433	192,267	287,431
Cash and cash equivalents, end of year	$229,680	$198,433	$192,267

Supplemental disclosures of cash flow information
Cash paid for interest	$11,513	$8,131	$2,145
Cash paid for income taxes	$52,378	$50,144	$46,173

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements

Fiscal Years Ended March 31, 2011, 2010 and 2009

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies

Description of Business

The accompanying combined financial statements include the accounts of the holding companies Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK) Ltd. (TNEH-UK) and subsidiaries (collectively, the Company). Toshiba Corporation (Toshiba) has a 67% controlling ownership in the Company. The remaining ownership is held by the Shaw Group Inc. (Shaw), 20%, National Atomic Company Kazatomprom (Kazatomprom), 10%, and IHI Corporation (IHI), 3%. Toshiba, Shaw, Kazatomprom and IHI have entered into Shareholders Agreements for TNEH-US (U.S. Shareholders Agreement) and TNEH-UK (UK Shareholders Agreement), which define the owners’ rights and obligations with respect to capitalization, management, control, dividends, shareholdings and certain other matters relating to TNEH-US and TNEH-UK.

TNEH-US and TNEH-UK are under common ownership, control and management, and therefore, their accounts have been combined. The Company operates on a fiscal year ended March 31. These combined financial statements are for the fiscal years ended March 31, 2011, 2010 and 2009.

The Company serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of commercial nuclear power plants.

Basis of Financial Statement Presentation and Preparation

The accompanying combined financial statements include the assets and liabilities of the Company, its wholly owned subsidiaries, jointly owned subsidiaries over which it exercises control, and entities for which it has been determined to be the primary beneficiary as of March 31, 2011 and 2010, and the results of operations and of cash flows for the fiscal years ended March 31, 2011, 2010 and 2009. Noncontrolling interest amounts relating to the Company’s less-than-wholly-owned consolidated subsidiaries are included within the “Net income attributable to noncontrolling interests” caption in the combined statements of operations and comprehensive income (loss) and within the “Noncontrolling interests” caption in the combined balance sheets. Investments in entities in which the Company has the ability to

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

exercise significant influence, but does not exercise control and is not the primary beneficiary are accounted for using the equity method and are included in “Investment in unconsolidated subsidiaries” in the combined balance sheets. Unless otherwise indicated, all dollar amounts in these combined financial statements and notes thereto are presented in thousands. All significant intercompany transactions and balances have been eliminated in combination. Certain amounts for prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2011.

Significant Accounting Policies

Use of estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition – The Company’s products are generally sold based upon purchase orders or contracts with customers that do not include right of return provisions or other significant post delivery obligations, beyond warranty obligations. Products are manufactured by a standard production process, even if manufactured to customers’ specifications. Revenue is recognized from product sales when title passes to the customer, the customer assumes risks and rewards of ownership, and collectability is reasonably assured.

Revenue from contracts to provide construction, engineering, design or other services is reported on the percentage-of-completion method of accounting. In almost all instances, the Company bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. In the case of modifications to the contract, revenue is recognized when the change order has been agreed to by the customer and approval is probable, but generally no margin is recognized until a final executed change order is obtained.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

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

Under certain contracts to supply nuclear fuel to operating plants, the Company may receive advanced payments ahead of shipments or it may ship and defer billing for a short period of time. Revenue is generally recognized when the product is shipped and risk of loss is transferred to the customer for these contracts. Billings prior to revenue recognition for these contracts are reported as amounts billed in excess of revenue in the accompanying combined balance sheets. Deferred billings after product has shipped are reported as amounts earned in excess of billings in the accompanying combined balance sheets.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Shipping and handling costs – The Company expenses shipping and handling costs as incurred. These costs are included in cost of goods sold.

Research and development expenditures – Research and development expenditures on projects not specifically recoverable directly from customers are charged to operations in the year in which incurred. The Company recorded $75,962, $52,826 and $43,133 of research and development costs, net of reimbursements discussed below, which are included in marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

The NuStart Energy Development, LLC (NuStart) was formed in 2004 with the purpose of obtaining a Construction and Operating License (COL) from the U.S. Nuclear Regulatory Commission (NRC) for an advanced nuclear power plant and to complete the design engineering for two selected reactor technologies. The NuStart consortium participants consist of ten members and two reactor vendors, one of which is Westinghouse for its AP1000 reactor design. Under the NuStart consortium arrangement, work is performed and the Company receives funding through a Direct Cooperative Agreement with the Department of Energy (DOE) for research and development costs, design finalization costs and costs associated with COL activities. The Company recorded $68,748, $93,891 and $51,469 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, of this funding as a reduction of indirect product costs within the marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss).

Environmental costs – Environmental expenditures that do not extend the service lives of assets or otherwise benefit future years are expensed. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. The Company records liabilities when environmental assessments or remedial efforts are probable and the costs can be reasonably estimated. Such estimates are adjusted, if necessary, as new remediation requirements are defined or as additional information becomes available.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Income taxes – TNEH-US and its U.S.-based subsidiaries file a consolidated federal income tax return. The Company files other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Valuation allowances are recorded against deferred tax assets in situations where significant uncertainty exists relative to sufficient future taxable income in certain jurisdictions to use the benefits associated with the deferred tax assets. At March 31, 2011 and 2010, the Company recorded $32,029 and $32,622, respectively, as valuation reserves, which are included as a reduction to deferred tax assets in the accompanying combined balance sheets. See Note 12 for additional information.

Translation of foreign currencies – The local currencies of the Company’s foreign operations have been determined to be their functional currencies. Assets and liabilities of foreign operations are translated into U.S. dollars at exchange rates at the balance sheet date. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of accumulated other comprehensive income. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the period. Gains and losses arising from transactions denominated in currencies other than the functional currency are included in the results of operations of the period in which they occur. Deferred taxes are not provided on translation gains and losses because the Company expects earnings of all foreign operations to be permanently reinvested.

Fair value accounting – Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). The fair value of financial instruments classified as cash and cash equivalents, receivables, related-party receivables, accounts payable, related-party payables, and note due to related party approximates carrying value due to the short-term nature or the relative liquidity of the instrument.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

•	Level 1 – Unadjusted quoted prices in active markets that are accessible to the reporting entity at the measurement date for identical assets and liabilities.

•
Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

–	quoted prices for similar assets and liabilities in active markets

–	quoted prices for identical or similar assets or liabilities in markets that are not active

–	observable inputs other than quoted prices that are used in the valuation of the asset or liabilities (e.g., interest rate and yield curve quotes at commonly quoted intervals)

–	inputs that are derived principally from or corroborated by observable market data by correlation or other means

•
Level 3 – Unobservable inputs for the asset or liability (i.e., supported by little or no market activity. Level 3 inputs include management’s own assumption about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety.

Cash and cash equivalents – For the purposes of the combined financial statements, all highly liquid debt instruments with original maturities of three months or less are considered to be cash equivalents. Cash and cash equivalents may at times exceed federally insured amounts for United States bank accounts.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Receivables – Credit is regularly extended to customers for purchases made in the ordinary course of business based upon the Company’s assessment of creditworthiness. Collection of customer receivables generally occurs within 90 days from billing; billing generally occurs according to terms provided in contractual agreements. A valuation allowance is provided for those accounts for which collection is estimated as doubtful; uncollectible accounts are written off and charged against the allowance. Increases in the allowance are charged to marketing, general and administrative expenses in the accompanying combined statements of operations and comprehensive income (loss). Accounts are judged to be delinquent principally based on contractual terms. In estimating the allowance, management considers, among other things, how recently and how frequently payments have been received and the financial position of the customer.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out (FIFO) or average cost method depending on the nature of the inventory. Inventories are reported net of any related reserves. The elements of cost included in inventories are direct labor, direct material and certain overhead, including depreciation.

Uranium assets – Uranium, held in various forms, is primarily used in the manufacturing operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company classifies all uranium working stock as a noncurrent asset, and the majority of this is denominated in Great Britain Pounds. The Company also holds an amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. Uranium inventory is stated at the lower of cost or market. At March 31, 2011, the spot prices of the uranium inventory that the Company had available for sale was not below cost, therefore no reserve was required. At March 31, 2010, the spot price for natural uranium was below the carrying value of the surplus uranium inventory, and the Company recorded a reserve against the uranium inventory of $827. See Note 8 for additional information.

Pre-contract costs – The Company capitalized certain Long Lead Material items relative to AP1000 projects not yet contracted but deemed probable of being obtained as pre-contract costs. At March 31, 2011 and 2010, $91,308 and $73,846, respectively, of such costs were included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying combined balance sheets.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Significant pre-contract costs include reservation fees paid for forging slots to be used for future AP1000 projects and payments to fabricators for certain long lead material equipment. The Company will assign these reservation fees and payments on long lead material equipment to project costs as they are assigned to new projects. Of the capitalized pre-contract costs noted above, $30,814 and $30,814 represent reservation fees, and $26,575 and $39,746 represent payments on long lead material equipment as of March 31, 2011 and 2010, respectively.

For the fiscal year ended March 31, 2011, the Company also incurred $26,853 of costs associated with AP1000 licensing that were capitalized as pre-contract costs in anticipation of award of an AP1000 project deemed probable in the United Kingdom. In the event the customer does not select the AP1000 technology or defers the technology selection for an extended period of time, the customer will reimburse the Company 50% of proven additional generic design assessment (GDA) licensing cost incurred during the fiscal year ended March 31, 2011. The reimbursement is based on the successful completion of the agreed GDA criteria.

Property, plant and equipment – Additions and improvements to property, plant and equipment are recorded at cost (including decommissioning costs where appropriate). Construction in progress is recorded at cost and is not depreciated until placed in service.

Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets. The estimated lives used for depreciation purposes are:

Buildings and improvements	13 to 60 years
Machinery and equipment	3 to 20 years
Computer hardware and software	3 to 10 years

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Maintenance and repairs are charged to expense as incurred; renewals and betterments are capitalized. When property, plant and equipment are sold or otherwise disposed of, the asset and related accumulated depreciation and amortization accounts are relieved and any resulting gain or loss is reflected in earnings.

The Company recognizes asset retirement obligations (ARO), in accordance with asset retirement and environmental obligations accounting, for decommissioning and other legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and for conditional ARO in which the timing or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Company recognizes the fair value of a liability for an ARO in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 10 for additional information.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. During the software application development state, capitalized costs include the cost of the software, external consulting costs and internal payroll costs for employees who are directly associated with a software project. Similar costs related to software upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it previously was incapable of performing. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. The Company amortizes capitalized software costs on straight-line basis over the expected useful lives of the software, ranging from 3 to 10 years and commencing upon operational use.

Goodwill and other intangible assets – Goodwill and intangible assets with indefinite lives are required to be tested annually for impairment, with more frequent tests required if indications of impairment exist. The Company conducts its tests of goodwill impairment on an annual basis on October 1 and on an interim basis as necessary using a two-step process. Step one is to evaluate the fair value of the reporting units and compare that to their respective carrying values. If the carrying value exceeds the fair value, the reporting unit is determined to have failed step one and must proceed to step two. Step two requires the Company to determine the implied value of the reporting unit goodwill using the same manner used during business combination accounting. If the implied value of goodwill is less than the carrying value, the reporting unit’s goodwill is

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

deemed to be impaired, and the goodwill must be written down to implied value. The Company primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance and general and administrative costs. In estimating cash flows, the Company incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors into its revenue and expense forecasts. See Note 7 for additional information.

Other intangible assets with definite lives are recorded at fair market value at the time of acquisition and are amortized over their estimated useful lives. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if the Company is unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. See Notes 3 and 7 for additional information.

Impairment of long-lived assets and definite-lived intangible assets – The carrying values of long-lived assets, which include property, plant and equipment, and definite-lived intangible assets, are evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future net cash flows is less than book value, and if required, such adjustments would be measured based on discounted cash flows. The Company recorded a $3,355 impairment of definite-lived intangible assets, which is included in marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss) for the fiscal year ended March 31, 2011. There was no impairment of long-lived assets or definite-lived intangible assets for the fiscal years ended March 31, 2010 and 2009. See Note 7 for additional information.

Pensions and postretirement benefits – The Company provides postretirement benefits in the form of pensions, defined medical, dental and life insurance for eligible retirees and dependents for the benefit of the majority of employees.

The contributions to each of the funded pension plans are based on independent actuarial valuations designed to secure or partially secure the benefits as defined by local country rules. The plans are funded by contributions from the Company, and for certain plans partly from the contributions of employees, to separately administered funds. Actuarially calculated costs are charged in the accompanying combined statements of operations and comprehensive income

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

(loss) so as to spread the cost of pensions over the employees’ working lives. The normal cost is attributed to years of employment using a projected unit credit method. Variations in projected net pension liability from the actuarial assumptions, which are identified as a result of actuarial valuations, are amortized over the average expected remaining working lives of employees. The disclosures for the Company’s pension plans are detailed in Note 11.

Derivative instruments – The Company enters into derivative contracts to minimize the risk to cash flows from exposure to fluctuations in foreign exchange rates. The Company recognizes all derivatives on the combined balance sheets at fair value. Derivative contracts entered into by the Company may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) if certain conditions are met. For all hedge contracts, the Company prepares formal documentation of the hedge in accordance with derivatives and hedging accounting. In addition, at inception and every three months, the Company formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. The Company documents hedging activity by transaction type and risk management strategy. The effective portion of the derivative instruments’ gains or losses due to change in fair value, associated with the cash flow hedges, are recorded as component of accumulated other comprehensive (loss) income (OCI) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. Cash inflows and outflows related to derivative instruments are a component of operating cash flows in the accompanying combined statements of cash flows. Recognized gains or losses on hedged derivative instruments are included in foreign currency gains and losses in the accompanying combined statements of operations and comprehensive income (loss). A nonhedged derivative’s change in fair value is recognized in earnings. The company does not enter into derivative instruments or hedging activities for speculative or trading purposes. See Note 4 for additional information.

Concentrations of credit and other risks – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company’s practice to place its cash equivalents in high-quality securities with various investment institutions. The Company derives the majority of its revenue from sales and services, including engineering and construction, to the energy industry. For the fiscal year ended March 31, 2011, there was one customer who individually accounted for greater than 10% of total revenue, representing 13.0%. These revenues were recorded primarily in the Company’s

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Nuclear Power Plants segment. Trade receivables are generated from a broad and diverse group of customers. At March 31, 2011, there was one customer who accounted for more than 10% of receivables reported in the accompanying combined balance sheets, equaling 10.2%. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable.

The Company may have limited exposure to credit-related losses in the event of nonperformance by counterparties to derivative instruments. The Company enters into derivative instruments with a diverse group of financial institutions, which are selected based on their credit ratings, profitability, balance sheets, and a capacity for timely payment of financial commitments. Agreements with certain counterparties contain master netting arrangements that offset our exposure with that counterparty. The Company continually monitors its positions and the credit ratings of its counterparties. As a result of these considerations, the Company considers the impact of risk of counterparty default to be immaterial.

Approximately 6.5% of the Company’s workforce is union represented subject to collective bargaining agreements as of March 31, 2011. The individual unions may limit our flexibility in dealing with our workforce. Any work stoppage or instability within the workforce could delay the production or development of our products. This could strain relationships with customers and cause a loss of revenues, which would adversely affect our operations.

Subsequent events – The Company has evaluated subsequent events through June 6, 2011, the date the financial statements were available to be issued. The Company has determined any subsequent events that would require disclosure in or adjustment to the accompanying combined financial statements have been properly recognized or disclosed.

Recently adopted accounting pronouncements – The following new accounting standards have been adopted by the Company during the fiscal year ended March 31, 2011:

In December 2007, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to noncontrolling interests. This guidance changes the accounting, reporting and disclosure standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (noncontrolling interest) is an ownership interest in the consolidated entity that should be reported as equity in the combined

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

financial statements and separately from the Company’s equity. Among other requirements, this guidance requires net income to be reported at amounts that include the amounts attributable to both the Company and the noncontrolling interests. It also requires that both amounts are disclosed on the face of the combined statements of operations and comprehensive income (loss). This guidance is effective for fiscal years beginning after December 15, 2008, and the Company adopted this guidance effective April 1, 2009. The disclosure provisions of this guidance have been applied to all periods presented in the accompanying combined financial statements. The adoption has not had a significant effect on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance related to the consolidation of variable interest entities, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The guidance requires a periodic reassessment of whether a company is the primary beneficiary of a variable interest entity. The guidance also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The Company adopted this guidance effective April 1, 2010 resulting in no changes to previous conclusions with respect to variable interest entities. See Note 19 for the Company’s disclosures regarding variable interest entities.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy, including the reasons and the timing of the transfers. The guidance also clarifies existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The Company adopted this guidance effective April 1, 2010, and the adoption of this guidance had no impact on the combined financial statements. There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended March 31, 2011.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Recently issued accounting pronouncements – The following new accounting standards have been issued, but have not yet been adopted by the Company, as of March 31, 2011:

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. This accounting guidance provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adopting this guidance on its combined financial statements.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of assets and liabilities measured under Level 3 of the fair value hierarchy. This guidance is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this guidance will have an impact on its combined financial statements as the Company does not carry any assets or liabilities measured under Level 3.

In October 2010, the FASB issued guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of this guidance will have an impact on its combined financial statements as the Company does not have any reporting units with zero or negative carrying amounts.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

2. Acquisitions

On March 29, 2010, the Company entered into a long-term lease with the Nuclear Decommissioning Authority (NDA) for the Springfields Nuclear Fuel manufacturing site in Lancashire, England, effective April 1, 2010. In conjunction with this lease, the Company acquired Springfields Fuels Limited (SFL), which will operate the site. The total transaction value at the time of the sale was $22,482, consisting of cash paid to the seller. The Company incurred $2,594 and $1,877 of acquisition costs during the fiscal years ended March 31, 2011 and 2010, respectively. These costs are included within marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss). The results of SFL have been included in the Company’s combined results from April 1, 2010 onward.

The purchase price allocation for the SFL acquisition was allocated primarily to inventory. There were no intangible assets or goodwill acquired with this transaction. In conjunction with the acquisition of SFL, the Company entered into a 150-year lease with the NDA for the facility located at the Springfields Nuclear Fuels manufacturing site. The leased facility is included within buildings and leasehold improvements under property, plant and equipment, net on the accompanying combined balance sheets. The gross and net carrying values of facilities under the capital leases was $14,089 as of the acquisition date. The related capital lease obligation of $14,089 is included within noncurrent liabilities in the accompanying combined balance sheets. Payments on the capital lease obligation are deferred for an eight-year period and begin in the fiscal year ending March 31, 2019.

On May 7, 2009, the Company acquired 52% of Nuclear Fuel Industries, Ltd. (NFI), Japan’s sole producer of nuclear fuel for both boiling-water and pressurized-water reactors. The total cash paid for the acquisition at the time of the sale was $113,400. Funding for the transaction consisted of cash paid to the seller of $12,892 and debt incurred of $100,508 to a related party. An additional cash payment of $6,372 was paid in July 2009 bringing the total purchase price to $119,772. Cash and cash equivalents acquired as a result of the transaction was $80,604, resulting in net cash used to acquire NFI of $39,186. The acquired other intangible assets primarily consisted of contracted customer relationships in the amount of $75,420 amortizable over a weighted-average life of 15.7 years and developed technology in the amount of $8,274 amortizable over 24 years.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

2. Acquisitions (continued)

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

2. Acquisitions (continued)

The Nuclear Fuel segment was allocated the goodwill from the NFI acquisition which reflects the benefits the Company expects to receive from expanding the fuel operations in this geographic area.

Noncontrolling interest was valued by using the price that the Company will pay to purchase the remaining 48% holding along with projected dividends. This was then compared to the transaction price of purchasing 52% of NFI, including the purchase price adjustment, using a minimal discount rate. An average amount was used based on the two results.

In the fiscal year ended March 31, 2010, the Company recognized $5,484 of acquisition-related costs. Of this amount, $3,600 was incurred in the fiscal year ended March 31, 2009 but was deferred until the fiscal year ended March 31, 2010. These expenses are included within the marketing, administrative and general expenses line in the accompanying combined statements of operations and comprehensive income (loss).

The results of NFI have been included in the Company’s combined results from May 7, 2009 onward.

On July 30, 2009, the Company acquired CS Innovations, LLC (CSI), a leading Instrumentation and Control (I&C) nuclear product supplier to the digital I&C safety system upgrade market for a cash payment of $12,000 at the time of the sale and contingent payments of $18,000 to be paid over the next three years when certain milestones are achieved. Of this $18,000, $7,975 was allocated to purchase price, shown as a liability, and any adjustments to this liability will be recorded in the combined statements of operations and comprehensive income (loss). Total purchase price was $19,975. The purchase price allocation for CSI was recorded in the year ended March 31, 2010, and the majority of the cash paid was allocated to intangible assets for developed technology in the amount of $19,300 with an amortizable life of twenty years, $250 to a non-compete agreement with an amortizable life of three years, $140 to a brand name with an amortizable life of five years, and the residual amount as fixed assets. The results of CSI have been included in the Company’s combined results from July 30, 2009 onward. In December 2010, $1,500 was paid to former owners as a result of achieving certain milestones. The amount was removed from the liability mentioned above. The former owners have contested the calculation of milestones earned to date and the matter is under mediation. The Company does not believe that payments on earned milestones resulting from mediation will exceed the recorded liability.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

2. Acquisitions (continued)

In November 2007, the Company acquired Carolina Energy Solutions (CES) for $38,418. Of the total purchase price, $30,418 was cash paid at time of acquisition and $8,000 was contingent consideration to be paid to the former owners of CES. Payments, on the anniversary of closing, were contingent upon the former owners remaining employees of CES. The Company paid $1,350, $1,350 and $2,000 in contingent consideration in the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

3. Business Segments

Reportable segments are identified by the Company’s management based on the service provided or product sold by the segment. The segments mirror the way the Company’s chief operating decision-maker regularly reviews operating results, assesses performance and allocates resources across the Company.

The Company has restructured its internal organization effective July 1, 2010 to include an additional business segment called Nuclear Automation. This business segment previously operated within Nuclear Services. The Company also established a new reporting model effective July 1, 2010 consisting of three geographically based regions: Europe, the Middle East and Africa (EMEA), Asia and the Americas.

The segments used for management reporting are as follows:

Nuclear Fuel – Nuclear Fuel is a vertically integrated provider of uranium procurement, specialty metal alloy production, conversion of enriched uranium to fuel pellets, fuel assembly fabrication and engineering services to the global market of pressurized water reactors, boiling water reactors, and the United Kingdom fleet of advanced gas cooled and Magnox reactors.

Nuclear Services – Nuclear Services offers products and engineering, inspection, maintenance and repair services that keep nuclear power plants operating safely and competitively worldwide. Nuclear Services personnel work closely with customers in the following areas: field services, engineering analysis and installation and modification services.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

3. Business Segments (continued)

Nuclear Automation – Nuclear Automation offers global products and services to operating and new nuclear power plant designs. Products and services are mainly comprised of full-scope Instrumentation and Control (I&C) solutions; product development, design, assembly and testing of advanced I&C products, including control system component services; and outage support and training.

Nuclear Power Plants – Nuclear Power Plants offers new plant designs, licensing, engineering and component design. Nuclear Power Plants enters into contracts to build nuclear power plants around the world that range from project management activities to full Engineer, Procure and Construct (EPC) contracts.

Eliminations/Corporate Center – Eliminations relate to intercompany sales. Corporate Center expenses relate to unallocated expenses. Corporate Center assets include cash and cash equivalents, prepaid assets, deferred tax assets and property, plant and equipment.

Revenue, income (loss) from operations, total assets, goodwill, and certain other amounts of income and expense consisted of the following by business segment for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

	2011	2010	2009
Net revenue:
Nuclear Fuel	$1,580,406	$1,396,909	$962,432
Nuclear Services	1,495,065	1,510,711	1,448,844
Nuclear Automation	374,264	307,638	226,112
Nuclear Power Plants	1,316,940	959,993	769,679
Eliminations	(31,447)	(15,282)	(11,769)
Total	$4,735,228	$4,159,969	$3,395,298

Income (loss) from operations:
Nuclear Fuel	$140,391	$67,311	$37,456
Nuclear Services	127,453	108,047	118,752
Nuclear Automation	21,020	25,788	5,981
Nuclear Power Plants	20,931	3,105	(8,519)
Corporate Center	(24,772)	(22,656)	(24,794)
Total	$285,023	$181,595	$128,876

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

3. Business Segments (continued)

	2011	2010	2009
Depreciation expense:
Nuclear Fuel	$45,160	$37,790	$23,802
Nuclear Services	29,265	23,095	20,123
Nuclear Automation	2,101	2,311	1,312
Nuclear Power Plants	2,781	1,997	1,682
Corporate Center	32,809	24,889	24,155
Total	$112,116	$90,082	$71,074

Amortization expense of definite-lived intangible assets:
Nuclear Fuel	$26,137	$21,935	$20,453
Nuclear Services	19,211	22,360	18,491
Nuclear Automation	8,066	7,724	7,132
Nuclear Power Plants	30,821	30,896	31,447
Total	$84,235	$82,915	$77,523

	2011	2010
Total assets:
Nuclear Fuel	$3,273,288	$2,798,428
Nuclear Services	2,135,466	1,900,346
Nuclear Automation	694,721	670,558
Nuclear Power Plants	2,703,256	2,581,094
Corporate Center	739,167	686,630
Total	$9,545,898	$8,637,056

	2011	2010
Goodwill:
Nuclear Fuel	$48,203	$47,275
Nuclear Services	741,578	727,313
Nuclear Automation	407,441	399,603
Nuclear Power Plants	1,664,454	1,632,427
Total	$2,861,676	$2,806,618

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

3. Business Segments (continued)

Revenue by geographical region is determined based on the location of the customers to whom the services are provided and products are sold. Revenue consists of the following by geographical region for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

	2011	2010	2009

Americas	$2,561,432	$2,118,473	$1,904,839
EMEA	1,043,238	1,047,709	955,708
Asia	1,130,558	993,787	534,751
Total	$4,735,228	$4,159,969	$3,395,298

Total assets by geographical region is determined based on the physical location of the asset. Total assets consist of the following by geographical region at March 31, 2011 and 2010.

	2011	2010

Americas	$5,673,443	$5,212,006
EMEA	3,203,487	2,802,947
Asia	668,968	622,103
Total	$9,545,898	$8,637,056

4. Derivative Instruments and Hedging Activities

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

4. Derivative Instruments and Hedging Activities (continued)

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

The following table presents the fair values of derivative instruments included in the combined balance sheets as of March 31, 2011 and 2010:

	Asset Derivatives
	Balance Sheet	March 31, 2011	March 31, 2010
	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$37,276	$15,252
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	18,671	4,640
Total asset derivatives		$55,947	$19,892

	Liabilities Derivatives
	Balance Sheet	March 31, 2011	March 31, 2010
	Location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current liabilities	$(9,194)	$(19,640)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current liabilities	(5,030)	(5,194)
Total asset derivatives		$(14,224)	$(24,834)

Net asset (liability) position		$41,723	$(4,942)

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

4. Derivative Instruments and Hedging Activities (continued)

The following table presents the effect of derivative instruments on the combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2011, 2010 and 2009:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009

Foreign exchange contracts	$38,032	$42,601	$(14,717)

	Amount of Gain (Loss) Reclassified From Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009	Location

Foreign exchange contracts	$(3,750)	$(6,552)	$(9,910)	Other income (expense)

	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009	Location

Foreign exchange contracts	$(1,767)	$4,502	$(16,952)	Other income (expense)

	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	2011	2010	2009	Location

Foreign exchange contracts	$14,202	$25,928	$(42,296)	Other income (expense)

(a)	Note that Westinghouse utilizes a spot to spot rate, therefore in effect all testing is effective.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

4. Derivative Instruments and Hedging Activities (continued)

Assuming market rates remain the same, the Company estimates $12,193 of the unrealized net losses on these cash flow hedges to be reclassified into earnings in the fiscal year ended March 31, 2012. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective, and as a result, the amount of unrealized gain or loss associated with those hedges would be reclassified from other comprehensive income into earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the current year. At March 31, 2011, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transactions is through July 2017.

5. Inventories

At March 31, 2011 and 2010, inventories consist of the following:

	2011	2010

Raw materials and consumables	$188,996	$137,896
Work in process	163,514	125,111
Finished goods	224,150	214,495
Engineering inventory	17,367	6,618
Uranium inventory available for sale	1,218	105,621
Gross inventories	595,245	589,741
Inventory reserve	(21,894)	(16,399)
Inventories	$573,351	$573,342

Inventories other than those related to long-term contracts are generally sold within one year.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

6. Property, Plant and Equipment

At March 31, 2011 and 2010, property, plant and equipment consist of the following:

	2011	2010

Land	$42,475	$41,169
Buildings and improvements	317,861	291,621
Machinery and equipment	781,508	565,872
Computer software	61,727	43,284
Construction in progress	223,440	188,110
Total	1,427,011	1,130,056
Less accumulated depreciation	350,763	257,361
Property, plant and equipment, net	$1,076,248	$872,695

Depreciation expense for the fiscal years ended March 31, 2011, 2010 and 2009 has been classified in the accompanying combined statements of operations and comprehensive income (loss) as follows:

	2011	2010	2009

Cost of goods sold	$91,663	$77,062	$53,042
Marketing, administrative and general expenses	20,453	13,020	18,032
Total	$112,116	$90,082	$71,074

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

7. Goodwill and Intangible Assets

As of March 31, 2011 and 2010, goodwill consisted of the following:

	2011	2010

Balance, beginning of year	$2,806,618	$2,765,465
Business acquisitions	–	1,147
Foreign currency translation adjustment	55,058	40,006
Balance, end of year	$2,861,676	$2,806,618

Of the amount of goodwill and indefinite lived intangibles at March 31, 2011, only $850,691 is amortizable for income tax purposes. Approximately $67,099 of amortization will be deducted in tax returns for the fiscal year ended March 31, 2011.

The Company conducts its tests of goodwill impairment on an annual basis on October 1 and on an interim basis as necessary at the Business Segment level. As of the October 1, 2010 annual impairment test, the fair value of each reporting unit was higher than that of its respective carrying value. The Company subsequently considered the impact of the March 2011 earthquake and tsunami in Japan that damaged the Fukushima Power Plant and related potential consequences to the global nuclear industry. After considering these events and the results of the annual impairment test performed as of October 1 for each of its reporting units, the Company determined that it was necessary to perform an interim impairment test only for the Nuclear Automation reporting unit as of March 31, 2011. The results of this test indicated that the fair value of this reporting unit was higher than the carrying value at March 31, 2011, and as such, a step two analysis to determine impairment of goodwill was not required for Nuclear Automation. The Company will continue to closely monitor the regulatory, political and public reaction to the events in Japan with respect to the global nuclear industry, and it is possible that additional interim testing could be required in future periods.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

7. Goodwill and Intangible Assets (continued)

The carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2011 and 2010 are as follows:

	Life	2011	2010

Contracted customer relationships	5–24	$116,226	$108,156
Noncontracted customer relationships	25	200,268	198,980
Developed technology	20–25	1,420,348	1,407,693
Brand name	Indefinite	405,334	402,810
Brand name	3	140	140
Patent	20	7,500	7,500
Total		2,149,816	2,125,279
Accumulated amortization		(353,607)	(270,856)
Intangible assets, net		$1,796,209	$1,854,423

Amortization expense was $84,235, $82,915 and $77,523 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

In September 2010, the South African government shut down the Pebble Bed Modular Reactor (PBMR) project, which was a significant project to Westinghouse South Africa (WESA), a subsidiary of the Company within the Nuclear Services Product Line. This action resulted in an impairment of $1,635 related to Contracted Customer Relationships and $1,720 related to Developed Technology assets at WESA as they were closely linked to PBMR and the Company was unable to find other uses for these purchased intangible assets. The total impairment of $3,355 brought the net values of these assets to zero and was included in marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss) in March 2011.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

7. Goodwill and Intangible Assets (continued)

The table below presents the expected amortization expense for definite-lived intangible assets for the next five years and thereafter as of March 31, 2011. The amortization amounts disclosed below are estimates. Actual amounts may differ from these estimates due to such factors as sales or impairments of intangible assets, acquisition of additional intangible assets, foreign currency translation and other events.

For the fiscal year ending March 31:
2012	$83,609
2013	81,372
2014	77,484
2015	74,816
2016	75,879
Thereafter	997,715
Total	$1,390,875

8. Uranium Assets

Uranium, held in various forms, is primarily used in the nuclear fuel fabrication operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company holds an additional amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. Such sales depend on many factors, including market price conditions, availability of willing purchasers and projected internal needs for uranium. During the fiscal year ended March 31, 2011, the Company completed seven sales transactions to sell a total of 627 thousand tonnes uranium (teU) and 200 thousand separate work units (SWU) for a total of $145 million. During the fiscal year ended March 31, 2010, the Company completed two sales transactions to sell a total of 511 teU, 78 thousand conversion services (CS) and 20 thousand SWU for a total of $70 million.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

8. Uranium Assets (continued)

The Company recognizes revenue on the sales of uranium when the uranium is delivered and title passes to the customer. Below is the classification of uranium assets within the accompanying combined balance sheets as of March 31, 2011 and 2010.

	2011	2010
Current uranium assets:
Inventory held for sale under contract	$–	$40,355
Surplus available for sale	1,218	65,266
Gross uranium inventory	1,218	105,621
Reserve to reduce cost to market	–	(827)
Net uranium inventory	1,218	104,794

Noncurrent uranium assets:
Uranium working stock	488,754	483,569
Uranium leased to external party	3,458	3,237
Uranium assets	492,212	486,806
Net uranium assets	$493,430	$591,600

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

9. Other Current and Noncurrent Assets

At March 31, 2011 and 2010, other current assets and other noncurrent assets consist of the following:

	2011	2010
Other current assets:
Prepaid insurance, taxes and other services	$89,169	$97,524
Derivative instruments, at fair value	55,947	19,892
Contract receivable	26,474	18,200
Indemnity for Hematite decommissioning	–	15,717
Other	14,929	17,901
Other current assets	$186,519	$169,234

Other noncurrent assets:
Contractual asset for postretirement benefit costs	$21,684	$29,505
Pension asset	10,472	7,468
Restricted cash	1,427	751
Indemnity for Hematite decommissioning	–	54,702
Other	25,018	24,080
Other noncurrent assets	$58,601	$116,506

Restricted cash of $1,427 at March 31, 2011, is held pursuant to the following: (1) Sweden law requiring Westinghouse to fund Nuclear Decommissioning of $676, and (2) customer contracts in lieu of other financial security of $751. At March 31, 2010, restricted cash of $751 related only to customer contracts in lieu of other financial security. The requirement to maintain restricted cash balances pursuant to customer contracts expire by October 2012.

In February 2011, the Company executed an agreement with ABB Handels (ABB) and received payment for indemnifiable costs associated with the Hematite decommissioning project. The Company also settled with other parties associated with Hematite. See Notes 10 and 14 for additional information.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

10. Asset Retirement Obligations (ARO)

The Company recognizes an ARO at its fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. An asset is also recorded equal to the fair value of the liability when incurred. The asset carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to the asset) and for accretion of the liability due to the passage of time. Retirement dates are consistent with the economic useful life of the related asset and are reviewed on an annual basis or as facts dictate. Additional depreciation expense is recorded prospectively for any plant and equipment increases.

The Company’s ARO relate primarily to the decommissioning of licensed nuclear facilities. These obligations address the decommissioning, cleanup and release for acceptable alternate use of such facilities.

The ARO is adjusted each period for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the estimated cash flows. Management uses various sources to produce detailed reviews of the ARO, which occur every five years, except in the U.S. for facilities subject to regulation by the NRC, which requires detailed reviews every three years for nuclear material license holders. Net present value calculations are made by escalating current year values by an estimated inflation rate per annum to the end of site life to estimate future cash flows required to settle the obligation. The estimated future cash flows are discounted using an interest rate equal to the risk-free rate adjusted for the effect of the Company’s credit standing based on the maturity dates that coincide with the expected timing of the estimated cash flows.

Under the terms of the 2000 ABB Nuclear Purchase Agreement, ABB provided the Company certain indemnities relative to cleanup costs at the Hematite, Missouri fuel facility, and other smaller locations included in the purchase. In the current year, the Company completed an agreement with ABB for payment of indemnifiable costs. The agreement releases ABB from all liability related to its former sites. In conjunction with the negotiations with ABB, the Company reevaluated decommissioning project risks that could be incurred at these sites. As of March 31, 2011 and March 31, 2010, the Company had a reserve of $108,900 and $91,110, respectively, included in reserves for decommissioning matters. The Company is currently reviewing all options to complete the remediation activities at the Hematite location. Certain options could result in settlement of this liability within the next 12 months, and as such, the entire balance has been classified as current.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

10. Asset Retirement Obligations (ARO) (continued)

Changes to the ARO presented as reserve for decommissioning matters in the accompanying combined balance sheets, for the fiscal years ended March 31, 2011 and 2010 are as follows:

	2011	2010

Balance, beginning of year	$264,277	$252,786
Liabilities settled	(14,855)	(15,181)
Foreign currency translation effect	3,499	3,252
Liabilities incurred	34,721	16,805
Accretion expense	7,810	6,615
Balance, end of year	$295,452	$264,277

Of the above balances as of March 31, 2011 and 2010, $117,959 and $37,205, respectively, are included in other current liabilities in the accompanying combined balance sheets, which represent the expected settlement of liabilities over the year after the combined balance sheet dates.

11. Pension and Other Postretirement Benefit Plans

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

The following table presents the net periodic pension costs covering current and former employees of the Company for the fiscal years ended March 31, 2011, 2010 and 2009:

	2011			2010			2009
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Service cost	$56,722	$19,944	$76,666	$43,261	$4,757	$48,018	$40,013	$2,008	$42,021
Interest cost	33,539	9,295	42,834	28,453	8,875	37,328	23,344	7,690	31,034
Expected return on plan assets	(36,599)	(5,205)	(41,804)	(31,684)	(3,227)	(34,911)	(26,113)	(3,155)	(29,268)
Amortization of prior service cost	625	4	629	443	–	443	234	–	234
Amortization of unrecognized net loss (gain)	1,523	84	1,607	363	182	545	(46)	(22)	(68)
Ongoing periodic pension cost	55,810	24,122	79,932	40,836	10,587	51,423	37,432	6,521	43,953
Settlement charges	–	–	–	–	468	468	–	1,420	1,420
Net periodic benefit cost	$55,810	$24,122	$79,932	$40,836	$11,055	$51,891	$37,432	$7,941	$45,373

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

The assumptions used to develop the net periodic pension cost and the present value of benefit obligations for the fiscal year ended March 31, 2011 are shown below.

	U.S.	Non-U.S. Average

Discount rate for obligations	5.40%	4.20%
Discount rate for expense	5.65%	4.16%
Compensation increase rate for obligations	4.50%	3.77%
Compensation increase rate for expense	4.00%	3.76%
Long-term rate of return on plan assets	8.00%	4.22%

The Company adjusts the discount rate to reflect current and expected-to-be-available interest rates on high-quality, fixed-income investments expected to be available to the Company at the end of each year.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

The following table sets forth the aggregate funded status and changes in benefit obligations and plan assets of the defined benefit pension plans and amounts recognized in the accompanying combined balance sheets as of March 31, 2011 and 2010, respectively:

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Accumulated benefit obligation	$622,630	$248,293	$870,923	$506,206	$195,135	$701,341

Change in benefit obligation
Benefit obligation, beginning of year	$582,706	$214,369	$797,075	$463,831	$148,123	$611,954
Service cost	56,722	19,944	76,666	43,261	4,757	48,018
Interest cost	33,539	9,295	42,834	28,453	8,875	37,328
Employee contributions	8,946	3,675	12,621	8,901	365	9,266
Plan amendments	1,991	1,054	3,045	1,333	–	1,333
Actuarial loss (gain)	56,367	(802)	55,565	44,330	10,894	55,224
Business combinations	–	1,009	1,009	–	39,228	39,228
Foreign currency exchange rate changes	–	18,983	18,983	–	10,369	10,369
Benefits paid	(9,514)	(7,269)	(16,783)	(7,403)	(8,242)	(15,645)
Benefit obligation, end of year	$730,757	$260,258	$991,015	$582,706	$214,369	$797,075

Change in plan assets
Plan assets at fair value, beginning of year	$439,845	$105,215	$545,060	$272,650	$46,271	$318,921
Actual return on plan assets	55,096	4,624	59,720	119,439	13,279	132,718
Employee contributions	8,946	3,675	12,621	8,901	365	9,266
Employer contributions	1,201	26,169	27,370	46,258	12,228	58,486
Business combinations	–	1,089	1,089	–	38,124	38,124
Benefits paid from plan assets	(9,514)	(7,269)	(16,783)	(7,403)	(8,242)	(15,645)
Foreign currency exchange rate changes	–	8,912	8,912	–	3,190	3,190
Plan assets at fair value, end of year	$495,574	$142,415	$637,989	$439,845	$105,215	$545,060

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

	2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Accrued cost as included in the combined balance sheets
Noncurrent assets	$81	$10,391	$10,472	$–	$7,468	$7,468
Other current liabilities	(1,098)	(6,602)	(7,700)	(965)	(5,496)	(6,461)
Noncurrent benefit obligation	(234,166)	(121,632)	(355,798)	(141,895)	(111,127)	(253,022)
Net benefit obligation	$(235,183)	$(117,843)	$(353,026)	$(142,860)	$(109,155)	$(252,015)
Amounts recognized in accumulated other comprehensive (loss) income consist of
Net actuarial (loss) gain	$(117,198)	$(6,758)	$(123,956)	$(80,848)	$(6,720)	$(87,568)
Prior service cost	(5,663)	(1,050)	(6,713)	(4,297)	–	(4,297)
Net amount recognized, before tax effect	$(122,861)	$(7,808)	$(130,669)	$(85,145)	$(6,720)	$(91,865)
Amounts expected to be amortized into other comprehensive (loss) in the next fiscal year	$5,046	$162	$5,208	$1,053	$80	$1,133

The following table sets forth by level, within the fair value hierarchy, the Master Trust’s assets carried at fair value as of March 31, 2011 and 2010.

	Assets at Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total

Equities	$56,313	$–	$–	$56,313
Corporate and municipal obligations	46,818	–	–	46,818
Mutual funds	495,574	–	–	495,574
Money market funds	815	–	–	815
Investment contracts issued by insurance companies	–	38,469	–	38,469
Total assets at fair value	$599,520	$38,469	$–	$637,989

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

	Assets at Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total

Equities	$68,006	$–	$–	$68,006
Corporate and municipal obligations	26,389	–	–	26,389
Pooled funds and mutual funds	–	9,767	–	9,767
Common collective trusts	–	333,251	–	333,251
Money market funds	10,043	–	–	10,043

Investment contracts issued by insurance companies	–	34,673	–	34,673
Fixed income	–	62,931	–	62,931
Total assets at fair value	$104,438	$440,622	$–	$545,060

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

Pension plan assets consist of the following at March 31, 2011:

Asset Category	Target	Actual

U.S. Plans:
U.S. equity securities	50%	51%
Non-U.S. equity securities	20	21
Debt securities	30	28
Total	100%	100%

Non-U.S. Plans:
Equities	40%	33%
Corporate and municipal obligations	33	28
Investments contracts issued by insurance companies	27	39
Total	100%	100%

The assumed long-term rate of return for U.S. and Non-U.S. plan assets was determined by taking a weighted average of the expected rates of return on the asset classes. The weights are equal to the portion of the portfolio invested in each class.

Annual benefit payments for the year subsequent to March 31, 2011 are estimated as follows:

	U.S.	Non-U.S.	Total
Fiscal years ending March 31:
2012	$12,222	$10,212	$22,434
2013	15,644	11,127	26,771
2014	19,818	9,150	28,968
2015	24,194	11,212	35,406
2016	29,221	11,665	40,886
2017–2020	241,159	69,198	310,357

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

Additionally, the Company anticipates funding its defined benefit pension plans with the following cash contributions to be paid during the fiscal year ended March 31, 2011:

	U.S.	Non-U.S.	Total

Expected contributions	$ 1,098	$ 28,663	$ 29,761

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

Currently, Westinghouse and Toshiba have requested, pursuant to the Purchase Sales Agreement of October 16, 2006, that BNFL reimburse Westinghouse for its postretirement benefit costs subsequent to the sale date that would otherwise have been reimbursed by CBS. To date, BNFL has continued to reimburse the Company for the service costs. The actual costs that have been or are expected to be reimbursed by BNFL to Westinghouse for the fiscal years ended March 31, 2011 and 2010 are $4,571 and $594, respectively. The net present value of the expected reimbursements from BNFL is included as a noncurrent asset in the accompanying combined balance sheets at March 31, 2011 and 2010 in the amount of $21,684 and $29,505, respectively.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

The components of net periodic postretirement benefit cost for the fiscal years ended March 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Service cost	$1,900	$1,637	$1,837
Interest cost	2,379	2,478	2,826
Expected return on plan assets	(2,059)	(2,000)	(2,150)
Amortization of prior service cost	(233)	(233)	–
Net gain	(1,161)	(1,584)	(1,546)
Net periodic postretirement benefit costs	$826	$298	$967

A plan amendment was made in January 2010 related to employees hired after January 1, 2010. These employees will be able to participate in the postretirement benefit plan but at full cost and will not have any company reimbursements for medical costs. This amendment has no impact on the plan balances. A plan amendment was made in January 2009 to eliminate the prescription drug benefit for post-65 retirees. This amendment caused a decrease in the net periodic benefit costs for the year ended March 31, 2009.

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations for the fiscal year ended March 31, 2011, are shown below. A measurement date of March 31, 2011 was used.

Discount rate for obligations	4.85%
Discount rate for expense	5.10%

Health care cost trend rates:
Initial	5.50%
Ultimate	4.00%
Year in which ultimate rates are reached	2015
Long-term rate of return on plan assets	7.25%

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

The health care cost trend rate is assumed to decrease to 5% by 2012 and remain at that level thereafter. The sensitivity to changes in the assumed health care cost trend rates are as follows:

	1% Increase	1% Decrease

Effect on total service and interest costs	$33	$(28)
Effect on postretirement benefit obligation	$268	$(236)

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. The funded status and amounts recognized in the accompanying combined balance sheets as of March 31, 2011 and 2010 are as follows:

	2011	2010
Change in benefit obligation
Benefit obligation, beginning of year	$48,255	$48,703
Service cost	1,900	1,637
Interest cost	2,378	2,478
Plan amendments	–	–
Employee contributions	1,991	1,699
Actuarial loss (gain)	983	(1,938)
Benefits paid	(4,398)	(4,324)
Benefit obligation, end of year	$51,109	$48,255

Net actuarial gain recognized in accumulated other comprehensive income, before tax effect	$13,961	$22,918

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

Annual benefit payments, net of employee contributions, for the fiscal years subsequent to March 31, 2011 are estimated to be as follows:

2012	$2,853
2013	3,119
2014	3,544
2015	3,892
2016	4,171
2017–2020	23,148

Savings Plans

The Company also provides a defined contribution (DC) plan to U.S. employees. Employees may contribute from 2% to 35% of their compensation on a pretax or after-tax basis. WEC LLC matches 50% of the first 6% of an employee’s compensation contribution and WEC LLC contributed approximately $19,996, $17,285 and $14,343 to the defined contribution plan for the years ended March 31, 2011, 2010 and 2009, respectively.

In addition, the Company offers similar plans to employees in other countries outside of the U.S. Westinghouse Technology Services, S.A. in Spain is the sponsor of an occupational, DC plan where employees’ annual contributions equal to 1%–2% of their pension-qualifying salary, which is matched by the sponsor with a contribution equal to 250% of the participant’s annual basic contribution. Westinghouse Electric South Africa (Pty) Ltd. is a sponsor of a DC plan, where employees can contribute 5%–20% of their annual salary to this fund, but the sponsor does not contribute to the fund. Springfields Fuels Limited is a sponsor of a DC plan where employees’ annual contributions equal 3%–7% of their Pensionable Pay, which is matched by the sponsor equal to 8.0%–13.5% of the participants annual contribution.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes

The Company files a U.S. consolidated income tax return and other state and non-U.S. jurisdictional income tax returns as required. Income tax expense is computed on a separate return basis.

Income taxes are not recorded on undistributed earnings of foreign subsidiaries that have been or are intended to be reinvested indefinitely. Upon distribution, those earnings may be subject to income taxes and withholding taxes payable to various foreign countries. A determination of the amount of unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practical. Also, the Company presently cannot estimate the amount of unrecognized withholding taxes that may result.

The following provides detail of income tax expense (benefit) reported in the accompanying combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2011, 2010 and 2009.

	2011	2010	2009
Current income taxes:
U.S. Federal	$17,603	$4,730	$6,444
State	9,463	1,515	–
Non U.S.	53,765	51,690	42,313
Total current income taxes	80,831	57,935	48,757

Deferred income taxes:
U.S. Federal	50,550	37,324	11,288
State	(4,871)	4,417	3,177
Non U.S.	(28,560)	(29,655)	(15,574)
Total deferred income taxes	17,119	12,086	(1,109)
Total income tax provision presented in combined statements of operations and comprehensive income	$97,950	$70,021	$47,648

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

The following provides detail of income before taxes and noncontrolling interest reported in the accompanying combined statements of operations and comprehensive income (loss) for the fiscal years ended March 31, 2011, 2010 and 2009.

	2011	2010	2009

U.S. income	$171,066	$115,067	$26,939
Non-U.S. income	95,101	47,601	88,553
Income before income taxes and noncontrolling interest	$266,167	$162,668	$115,492

The actual income tax expense (benefit) of continuing operations differs from the amount computed by applying the statutory U.S. Federal tax rate of 35%. A reconciliation of income tax expense at the U.S. Federal Statutory Tax Rate to the actual tax expense from continuing operations for the fiscal years ended March 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Income tax expense, computed at the statutory rate of 35%	$93,159	$56,934	$40,422
State income taxes, net of U.S. Federal income tax effect	5,515	3,969	916
Tax effect of foreign earnings	3,998	2,821	(1,983)
Changes to valuation allowances	(141)	1,691	2,262
Non-U.S. statutory rate reduction	(6,329)	–	(1,073)
Other permanent differences	729	(780)	1,492
Reserve for uncertain tax positions	5,737	4,264	3,311
Provision-to-return adjustments	(4,718)	1,122	2,301
Total income tax expense	$97,950	$70,021	$47,648
Effective tax rate	36.8%	43.0%	41.3%

The effect of a statutory rate reduction in the United Kingdom of 1.0% on deferred income tax balances resulted in a reduction in income tax expense of $6,329 at March 31, 2011. Changes in the statutory income tax rate in Sweden resulted in a reduction to deferred income taxes and income tax expense of $1,073 in the fiscal year ended March 31, 2009.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

The Company provides deferred income taxes for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. The Company has gross deferred income tax assets and (liabilities) of $661,736 and $(972,746), respectively, at March 31, 2011, and $714,216 and $(997,749), respectively, at March 31, 2010. The components of net deferred income tax assets and (liabilities) at March 31, 2011 and 2010, are presented in the table below:

	2011	2010
Current deferred income tax assets and liabilities:
Decommissioning	$44,550	$9,330
Compensation and benefits	31,699	24,214
Inventory	19,889	16,809
Product warranty	4,370	5,630
Deferred revenue and contract reserves	4,098	16,798
General liability	3,062	4,048
Other	19,535	(531)
Net current deferred tax asset	$127,203	$76,298

Long-term deferred income tax assets and liabilities:
Net operating loss carryforwards	$182,755	$267,532
Compensation and benefits	107,331	63,484
Other	93,487	129,487
Decommissioning	60,626	73,538
Fixed assets	(80,762)	(74,027)
Inventory	(70,839)	(82,572)
Goodwill and intangible assets	(730,811)	(737,274)
Subtotal	(438,213)	(359,832)
Valuation allowance	(32,029)	(32,622)
Net long-term deferred tax liabilities	$(470,242)	$(392,454)

Total net deferred income tax liabilities	$(343,039)	$(316,156)

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

A valuation allowance is provided when it is more likely than not that some portion or all of deferred tax assets will not be realized. The Company has recorded valuation allowances of $8,712 and $10,694 for certain state net operating loss carryforwards at March 31, 2011 and 2010 which are expected to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $23,317 and $21,928 for certain non-U.S. net operating losses and other deferred tax assets at March 31, 2011 and 2010 in various countries expected to produce no benefit. Subsequent recognition of tax benefits related to valuation allowances established when Toshiba acquired Westinghouse from BNFL, plc on October 16, 2006 will reduce income tax expense.

As of March 31, 2011, the Company has a U.S. Federal net operating loss carryforward of approximately $419,234 (or tax-effected benefit of $146,732), which will expire from 2024 through 2030. The Company has a state net operating loss tax-effected benefit of approximately $23,968, which will, if not used, expire from 2011 through 2030. The Company has non-U.S. net operating loss carryforwards in various countries of approximately $36,897 (or tax-effected benefit of $12,055), all of which have no expiration date.

When the Company experienced an ownership change as a result of Toshiba acquiring Westinghouse from BNFL, plc, it caused a limitation on the annual use of the net operating loss carryforwards. Any unused limitation can be carried forward to subsequent years. The annual limitation significantly exceeds the amount utilized in the fiscal years ended March 31, 2011 and 2010.

The Company has an alternative minimum tax credit carryforward of approximately $10,873 that has no expiration date. The Company also has a research and development tax credit carryforward of approximately $3,000, which will if not utilized, will begin to expire in 2028. The full amount of research and development tax credit has been reserved for as an uncertain tax position.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (excluding interest and penalties):

	2011	2010

Unrecognized tax benefit, beginning of year	$21,517	$8,643
Increases in tax positions in current year	5,788	14,216
Decrease in tax positions from prior year	–	(1,342)
Lapse of statute of limitations or closed audits	(3,160)	–
Unrecognized tax benefits, end of year	$24,145	$21,517

An uncertain tax position is defined very broadly and includes not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Included in the balance of unrecognized tax benefits at March 31, 2011, is $14,976 of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties related to uncertain income tax positions as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $141 and interest of $117 during the fiscal year ended March 31, 2011, and in total, as of March 31, 2011, has recognized an ASC 740-10 liability for penalties of $674 and interest of $458.

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

With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2007. The Company’s tax years for 2007 through 2010 are generally subject to examination by the tax authorities in the U.S. and in various state and foreign jurisdictions.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

13. Debt and Credit Facilities

Revolving credit facilities – In October 2009, the Company entered into a new three-year revolving credit facility in the amount of $600,000. In November 2008, the Company entered into a four-year revolving credit facility in the amount of $150,000. This facility was increased to $200,000 and extended by one year in November 2009. The main purpose of these facilities is to issue standby Letters of Credit in U.S. dollars or alternative currencies.

Individual borrowings, which are allowed under the $600,000 facility, but not the $200,000 facility, are limited to maturities of 6 months, unless consent is given by the lenders for borrowings of up to 12 months. Individual borrowings mature for the purpose of being replaced with new borrowings at the prevailing market rates. Borrowings and letters of credit are not callable and the facility is not cancelable unless there is an event of default. There were no events of default as of March 31, 2011. The facilities are guaranteed by Toshiba, and interest rates paid under the facilities are tied to the credit rating of Toshiba. Depending on the Toshiba credit rating, interest rates are LIBOR plus 0.55% to 3.50%, and fees for capacity range from 0.30% to 0.875%. There were no outstanding borrowings under these facilities at March 31, 2011 and March 31, 2010; however, approximately $609,683 and $627,738, respectively, was being used for standby letters of credit. As current standby letters of credit expire, the Company expects to replace them, as required, with new letters of credit under the facility. The $600,000 revolving credit facility expires in October 2012 and $200,000 revolving credit facility expires in November 2013.

14. Commitments and Contingencies

Prior Acquisition

Under the terms of the 2000 ABB Handels (ABB) Nuclear Purchase Agreement, ABB provided the Company certain indemnities relative to cleanup costs at the Hematite, Missouri fuel facility. The original indemnities provided an overall cap of $41,250 for costs classified as legacy liabilities and $71,250 for decommissioning and decontamination costs. In February 2011, the Company executed an agreement with ABB for indemnifiable costs at Hematite and other smaller locations included in the purchase agreement. Under the agreement, the Company received $127,750, and ABB was released from all liability related to its former sites. Additionally, the Company reached settlement agreements for $34,000 with other parties that had an interest in the operations of Hematite prior to the Company’s purchase of the facility.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

14. Commitments and Contingencies (continued)

Total settlements of $161,750 received by the Company were in excess of the previously recorded indemnification asset. As of March 31, 2010, the Company had an asset for the expected collections under the indemnity of $15,717 and $54,702 included in other current assets and other noncurrent assets, respectively, in the accompanying combined balance sheets (see Note 9). The asset no longer exists as of March 31, 2011.

In conjunction with the negotiations with ABB, the Company has reevaluated decommissioning project risks and potential environmental costs that could be incurred at these sites. As of March 31, 2011 and 2010, the Company had a reserve of $108,900 and $91,110, respectively, included in reserve for decommissioning matters in the accompanying combined balance sheets, to cover future expenditures (see Note 16). Management believes that the recorded reserve is appropriate based upon current project estimates. As amounts received under the settlements were in excess of the recorded indemnification asset, operating profit of $59,388 was recognized as a reduction of marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income (loss).

Environmental Matters

Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Company. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology; the adequacy of information available for individual sites; the extended time periods over which site remediation occurs; the availability of waste disposal capacity; and the identification of new sites. The Company has, however, recognized an estimated liability of $79,002 and $71,990 as of March 31, 2011 and 2010, respectively, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Operating expenses that are recurring and associated with managing hazardous waste and pollutants in ongoing operations totaled $10,120, $9,408 and $6,370 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively. These expenses are included in cost of goods sold in the accompanying combined statements of operations and comprehensive income (loss).

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

14. Commitments and Contingencies (continued)

Management believes that the Company has adequately provided for its present environmental obligations and that complying with existing governmental regulations will not materially impact the Company’s financial position, liquidity or results of operations.

Legal Proceedings

The Company is involved in various litigation matters in the ordinary course of business. Reserves are included in the accompanying combined balance sheets for issues when a negative outcome is probable and the amount is reasonably estimable. In the opinion of management, while it is possible that certain outcomes could be unfavorable to the Company, the ultimate resolution of such matters will not result in judgments that, in the aggregate, would materially affect the Company’s financial position or results of operations. As of March 31, 2011, several matters were in the litigation and dispute resolution process. The following discussion provides a background and the current status on the most significant of these matters:

Caldon, Inc. v. Westinghouse – During 2004, a lawsuit was filed against the Company alleging that it made disparaging statements concerning the product of a competitor. It is alleged that these statements caused harm to the plaintiff. The case is currently in the discovery process. The Company has recorded $3,000 in other current liabilities in the accompanying combined balance sheets as of March 31, 2011 and 2010. The Company believes it has meritorious defenses and continues to defend the claims.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

14. Commitments and Contingencies (continued)

Product Warranty

The Company provides various warranties on its products and contracts for specific periods of time. Warranties vary depending upon the nature of the product or contract and other factors. The liability for warranties is based upon future product performance and durability and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the provision for those warranties for the fiscal years ended March 31, 2011 and 2010 are as follows:

	2011	2010

Balance, beginning of year	$36,574	$37,651
Liabilities settled	(12,292)	(12,099)
Additional liabilities accrued	14,857	11,978
Foreign currency translation effect	(2,979)	(956)
Balance, end of year	$36,160	$36,574

Recorded in balance sheet as:
Other current liabilities	$13,922	$14,155
Other noncurrent liabilities	22,238	22,419
Balance, end of year	$36,160	$36,574

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

14. Commitments and Contingencies (continued)

Unconditional Purchase Obligations

The Company is obligated to make payments under unconditional purchase obligations. Maximum payments for contracts with remaining terms in excess of one year are summarized below:

For the fiscal year ending March 31:
2012	$36,746
2013	110,533
2014	99,549
2015	6,975
2016	19,267
Thereafter	2,991
Unconditional purchase obligations	$276,061

The Company’s unconditional purchase obligations relate to long-lead equipment procured for use as part of future AP1000 units not currently governed by a contractual arrangement with a customer. Amounts purchased under these obligations were $4,486, $21,769 and $17,977 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Commitments

In the ordinary course of business, letters of credit and surety bonds are issued on behalf of the Company. As of March 31, 2011 and 2010, the Company had $618,740 and $638,306, respectively, under letters of credit and $19,788 and $57,520 under surety bond obligations.

Other

During the fiscal year ended March 31, 2009, the Company terminated contracts with certain customers, which resulted in the extinguishment of liabilities in the amounts of $17,991. These extinguishments are included in the accompanying combined statements of operations and comprehensive income (loss) as reductions to marketing, administrative and general expenses. There were no terminations of contracts during the fiscal years ended March 31, 2011 and 2010.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

15. Leases

The Company has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Certain of these leases contain renewal options for additional periods of five years and contain certain rent escalation clauses. Rental expense was $77,867, $52,969 and $40,627 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Minimum lease payments under the Company’s operating leases as of March 31, 2011 are presented in the table below:

For the fiscal year ending March 31:
2012	$44,204
2013	38,332
2014	33,480
2015	30,977
2016	30,027
Thereafter	221,487
Minimum lease payments	$398,507

The Company leases three facilities within its Nuclear Services and Nuclear Fuel business segments under capital leases. These facilities are included with buildings and improvements under property, plant and equipment in the accompanying combined balance sheets. The gross and net carrying values of facilities under capital leases are approximately $68,339 and $64,570, respectively, as of March 31, 2011 and $55,241 and $50,179, respectively, as of March 31, 2010.

Certain of these facilities are leased from related parties. One of the facilities is being leased from a partner in the NuCrane Manufacturing, LLC joint venture formed to fabricate, assemble and test specialty cranes for nuclear power plants. The Company entered into the lease in the prior year. The gross and net carrying value of the leased facility is approximately $6,230 and $5,814, respectively, as of March 31, 2011 and $6,121 and $6,121, respectively, as of March 31, 2010. Another facility is being leased from the minority owner of Nuclear Fuel Industries Ltd. The gross and net carrying value of the leased facility is approximately $48,020 and $44,761, respectively, as of March 31, 2011 and $42,496 and $41,105, respectively, as of March 31, 2010.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)
15. Leases (continued)

The Company has also acquired various equipment under capital leases. This equipment is included with machinery and equipment under property, plant and equipment on the accompanying combined balance sheets. The gross and net carrying values of equipment under capital leases are approximately $6,372 and $3,374, respectively, as of March 31, 2011, and $1,943 and $1,496, respectively, as of March 31, 2010.

Minimum lease payments under the Company’s capital lease obligations as of March 31, 2011 are as follows:

For the fiscal year ending March 31:
2012	$5,018
2013	5,018
2014	4,646
2015	3,071
2016	2,895
Thereafter	241,993
Total future minimum lease payments	262,641
Less amounts representing interest	194,681
Present value of minimum lease payments	$67,960

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

16. Other Current and Noncurrent Liabilities

At March 31, 2011 and 2010, other current and noncurrent liabilities consist of the following:

	2011	2010
Other current liabilities:
Reserve for decommissioning matters	$117,959	$37,205
Vacation liability	88,171	77,446
Accrued payroll and other employee compensation	87,466	65,723
Accrued income and other taxes	69,337	37,420
Contract and other reserves	27,765	33,163
Accrued royalties and commissions	22,434	28,421
Contractually obligated liabilities	10,500	10,500
Derivative instruments, at fair value	14,224	24,834
Accrued product warranty	13,922	14,155
Deferred revenue	7,198	–
Pension liability	7,700	6,461
Settlement obligations to provide future discounts	3,430	11,382
Obligations under capital leases	3,426	1,735
Environmental liabilities	3,052	3,106
Other	97,297	107,324
Other current liabilities	$573,881	$458,875

Other noncurrent liabilities:
Environmental liabilities	$75,950	$68,884
Obligations under capital leases	64,534	48,902
Accrued royalties and commissions	25,075	31,004
Accrued product warranty	22,238	22,419
Unfavorable lease reserve	–	2,147
Other	64,799	56,856
Other noncurrent liabilities	$252,596	$230,212

17. Sales of AP1000 Nuclear Plants

The Company’s advanced design nuclear reactor, the AP1000, is based on passive safety technology and is the only such reactor design to receive Final Design Certification (DC) by the Nuclear Regulatory Commission (NRC).

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

17. Sales of AP1000 Nuclear Plants (continued)

AP1000 Design Finalization and Certification Status

In December 2010, the Company submitted the AP1000 Design Certification Amendment, based on Revision 18 of the Design Control Document. The amendment was submitted on time, consistent with the rule-making schedule issued by the NRC, which was developed to obtain the AP1000 rule and reference Combined Operating License approval in late 2011. The amendment incorporated the resolution of all known NRC requests for additional information, including information concerning the AP1000 shield building. The amendment also reflected the culmination of the NRC and Advisory Committee on Reactor Safeguards (ACRS) safety reviews, including the determination that aircraft impact and long-term core cooling (GSI-191) requirements were met. As of March 31, 2011, the NRC was still in the process of completing administrative tasks related to confirming the contents of the amendment application.

Combined Operating Licensing (COL) Projects Update

There was significant progress this fiscal year with both the Reference (R-COL, Southern Project) and subsequent (S-COL, Scana Project) COL applications, which are submitted and received by the respective plant owners. Both the R-COL and S-COL applications have satisfactorily completed ACRS review, and the final revisions will be submitted pending the completion of the NRC administrative review of the Company’s amendment application.

While design finalization, rule making and COL activities are still in process, management believes ultimate resolution of these items does not materially affect the Company’s financial position or results of operations as of March 31, 2011.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

17. Sales of AP1000 Nuclear Plants (continued)

Revenue recognition is generally on the percentage-of-completion method and for the years ended March 31, 2011, 2010 and 2009, $453,208, $436,205 and $265,801, respectively, of revenue has been recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2011 and 2010, cash collected exceeded costs and estimated earnings and is included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

U.S.

During the year ended March 31, 2009, the Company signed three Engineering, Procurement, and Construction (EPC) agreements for the sale of AP1000 units to various U.S. utilities. In April 2008, the Company signed an EPC agreement with Georgia Power Company, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia and the City of Dalton, Georgia for the sale of two AP1000 units to be constructed in the State of Georgia (Southern Project). In May 2008, the Company signed an EPC agreement with South Carolina Electric & Gas Company and the South Carolina Public Service Authority, for the sale of two AP1000 units to be constructed in the state of South Carolina (Scana Project). In December 2008, the Company signed an EPC agreement with Progress Energy Florida, for the sale of two AP1000 units to be constructed in the state of Florida (Progress Project). Like the China contract, and in conjunction with the three signed EPC agreements noted above, the Company and Shaw (the Consortium Partners) signed separate Consortium Agreements for each individual EPC agreement; however, the US EPCs require Shaw to provide substantially all of the construction components of the EPC. The consortium is not a legal entity, but a working arrangement that defines the split of work scope, sharing of risk and dispute resolution between the Consortium Partners.

As referenced in the Combined Operating Licensing (COL) Projects Update section, noted above, the Southern and Scana projects are actively engaged in COL activities. The Company is actively engaged with each project, preparing various project execution and financial scenarios based on the timing of the COL receipt. As of March 31, 2011, the Company does not believe that any of the planned scenarios has a material impact on the Company’s financial position or results of operations as of March 31, 2011.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

17. Sales of AP1000 Nuclear Plants (continued)

Revenue recognition, on all US AP1000 agreements, is generally on the percentage-of-completion method and for the years ended March 31, 2011, 2010 and 2009, $887,999, $532,739 and $486,253, respectively, of revenue was recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2011 and 2010, costs and estimated earnings were in excess of cash collected and are included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

Progress Energy Florida (PEF)

On April 30, 2009, the Company received notice from PEF of their intention to delay the execution of the EPC contract signed in December 2008. PEF has determined that the delay is warranted as PEF is required to obtain its Combined Operating License from the NRC, prior to the beginning of pre-construction work. Subsequently, the Company and PEF executed an amendment, signed in March 2010, to the existing EPC contract that called for a further suspension and revision of certain contract terms. As a result of the above, and in consultation with PEF, the Company will begin to plan for a commercial operating date delay ranging from 60 to 72 months for the first of two units covered under the EPC. The EPC addresses the matter of suspension of activity, and neither party anticipates that this suspension will result in termination of the contract.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

18. Related-Party Transactions

The Company has entered into numerous contracts and purchase orders with Toshiba and its affiliates, Shaw and its affiliates, IHI and Kazatomprom. Several of the contracts include more than one of the owners. The contracts are generally to execute portions of the Company’s normal operations and other customer contracts. In addition, the Company has entered into contracts to procure components and services from Toshiba, IHI and Shaw in connection with sales of AP1000 plants (see Note 17). For the fiscal years ended March 31, 2011, 2010 and 2009, the Company had the following activity with related parties reported in the accompanying combined statements of operations and comprehensive income (loss):

	2011	2010	2009

Revenue	$93,879	$67,021	$49,891

Cost of goods sold	$310,738	$263,978	$46,434
Marketing, administrative and general expenses	$2,087	$1,858	$299

In March 2011, Uranium Asset Management (UAM), a wholly owned subsidiary, sold assets to Advanced Uranium Asset Management (AUAM), a 40%-owned joint venture with Toshiba. The assets were sold at a profit of $2,035 and 40% of this was eliminated by reducing the gain on sale of assets within other income in the accompanying combined statements of operations and comprehensive income (loss) for the year ended March 31, 2011, and the investment in unconsolidated subsidiaries within the accompanying combined balance sheets as of March 31, 2011. This amount of $814 will be recognized ratably as income each year as the assets depreciate within AUAM.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

18. Related-Party Transactions (continued)

At March 31, 2011 and 2010, the Company had the following outstanding balances with related parties reported in the accompanying combined balance sheets:

	2011	2010

Related-party receivables	$1,102,372	$615,119

Related-party payables	$250,521	$40,447

Note due to related party	$–	$104,954

Related-party receivables consisted of trade receivables of $50,773 and $12,083 as of March 31, 2011 and 2010, respectively, and loans receivable with Toshiba companies as of March 31, 2011 and 2010 as follows:

		March 31, 2011
Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$1,051,599	$168	**0.358%
		$1,051,599

		March 31, 2010
Lender	Borrower	Receivable	Accrued Interest	Interest Rate

Westinghouse	Toshiba International Finance (UK) plc.	$382,041	$20	*0.52%
Westinghouse	Toshiba America Capital Corp.	$211,000	$2	0.18%
TNEH-UK	Toshiba International Finance (UK) plc.	$5,995	$1	0.60%
TNEH-US	Toshiba America Capital Corp.	$4,000	$–	0.19%
		$603,036

*	Weighted-average interest rate for seven separate loans.
**	Weighted-average interest rate for four separate loans.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

18. Related-Party Transactions (continued)

The loans and related interest due to the Company outstanding at March 31, 2011 and 2010 were repaid on various dates in April 2011 and 2010, respectively.

At March 31, 2011 and 2010, related-party payables consist of the following:

	2011	2010

Trade payables to Toshiba America Nuclear Energy	$128,704	$35,796
Trade payables to Shaw companies	4,053	4,138
Trade payables to other Toshiba companies	200	513
Total trade payables	132,957	40,447
Current note due to related party	117,564	–
Total related-party payables	$250,521	$40,447

The note due to related party of $104,954 at March 31, 2010 represents a note from Toshiba America Capital Corp. to the Company during April 2009 to facilitate the acquisition of NFI. The note bears an interest rate of 1.23%, and accrued interest on the note was $246 and $219 as of March 31, 2011 and March 31, 2010, respectively. The note was repaid on April 28, 2011.

During the fiscal year ended March 31, 2011, the note became a current liability and was reclassed from note due to related party to related-party payables in the accompanying combined balance sheets. Due to fluctuations in foreign currency exchange rates, that amount of the note increased to $117,564 at March 31, 2011.

19. Variable Interest Entities (VIEs)

The Company evaluates at inception each joint venture to determine if it qualifies as a variable interest entity (VIE) under ASC 810. A VIE is an entity used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors who are not required to provide sufficient financial resources for the entity to support its activities without additional subordinated financial support. The majority of the Company’s joint ventures qualify as VIEs because the total equity investment is typically nominal and not sufficient to permit the entity to finance its activities without additional subordinated financial support.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

19. Variable Interest Entities (VIEs) (continued)

The Company also evaluates whether it is the primary beneficiary of each VIE and consolidates the VIE if the Company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The Company considers the contractual agreements that define the ownership structure, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties in determining whether it qualifies as the primary beneficiary. The Company also considers all parties that have direct or implicit variable interests when determining whether it is the primary beneficiary.

Each quarter, the Company reassesses its VIEs to determine whether there are any changes in the status of the VIEs or changes to the primary beneficiary designation of each VIE. Subsequent to the adoption of the standard at the beginning of fiscal year 2011, the Company concluded that no unconsolidated joint ventures should be consolidated and that no consolidated joint ventures should be de-consolidated.

The Company performed an evaluation of variable interest entities (VIE) in accordance with FASB Codification 810 to determine the primary beneficiary of each VIE and the resulting consolidation conclusion at March 31, 2011. The two main factors utilized in determining if the Company is the primary beneficiary of the VIE are the power to direct the activity that most significantly impacts the entities cash flow as a primary customer and the decision-making process through the voting power. If the Company is deemed to be the primary beneficiary, the Company will consolidate the VIE into the combined financial statements.

Unconsolidated VIEs

The Company uses the equity method of accounting for its unconsolidated entities. Under the equity method, the Company recognizes its proportionate share of the net earnings of the joint ventures within other income (expense), net in the accompanying combined statement of operations and comprehensive income (loss). Based on the Company’s evaluation, it was noted that the Company was not the primary beneficiary for the following entities:

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

19. Variable Interest Entities (VIEs) (continued)

Advance Uranium Asset Management Limited (AUAM) – AUAM was established to market Uranium after it has been mined, milled, converted and/or enriched in multiple forms. The Company does not have the decision-making power through majority voting rights. Additionally, the customer base for the entity is that of the other party. The Company made a capital contribution to AUAM totaling $1,826 in May 2010. This was reduced in March 2011 due to the related-party transaction discussed in Note 18.

Nuclear Engineering Limited (NEL) – NEL was established by Nuclear Fuel Industries LTD (NFI) in 1985. Currently, NFI holds equity interests in NEL of 44.45%. The main businesses of NEL are to provide nuclear power plant related nondestructive inspection, core management, plant engineering and software engineering services. The Company does not have the decision-making power through majority voting rights.

Enwesa Operations – Enwesa was established in 1996 with the purpose of providing repair and maintenance services for electric energy plants. Currently, the Company has a 25% ownership of Enwesa. The Company does not have the decision-making power through majority voting rights.

The Company does not have the power to direct the activity that most significantly impacts the performance of the aforementioned entities. Based on these facts, the Company does not consolidate the entities and accounts for the entities under the equity method of accounting.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

19. Variable Interest Entities (VIEs) (continued)

Summarized financial information for all jointly owned entities that are accounted for using the equity method of accounting is as follows:

Combined Balance Sheets

	March 31
	2011	2010

Current assets	$109,729	$65,093
Noncurrent assets	18,772	15,369
Total assets	$128,501	$80,462

Current liabilities	$69,857	$36,408
Noncurrent liabilities	6,992	5,838
Member’s equity	51,652	38,216
Total liabilities and member’s equity	$128,501	$80,462

Of the total assets above, $98,910 and $52,929 were included within the Nuclear Fuel business segment and $29,591 and $27,533 were within the Nuclear Services business segment at March 31, 2011 and 2010, respectively.

Combined Statements of Operations and Comprehensive Income (Loss)

	Years Ended March 31
	2011	2010	2009

Revenue	$163,359	$103,310	$34,260
Income from operations	8,896	5,539	1,809
Net income	6,235	3,899	1,572

Of revenue above, $117,770, $62,747 and $0 were within the Nuclear Fuel business segment and $45,589, $40,563 and $34,260 were within the Nuclear Services business segment for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Of income from operations above, $6,552, $3,223 and $0 were within the Nuclear Fuel business segment and $2,344, $2,315 and $1,809 were within the Nuclear Services business segment for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

19. Variable Interest Entities (VIEs) (continued)

Consolidated VIEs

State-Nuclear WEC Zirconium Hafnium Co., Ltd. (China JV) – China JV is a joint venture that was established to research and develop the manufacturing process, as well as to manufacture and sell nuclear grade zirconium sponge, industrial grade zirconium sponge, hafnium oxide or hafnium sponge and relevant by-products. The Company has the power to direct the activity that most significantly impacts the performance of the joint venture by purchasing a majority of the annual production.

Westinghouse Technology Services S.A. (WTS) – WTS is a joint venture that was formed to conduct nuclear field and engineering services operations related to activity in Spain. The Company’s primary business is to provide nuclear services to power plants. The Company is the primary service provider of the entity, which is attributable to the power to direct the economic performance of the entity through provided services.

Westron – Westron is a joint venture that was created to design, manufacture, sell and service process control systems for nuclear and conventional electric power stations, thermal power stations and industrial plants. The Company is the primary service provider of the entity and therefore has the power to direct the economic performance.

NuCrane Manufacturing, LLC – NuCrane Manufacturing, LLC was formed to fabricate, assemble and test specialty cranes for nuclear power plants. The Company will provide senior management oversight to the entity. The Company is also the primary customer of the entity to purchase cranes for the production of AP1000 power plants. This gives the Company the power to direct the economic performance of the entity.

KW Nuclear Components Co. LTD (Korea JV) – The purpose of the Korea JV is to design, manufacture, and supply Control Element Assemblies (CEAs) for use in nuclear power plants. The Company has the power to most significantly impact the economic performance by being the main customer of the Korea JV for the production of AP1000 nuclear power plants.

Kontec – Kontec is an entity that was established to operate the biannual, international conference for conditioning of radioactive operational and decommissioning waste. The Company has the power to direct the activity that most significantly impacts the performance through the voting power of the managing director on the board of directors.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

19. Variable Interest Entities (VIEs) (continued)

The above entities have been determined to be a VIE and the Company has the power and rights to receive benefits or to absorb losses. The Company is also required to contribute capital to each entity on an as-needed basis based on percentage of ownership interest. Based on these facts, the Company is the primary beneficiary and has consolidated these. The creditors of the consolidated VIEs above do not have recourse to the general credit of the primary beneficiary.

The following entity is not a VIE but is consolidated because the Company holds a majority voting interest:

Nuclear Fuel Industries LTD (NFI) – NFI is a Japanese producer of nuclear fuel for both boiling-water and pressurized-water reactors. The Company has the power to direct the activity that most significantly impacts the performance through the voting power of the managing director on the board of directors.

The following is a summary of the consolidated VIEs of the Company:

	Year Ended March 31, 2011
Consolidated VIEs	VIE Total Assets	VIE Total Liabilities

State-Nuclear WEC Zirconium Hafnium Co., Ltd.	$32,719	$1,661
Westinghouse Technology Services S.A.	15,358	8,782
Westron	6,987	656
NuCrane Manufacturing, LLC	5,455	6,708
KW Nuclear Components Co. LTD	3,130	2,656
Kontec	1,375	1,356

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

19. Variable Interest Entities (VIEs) (continued)

	Year Ended March 31, 2010
Consolidated VIEs	VIE Total Assets	VIE Total Liabilities

State-Nuclear WEC Zirconium Hafnium Co., Ltd.	$14,534	$174
Westinghouse Technology Services S.A.	11,357	3,759
NuCrane Manufacturing, LLC	6,490	6,303
Westron	5,824	1,212
KW Nuclear Components Co. LTD	1,426	45
Kontec	243	59

The assets of the Company’s consolidated joint ventures are restricted for use only by the particular joint venture and are not available for the Company’s general operations.

20. Stockholders’ Equity

TNEH-US’s capital structure consists of 4,400 authorized shares of common stock with a par value of $0.01, of which 2,156 are Class A shares and 2,244 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 1,960 shares of Class A stock and 2,040 shares of Class B stock issued and outstanding at March 31, 2011, for $1,960,000 and $2,040,000, respectively.

TNEH-UK’s capital structure consists of 1,550 authorized shares of common stock with a par value of one British Sterling Pound, of which 760 are Class A shares and 790 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 686 shares of Class A stock and 714 shares of Class B stock issued and outstanding at March 31, 2011, for $686,000 and $714,000, respectively.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

20. Stockholders’ Equity (continued)

The U.S. Shareholders Agreement and UK Shareholders Agreement describe the conditions under which dividends will be paid. The intent of the Agreements is to pay dividends of at least $22,222 (whole dollars) per share each fiscal year, prorated for partial fiscal years, on a quarterly basis if and when declared by the Boards of Directors of TNEH-US and TNEH-UK. During the fiscal year ended March 31, 2011, TNEH-US paid dividends of $29,917 and $19,499 in August 2010 and February 2011, respectively, and TNEH-UK paid dividends of $10,424 and $6,825 in August 2010 and February 2011, respectively. During the fiscal year ended March 31, 2010, TNEH-US paid dividends of $32,536 in February 2010, and TNEH-UK paid dividends of $27,107 in February 2010. During the fiscal year ended March 31, 2009, TNEH-UK paid dividends of $71,201 on December 31, 2008.

The U.S. Shareholders Agreement and the UK Shareholders Agreement also contain call options. Call prices are at fair market value, to be determined by the parties. Call rights are triggered by an event of insolvency of one shareholder, in which case the shares of the insolvent shareholder may be called, or a change in control event, in which case the shares of one shareholder are transferred or acquired by a competitor of the Company or any other person to whom the Company has not consented. At March 31, 2011, no call options have been exercised.

21. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows:

	2011	2010

Net unrealized gain on derivatives	$29,674	$4,102
Unrealized loss on foreign currency translation	(356,088)	(512,933)
Pension and other postretirement benefits adjustment	(71,682)	(43,650)
Accumulated other comprehensive loss	$(398,096)	$(552,481)