Form 10-Q
period 2011-11-30
SHAW GROUP INC
filed 2011-12-21
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

The number of shares of registrant’s common stock outstanding as of December 16, 2011 was 65,156,700 shares.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ABWR	Advanced boiling water reactor
AQC	Air quality control
AP1000®	AP1000 is a registered trademark of Westinghouse Electric Co., LLC
AR	Accounts receivable
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Badger	Badger Technologies Holdings L.L.C.
BNFL	British Nuclear Fuels plc
CAP	Compliance Assurance Process
CCGT	Combined-cycle gas turbine
CIE	Costs and estimated earnings in excess of billings
COL	Combined operating license
Corps	U.S. Army Corps of Engineers
CRA	Commercial relationship agreement
DOE	U.S. Department of Energy
E&C	Our Energy and Chemicals segment
E&I	Our Environmental and Infrastructure segment
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
Exchange Act	Securities Exchange Act of 1934, as amended
F&M	Our Fabrication and Manufacturing segment
Facility	Our unsecured Second Amended and Restated Credit Agreement
FASB	Financial Accounting Standards Board
FCC	Fluid catalytic cracking
FEED	Front-end engineering and design
FEMA	Federal Emergency Management Agency
FIFO	First-in, first-out
GAAP	Accounting principles generally accepted in the United States
IHI	Ishikawajima-Harima Heavy Industries Co., Ltd.
Interest LC	The additional letters of credit of $77.9 million at August 31, 2011, for the benefit of NEH related to interest on the Westinghouse Bonds (defined below).
Investment in Westinghouse	Our 20% interest in Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK), Ltd. Acquired in October 2006
IRS	Internal Revenue Service
JPY	Japanese Yen
LEED	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NEH	Nuclear Energy Holdings LLC, our wholly-owned special purpose acquisition subsidiary
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission
NYSE	New York Stock Exchange
Principal LC	A letter of credit for approximately $55.8 million at August 31, 2011, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (defined below).
Put Option	Japanese Yen-denominated put option agreements entered into in connection with the acquisition of our Investment in Westinghouse
S&P	Standard & Poor’s
S&P 500	Standard & Poor’s 500 index
SAR	Stock appreciation rights
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	United States Securities and Exchange Commission
SG&A	Selling, general and administrative
Shaw-Nass	Shaw-Nass Middle East, W.L.L.
SO2	Sulfur dioxide
Stone & Webster	Stone & Webster, Inc.
Syngas	Synthesis gas
TNEH-UK	Toshiba Nuclear Energy Holdings (UK), Ltd.
TNEH-US	Toshiba Nuclear Energy Holdings (US), Inc.
VIE	Variable interest entity
Westinghouse	Our Investment in Westinghouse, along with its subsidiaries
Westinghouse Bonds
The JPY 128.98 billion (equivalent $ to approximately $1.1 billion) limited recourse bonds issued by NEH on October 13, 2006 and maturing on March 15, 2013 used to partially finance our Investment in Westinghouse.

Westinghouse Equity	Our 20% equity interest in Westinghouse, held by Nuclear Energy Holdings

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(In thousands, except per share amounts)

	Three Months Ended
	2011	2010
Revenues	$1,517,603	$1,543,282
Cost of revenues	1,397,661	1,481,678
Gross profit	119,942	61,604
Selling, general, and administrative expenses	69,477	70,895
Operating income (loss)	50,465	(9,291)
Interest expense	(1,652)	(1,336)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,410)	(10,515)
Interest income	2,152	2,321
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	25,165	(12,410)
Other foreign currency transaction gains (losses), net	2,194	998
Other income (expense), net	468	384
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	68,382	(29,849)
Provision (benefit) for income taxes	24,928	(11,727)
Income (loss) before earnings (losses) from unconsolidated entities	43,454	(18,122)
Income from 20% Investment in Westinghouse, net of income taxes	5,266	2,479
Earnings (losses) from unconsolidated entities, net of income taxes	1,687	393
Net income (loss)	50,407	(15,250)
Less: Net income (loss) attributable to noncontrolling interests	1,163	753
Net income (loss) attributable to Shaw	$49,244	$(16,003)

Net income (loss) attributable to Shaw per common share:
Basic	$0.69	$(0.19)
Diluted	$0.68	$(0.19)

Weighted average shares outstanding:
Basic	71,341	84,898
Diluted	72,485	84,898

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(In thousands)

	Three Months Ended
	2011	2010
Net income (loss)	$50,407	$(15,250)
Currency translation adjustment, net gain (loss) arising during period	(11,736)	4,060
Equity in unconsolidated entities’ other comprehensive income (loss), net of Shaw’s tax of $3,957 and ($10,793)	(6,321)	16,953
Net derivatives gain (loss) on hedge transactions, net of tax of ($2,979) and ($2,082)	4,758	3,270
Defined benefit plans
Change in unrecognized net actuarial pension gains (losses)	783	910
Change in unrecognized net prior service pension costs	11	11
Income taxes on defined benefit plans	(196)	(245)
Total	598	676
Unrealized gain (loss) on available for sale securities, net of tax of $11 and ($306)	(17)	481
Comprehensive income (loss)	37,689	10,190
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,163	753
Comprehensive income (loss) attributable to Shaw	$36,526	$9,437

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	November 30, 2011 (Unaudited)	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents ($60.2 million and $78.6 million related to variable interest entities (VIEs))	$637,046	$674,080
Restricted and escrowed cash and cash equivalents	31,542	38,721
Short-term investments ($5.6 million and $7.8 million related to VIEs)	242,594	226,936
Restricted short-term investments	138,337	277,316
Accounts receivable, including retainage, net ($29.6 million and $7.5 million related to VIEs)	732,117	772,242
Inventories	263,771	245,044
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	535,892	552,502
Deferred income taxes	347,262	367,045
Investment in Westinghouse	997,306	999,035
Prepaid expenses and other current assets	118,743	138,260
Total current assets	4,044,610	4,291,181

Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	15,395	14,768
Property and equipment, net of accumulated depreciation of $362.6 million and $347.3 million	520,894	515,811
Goodwill	543,855	545,790
Intangible assets	16,221	17,142
Deferred income taxes	9,162	10,484
Other assets	91,313	91,858
Total assets	$5,241,450	$5,487,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$736,167	$822,476
Accrued salaries, wages and benefits	114,659	132,857
Other accrued liabilities	172,463	199,947
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,405,077	1,535,037
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,654,813	1,679,836
Interest rate swap contract on Japanese Yen-denominated bonds	19,322	27,059
Short-term debt and current maturities of long-term debt	355	349
Total current liabilities	4,102,856	4,397,561
Long-term debt, less current maturities	540	630
Deferred income taxes	72,803	70,437
Other liabilities	79,491	81,152
Total liabilities	4,255,690	4,549,780

Contingencies and commitments (Note 12)

Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 91,746,268 and 91,711,102 shares issued, respectively; and 71,340,594 and 71,306,382 shares outstanding, respectively	1,329,941	1,321,278
Retained earnings	377,699	328,455
Accumulated other comprehensive loss	(117,640)	(104,922)
Treasury stock, 20,405,674 and 20,404,720 shares, respectively	(639,725)	(639,704)
Total Shaw shareholders’ equity	950,275	905,107
Noncontrolling interests	35,485	32,147
Total equity	985,760	937,254
Total liabilities and equity	$5,241,450	$5,487,034

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
	2011		2010
	Shares	Amount	Shares	Amount

Preferred stock	—	$—	—	$—

Common stock
Balance September 1	91,711,102	$1,321,278	90,669,011	$1,283,890
Exercise of stock options	30,040	519	110,840	2,464
Shares exchanged for taxes on stock based compensation	(2,264)	(50)	(7,063)	(236)
Tax benefit on stock based compensation	—	37	—	(16)
Stock-based compensation	7,390	8,157	25,174	8,680
Balance November 30	91,746,268	$1,329,941	90,797,962	$1,294,782

Retained earnings
Balance September 1		$328,455		$503,471
Net income (loss) attributable to Shaw		49,244		(16,003)
Balance November 30		$377,699		$487,468

Accumulated other comprehensive income (loss)
Currency translation adjustment
Balance September 1		$(3,652)		$(15,532)
Change during year		(11,736)		4,060
Balance November 30		$(15,388)		$(11,472)
Equity in unconsolidated entities’ other comprehensive income (loss), net of Shaw’s tax
Balance September 1		$(50,724)		$(66,297)
Change during year		(6,321)		16,953
Balance November 30		$(57,045)		$(49,344)
Unrealized gain (loss) on hedging activities
Balance September 1		$(16,558)		$(20,361)
Change during year		4,758		3,270
Balance November 30		$(11,800)		$(17,091)
Unrealized net holding gain (loss) on securities
Balance September 1		$(50)		$546
Change during year		(17)		481
Balance November 30		$(67)		$1,027
Pension and other postretirement benefit plans
Balance September 1		$(33,938)		$(41,001)
Change during year		598		676
Balance November 30		$(33,340)		$(40,325)
Balance November 30		$(117,640)		$(117,205)

Treasury stock at cost
Balance September 1	(20,404,720)	$(639,704)	(5,755,949)	$(117,453)
Purchases under repurchase plans	—	—	—	—
Shares exchanged for taxes on stock-based compensation	(954)	(21)	(14,054)	(436)
Balance November 30	(20,405,674)	$(639,725)	(5,770,003)	$(117,889)

Total Shaw shareholders’ equity at November 30		$950,275		$1,547,156

Noncontrolling interests
Balance September 1		$32,147		$47,124
Net income (loss)		1,163		753
Distributions to noncontrolling interests		(900)		(1,385)
Contributions from noncontrolling interests		3,075		600
Adjustment for deconsolidation of VIE(s)		—		(10,662)
Balance November 30		$35,485		$36,430

Total equity at November 30		$985,760		$1,583,586

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
(In thousands)
	2011	2010
Cash flows from operating activities:
Net income (loss)	$50,407	$(15,250)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,501	17,570
(Benefit from) provision for deferred income taxes	17,009	(18,378)
Stock-based compensation expense	9,870	8,922
(Earnings) losses from unconsolidated entities, net of taxes	(6,953)	(2,872)
Distributions from unconsolidated entities	2,128	3,873
Taxes paid upon net-share settlement of equity awards	(50)	(236)
Excess tax benefits from stock based compensation	(112)	(205)
Foreign currency transaction (gains) losses, net	(27,359)	11,412
Other noncash Items	995	4,197
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in accounts receivables	36,658	(11,566)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	12,501	93,869
(Increase) decrease in inventories	(18,912)	(8,818)
(Increase) decrease in other current assets	25,972	(4,897)
Increase(decrease) in accounts payable	(78,155)	(109,335)
Increase (decrease) in accrued liabilities	(44,724)	(15,556)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(128,628)	(155,711)
Net change in other assets and liabilities	(10,044)	(8,988)
Net cash provided by (used in) operating activities	$(140,896)	$(211,969)

Cash flows from investing activities:
Purchases of property and equipment	(24,307)	(30,237)
Proceeds from sale of businesses and assets, net of cash surrendered	1,599	715
Investment(s) in notes receivable	—	(10,100)
Cash deposited into restricted and escrowed cash	(10,010)	(474,623)
Cash withdrawn from restricted and escrowed cash	17,608	416,824
Purchases of short-term investments	(75,104)	(329,704)
Proceeds from sale and redemption of short-term investments	58,003	279,562
Proceeds from sale of restricted short term investments	138,851	58,673
Net cash provided by (used in) investing activities	$106,640	$(88,890)

Cash flows from financing activities:
Purchase of treasury stock	(21)	(436)
Repayment of debt and capital leases	(85)	(3,429)
Payment of deferred financing costs	(16)	—
Issuance of common stock	519	2,464
Excess tax benefits from exercise of stock options and vesting of restricted stock	112	205
Contributions received from noncontrolling interest	3,075	600
Distributions paid to noncontrolling interest	(900)	(1,385)
Net cash provided by (used in) financing activities	$2,684	$(1,981)

Net effects on cash of deconsolidation of VIE(s)	—	(12,800)
Effects of foreign exchange rate changes on cash	(5,462)	2,733
Net change in cash and cash equivalents	$(37,034)	$(312,907)

Cash and cash equivalents — beginning of year	$674,080	$912,736
Cash and cash equivalents — end of year	$637,046	$599,829

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Our reportable segments are Power; Plant Services; Environmental & Infrastructure (E&I); Energy and Chemicals (E&C); Fabrication and Manufacturing (F&M); Investment in Westinghouse; and Corporate.  See Note 17 – Business Segments for further discussion.

We have evaluated events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures in this Quarterly Report on Form 10-Q (Form 10-Q).

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of The Shaw Group Inc., its wholly-owned and majority owned subsidiaries, and any variable interest entities (VIEs) of which we are the primary beneficiary (See Note 7 —Equity Method Investments and Variable Interest Entities). When we do not have a controlling interest in an entity but exert a significant influence over the entity, we apply the equity method of accounting. The cost method is used when we do not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements as of November 30, 2011 and for the three month periods ended November 30, 2011 and 2010, are unaudited. The consolidated balance sheet as of August 31, 2011, was derived from the audited balance sheet filed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (2011 Form 10-K). In management’s opinion, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements for the interim and prior period results have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our 2011 Form 10-K.

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

Actual results could differ materially from those estimates, and the foregoing interim results are not necessarily indicative of results for any other interim period or for the full fiscal year ending August 31, 2012.

The length of our contracts varies but is typically longer than one year in duration. Consistent with industry practice, assets and liabilities are classified as current under the operating cycle concept whereby all contract-related items are regarded as current regardless of whether cash will be received or paid within a 12-month period. Assets and liabilities classified as current that may not be paid or received in cash within the next 12 months include restricted cash, retainage receivable, cost and estimated earnings in excess of billing on uncompleted contracts (including claims receivable), retainage payable and advance billings and billings in excess of costs and estimated earnings on uncompleted contracts.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

We categorize our marketable securities as either trading securities or available-for-sale. These investments are recorded at fair value and are classified as short-term investments in the accompanying consolidated balance sheets. Investments are made based on the Company’s investment policy and restrictions contained in our Facility, which specifies eligible investments and credit quality requirements.

Trading securities consist of investments held in trust to satisfy obligations under our deferred compensation plans and investments in certain equity securities. The changes in fair values on trading securities are recorded as a component of net income (loss) in other income (expense), net.

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

Recently Adopted Accounting Pronouncement

In January 2010, the FASB issued an Accounting Standards Update (ASU) related to new disclosures about fair value measurements, ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820).  Part of this standard was effective for us in the first quarter of our 2011 fiscal year and did not have a material impact on our consolidated financial statements. We adopted the additional requirement to reconcile recurring Level 3 measurements, including purchases, sales, issuances and settlements on a gross basis effective September 1, 2011. The adoption of the final part of ASU 2010-06 did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 amends FASB Accounting Standards Codification ™ (ASC) 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We adopted ASU 2010-13 effective September 1, 2011. The adoption of ASU 2010-13 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350), related to the way companies test for impairment of goodwill.  Pursuant to ASU 2010-28, goodwill of the reporting unit is not impaired if the carrying amount of a reporting unit is greater than zero and its fair value exceeds its carrying amount.  In that event, the second step of the impairment test is not required.  However, if the carrying amount of a reporting unit is zero or negative, the second step of the impairment test is required to be performed to measure the amount of impairment loss, if any, when it is more likely than not that goodwill impairment exists.  In considering whether it is more likely than not that goodwill impairment exists, a company must evaluate whether there are qualitative factors that could adversely affect goodwill.  Consistent with the prior requirements, this test must be performed annually or, if an event occurs or circumstances exist that indicate that it is more likely than not that goodwill impairment exists, in the interim.  We adopted ASU 2010-28 effective September 1, 2011.  The adoption of ASU 2010-28 did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also require a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is during fiscal year 2012.  The adoption of ASU 2010-29, effective September 1, 2011, did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 primarily changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement and clarifies the FASB’s intent about the application of existing fair value measurement requirements.  ASU 2011-04 is effective for us in the second quarter of fiscal year 2011.  We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for us in fiscal year 2013.  We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08—Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is effective for us in fiscal year 2013. Early adoption is permitted, however we have not yet adopted it. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09 Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80) - Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 require that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is effective for us in fiscal year 2012 and must be applied retrospectively for all prior periods presented. We do not expect the adoption of ASU 2011-09 to have a material impact on our consolidated financial statements.

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

At November 30, 2011, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$514,815	$—	$—	$514,815	$514,815	$—
Money market mutual funds	122,231	—	—	122,231	122,231	—
Certificates of deposit	205,611	—	—	205,611	—	205,611
Available-for-sale securities:
Bond mutual funds	20,000	36	—	20,036	—	20,036
Corporate bonds	12,095	5	(144)	11,956	—	11,956
Trading securities:
Equity investments	4,998	—	(7)	4,991	—	4,991
Total	$879,750	$41	$(151)	$879,640	$637,046	$242,594

At August 31, 2011, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$653,979	$—	$—	$653,979	$653,979	$—
Money market mutual funds	17,350	—	—	17,350	17,350	—
Certificates of deposit	211,910	—	—	211,910	2,751	209,159
Available-for-sale securities:
Corporate bonds	17,853	40	(116)	17,777	—	17,777
Total	$901,092	$40	$(116)	$901,016	$674,080	$226,936

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in other income (expense), net. During the three months ended November 30, 2011 and 2010, the proceeds and realized gains and losses were as follows (in thousands):

	2011	2010
Proceeds	$5,617	$25,624
Realized gains	$1	$73
Realized losses	$—	$—

There were no transfers of securities between available for sale and trading classifications during the three months ending November 30, 2011.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no other-than-temporary impairment losses recognized during the three months ended November 30, 2011 or 2010.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at November 30, 2011, were as follows (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate bonds	1,874	(29)
Total	$1,874	$(29)

At November 30, 2011, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$12,095	$11,956
Due in one to two years	—	—
Total	$12,095	$11,956

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At November 30, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$8,694	$—	$8,694	$—
Money market mutual funds	22,848	—	22,848	—
Certificates of deposit	113,775	—	—	113,775
Trading securities:
Stock and bond mutual funds	6,310	251	—	6,310
U.S. government and agency securities	613	(5)	—	613
Corporate bonds	17,639	(478)	—	17,639
Total	$169,879	$(232)	$31,542	$138,337

At August 31, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$16,358	$—	$16,358	$—
Money market mutual funds	22,363	—	22,363	—
Certificates of deposit	252,627	—	—	252,627
Trading securities:
Stock and bond mutual funds	6,473	272	—	6,473
U.S. government and agency securities	1,806	(82)	—	1,806
Corporate bonds	16,410	(390)	—	16,410
Total	$316,037	$(200)	$38,721	$277,316

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):

	November 30, 2011	August 31, 2011
Contractually required by projects	$7,053	$14,696
Voluntarily used to secure letters of credit	113,774	252,628
Secure contingent obligations in lieu of letters of credit	20,634	20,626
Assets held in trust and other	28,418	28,087
Total	$169,879	$316,037

We voluntarily cash collateralize certain letters of credit if the bank fees avoided on those letters of credit exceed the return on other investment opportunities. We are able to access cash we have pledged to secure various letters of credit by replacing them with letters of credit issued under our Facility. See Note 9 – Debt and Revolving Lines of Credit for additional information about our Facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At November 30, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$319,386	$—	$319,386	$—
Stock and bond mutual funds (a)	26,346	26,346	—	—
U.S. government and agency securities	613	—	613	—
Corporate bonds	29,595	—	29,595	—
Equity investments	4,991	4,991	—	—
Total	$380,931	$31,337	$349,594	$—

Liabilities:
Interest rate swap contract	$19,322	$—	$19,322	$—
Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$83	$—	$83	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$172	$—	$172	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$461,786	$—	$461,786	$—
Stock and bond mutual funds (a)	6,473	6,473	—	—
U.S. government and agency securities	1,806	—	1,806	—
Corporate bonds	34,187	—	34,187	—
Total	$504,252	$6,473	$497,779	$—

Liabilities:
Interest rate swap contract	$27,059	$—	$27,059	$—
Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,955	$—	$1,955	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$16	$—	$16	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

The following are the primary valuation methodologies used for valuing our short-term and restricted short-term investments:

●
Corporate bonds and U.S. government and agency securities: Valued at quoted prices in markets that are not active, broker dealer quotations or other methods by which all significant inputs are observable, either directly or indirectly.

●
Foreign government and foreign government guaranteed securities: Valued at quoted prices in markets that are not active, broker dealer quotations or other methods by which all significant inputs are observable, either directly or indirectly.

●	Stock and bond mutual funds: Valued at the net asset value of shares held at period end as quoted in the active market. These mutual funds contain no unusual terms or trade restrictions.

●	Equity investments: Valued at the closing price of the shares held at period end as quoted in active markets.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis include items such as goodwill and long lived assets that are measured at fair value resulting from impairment, if deemed necessary. To calculate the fair value of a reporting unit used in our goodwill impairment review, we utilized the guideline public company method (a market approach) and the discounted cash flow method (an income approach). The reporting unit’s fair value was determined by averaging the resulting fair values calculated under these two methods, which we consider a Level 3 fair value measurement. During the three months ended November 30, 2011, we did not record any fair value adjustments related to those nonfinancial assets and liabilities measured at fair value on a nonrecurring basis. See Note 8 – Goodwill and Other Intangible Assets for further discussion.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):

		November 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2011	2010
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other comprehensive income (loss)	$4.8	$3.3
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$(2.7)	$0.5

Note 5 —Accounts Receivable, Concentrations of Credit Risk, and Inventories

Accounts Receivable

Our accounts receivable, including retainage, net, were as follows (in thousands):

	November 30, 2011	August 31, 2011
Trade accounts receivable, net	$704,480	$732,134
Unbilled accounts receivable	10,366	23,116
Retainage	17,271	16,992
Total accounts receivable, including retainage, net	$732,117	$772,242

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

2011
Beginning balance, September 1	$22,350
Increased provision	886
Write offs	(924)
Recovery	(345)
Other	(3,838)
Ending balance, November 30	$18,129

Included in our trade accounts receivable, net at November 30, 2011, and August 31, 2011, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response, and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.

At November 30, 2011, and August 31, 2011, we had approximately $159.1 million and $227.1 million, respectively, included in trade receivables, net, for an air quality control (AQC) project, primarily related to periodic costs and milestone reconciliation invoices. On November 1, 2011, the client presented an assessment challenging $169.6 million of our costs and fee. We believe the assessment to be substantially without merit. We have included in our estimates at completion what we believe to be the probable amounts to be ultimately collected. See our discussion of legal proceedings in Note 12 — Contingencies and Commitments and our discussion of unapproved change orders and claims in Note 16 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for additional information. During the three months ended November 30, 2011, we received payment of $68.0 million from the client.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $82.3 million and $64.3 million at November 30, 2011, and August 31, 2011, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $236.9 million and $278.6 million at November 30, 2011, and August 31, 2011, respectively, related to the U.S. government agencies and related entities.

Additionally, at November 30, 2011, and August 31, 2011, respectively, we had approximately $159.1 million and $227.1 million in trade receivables, net, related to one client.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or weighted-average cost methods. Cost includes material, labor, and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	November 30, 2011			August 31, 2011
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw materials	$19,583	$129,244	$148,827	$16,040	$118,516	$134,556
Work in process	2,920	33,519	36,439	2,878	25,483	28,361
Finished goods	78,505	—	78,505	82,127	—	82,127
Total	$101,008	$162,763	$263,771	$101,045	$143,999	$245,044

Note 6 — Investment in Westinghouse and Related Agreements

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

Put Option Agreements

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

Since the Put Options exercise price is JPY-denominated, we will receive a fixed amount of JPY (approximately 124.7 billion JPY if we choose to put 100% of our ownership in Westinghouse to Toshiba) upon the exercise of the Put Options. The Put Options, along with the Principal LC (defined below), substantially mitigate the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Options for repayment of the Westinghouse Bonds.

Under GAAP, the Put Options are not considered free-standing financial instruments or derivative instruments, and therefore, have not been separated from our equity investment in Westinghouse. The Put Options are JPY-denominated and do not require or permit net settlement. Therefore, neither the Put Options nor the foreign currency component meet the definition of a derivative instrument under ASC 815 and therefore are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option).

On September 6, 2011, NEH announced its intent to seek consent of the trustee, acting on behalf of the holders of the Westinghouse Bonds, to exercise the Put Options prior to the automatic put date. On December 8, 2011, we were notified that the trustee decided not to consent to the proposed early exercise of the Put Options. Accordingly, the Put Options will be exercised on or around October 6, 2012, which will require funding by January 4, 2013 for repayment of the Westinghouse Bonds on March 15, 2013.

Commercial Relationship Agreement

In connection and concurrent with the acquisition of our investment in Westinghouse, we executed a commercial relationship agreement (Westinghouse CRA) that provides us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. The term of the Westinghouse CRA is six years and contains renewal provisions. As noted above, when the Put Options are exercised in October 2012, the CRA will terminate. We would continue to retain our rights under the Westinghouse CRA for projects for which Westinghouse and Shaw have submitted a binding offer prior to its termination. We concluded that, for accounting purposes, no value should be allocated to the Westinghouse CRA and that it should not be recognized as a separate asset.

Shareholder Agreement and Dividend Policy

On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages, no less than 65%, but not to exceed 100%, of the net income of Westinghouse, to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed. The intent of this policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24.0 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Options or the sale of our Westinghouse Investment, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. NEH has received dividends totaling approximately $97.8 million to date. Dividends received are accounted for as a reduction of NEH’s Investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse dividends are not recorded in our financial statements until declared by Westinghouse. At November 30, 2011, the dividend shortfall totaled approximately $10.2 million.

Westinghouse Bonds

The proceeds from the issuance of the Westinghouse Bonds was approximately $1.0 billion, net of original issue discount. The Westinghouse Bonds  are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its Westinghouse Equity, the Put Options, a letter of credit for approximately $55.1 million at November 30, 2011, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for $57.7 million at November 30, 2011, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). The Interest LC will automatically renew in declining amounts equal to the interest remaining to be paid over the life of the Westinghouse Bonds, or until we exercise the Put Options, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche, and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 9 — Debt and Revolving Lines of Credit for additional discussion of the accounting for these contracts.) Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

Note 7 — Equity Method Investments and Variable Interest Entities

As is common in the engineering and construction industries, we execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies. We evaluate each partnership and joint venture to determine whether the entity is a VIE. Most of the entities we assess are incorporated or unincorporated joint ventures formed by us and our partner(s) for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Our partnerships or joint ventures are typically characterized by a 50% or less non-controlling ownership or participation interest, with decision making and distribution of expected gains and losses typically being proportionate to the ownership or participation interest. Many of the partnership and joint venture agreements require little or no equity investment by the joint venture partners but provide for capital calls to fund operations, as necessary, and may require subordinated financial support from the joint venture partners such as letters of credit, financial guarantees or obligations to fund losses incurred by the joint venture. Such funding is infrequent and is not anticipated to be material.

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

If the entity is determined to be a VIE, we assess whether we are the primary beneficiary and whether we need to consolidate the entity. ASC 810-10, as amended by ASU 2009-17, requires companies to utilize a qualitative approach to determine if it is the primary beneficiary of a VIE. A company is deemed to be the primary beneficiary and must consolidate its partnerships and joint ventures if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The contractual agreements that define the ownership structure and equity investment at risk, distribution of profits and losses, risks, responsibilities, indebtedness, voting rights and board representation of the respective parties are used to determine if the entity is a VIE and whether we are the primary beneficiary and must consolidate the entity. Additionally, we consider all parties that have direct or implicit variable interests when determining whether we are the primary beneficiary. Upon the occurrence of certain events outlined in ASC 810-10, we reassess our initial determination of whether the entity is a VIE and whether consolidation is required. If consolidation of the VIE or joint venture is not required, we generally account for these joint ventures using the equity method of accounting with our share of the earnings (losses) from these investments reflected in one line item on the consolidated statement of operations.

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

ASC 810-10, as amended, requires that we continuously assess whether we are the primary beneficiary of our VIEs. Prior to the amendment, reassessment of whether we were the primary beneficiary was required only upon the occurrence of certain events. Accordingly, we analyzed all of our VIEs at November 30, 2011, and classified them into two groups:

●	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary; and

●	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	November 30, 2011	August 31, 2011
Cash and cash equivalents	$60,162	$78,577
Net accounts receivable	29,616	7,537
Other current assets	163,624	174,584
Non-current assets	55,033	50,038
Total assets	$308,435	$310,736

Accounts and subcontractors payable	$63,336	$91,293
Billings in excess of costs and accrued earnings	27,723	27,831
Accrued expenses and other	118,460	97,102
Total liabilities	$209,519	$216,226

Total revenues of the consolidated ventures were $206.0 and $153.2 million for the three months ended November 30, 2011, and 2010, respectively.

For the three months ended November 30, 2011 and 2010, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

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

Investment in Westinghouse

Our most significant investment accounted for under the equity method is our wholly-owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest in Westinghouse. Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the Owner Board), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at November 30, 2011.

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

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. We record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three months ended September 30, 2011, and September 30, 2010, are included in our financial results for the three months ended November 30, 2011, and 2010, respectively.

Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

	Three Months Ended
Statements of Operations	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)
Revenues	$1,082,174	$1,105,057
Gross profit	221,274	232,350
Income from continuing operations before income taxes	44,626	29,308
Net income attributable to shareholders	42,814	20,286

Our investments in and advances to unconsolidated entities, joint ventures, and limited partnerships and our overall percentage ownership of these ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership	November 30,	August 31,
	Percentage	2011	2011
Investment in Westinghouse	20%	$997,306	$999,035
Other	23% - 50%	15,395	14,768
Total investments in and advances to unconsolidated entities, joint ventures, and limited partnerships		$1,012,701	$1,013,803

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows (in thousands):

	Three Months Ended
	2011	2010
Investment in Westinghouse, net of income taxes of $3,297 and $1,578, respectively	$5,266	$2,479
Other unconsolidated entities, net of income taxes of $1,057 and $198, respectively	1,687	393
Total earnings (losses) from unconsolidated entities, net income of taxes	$6,953	$2,872

Note 8 — Goodwill and Other Intangibles

Goodwill

We perform our annual goodwill impairment review on March 1st of each fiscal year or earlier if events occur that indicate an impairment could exist. During the three months ended November 30, 2011, no events occurred that indicated our goodwill might be impaired.

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2011, to November 30, 2011 (in thousands):

	Power	Plant Services	E&I	E&C	F&M	Total
Balance at August 31, 2011	$139,177	$42,027	$207,862	$139,099	$17,625	$545,790
Acquisitions and related adjustments	—	—	30	—	—	30
Currency translation adjustment	—	—	(638)	(589)	(738)	(1,965)
Balance at November 30, 2011	$139,177	$42,027	$207,254	$138,510	$16,887	$543,855

The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.  We had tax-deductible goodwill of approximately $62.0 million and $65.8 million at November 30, 2011, and August 31, 2011, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Other Intangible Assets

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at August 31, 2011	$41,957	$(27,735)	$5,016	$(2,096)
Currency translation adjustments	(42)	12	(38)	(154)
Amortization	—	(699)	—	—
Balance at November 30, 2011	$41,915	$(28,422)	$4,978	$(2,250)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies, Patents, and Tradenames	Client Relationships
Remainder of fiscal year 2012	$2,197	$401
2013	2,790	423
2014	2,713	423
2015	2,639	423
2016	2,594	423
Thereafter	560	635
Total	$13,493	$2,728

Note 9 — Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	November 30, 2011		August 31, 2011
	Short-term	Long-term	Short-term	Long-term
Capital lease obligations	$355	$540	$349	$630
Westinghouse Bonds (see description below)	1,654,813	—	1,679,836	—
Total	$1,655,168	$540	$1,680,185	$630

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

As previously disclosed, the holders of the Westinghouse Bond may have the ability to cause us to put our Westinghouse Equity back to Toshiba as a result of the occurrence of a “Toshiba Event” (as defined under the Bond Trust Deed) that occurred in May 2009. A Toshiba Event is not an event of default or other violation of the Bond Trust Deed or the Put Option Agreements, but due to the Toshiba Event, the Westinghouse Bond holders have an opportunity to direct us to exercise the Put Options, through which we would receive the pre-determined JPY-denominated put price and use those proceeds to pay off the JPY-denominated Westinghouse Bond debt. To do so, a ‘supermajority’ of the Westinghouse bond holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct us to exercise the Put Options. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to direct the exercise.  Alternatively, a written resolution signed by the Westinghouse Bond holders representing no less than 75% of the Westinghouse Bond principal amount outstanding and instructing the bond trustee to direct us to exercise the Put Options shall have the same effect (collectively, an Extraordinary Resolution).

Because the holders of the bonds may have the ability to require us to exercise the Put Options to retire the bonds, we reclassified the Westinghouse Bonds from long-term debt to short-term debt in May 2009.

The Put Options, executed as part of the Investment in Westinghouse transaction, provide NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. On September 6, 2011, NEH announced that it intends to exercise its put options to sell the Westinghouse Equity to Toshiba. The exercise of the Japanese yen-denominated Put Options prior to October 2012 requires the consent of the trustee acting on behalf of the Westinghouse Bond holders. Funds received must be applied toward the redemption of the bonds on the next scheduled interest payment date. On December 8, 2011, we were informed that the trustee did not consent to the proposed early exercise of the Put Options. Under the terms of the Put Options, the Put Options will be exercised automatically on or around October 6, 2012, for cash settlement on January 4, 2013. Proceeds from the sale would be used to repay the bonds in full on their scheduled maturity date of March 15, 2013.

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $54.6 million at November 30, 2011. We may recognize a non-operating gain once the put options are settled resulting principally from foreign exchange movements. If the bonds would have been repaid at November 30, 2011, from an early exercise of the Put Options, the gain would have been approximately $508.1 million pre-tax. The actual gain or loss will be determined at settlement.

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

The exchange rates of the JPY to the USD at November 30, 2011, and August 31, 2011, were 77.9 and 76.8, respectively.

The Westinghouse Bonds consisted of the following (in thousands):

	November 30, 2011	August 31, 2011
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.34% at November 30, 2011)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	574,813	599,836
Total Westinghouse debt	$1,654,813	$1,679,836

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.7%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At November 30, 2011, and August 31, 2011, the fair value of the swap totaled approximately $19.3 million and $27.1 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the fiscal year ended November 30, 2011.

Credit Facility

On June 15, 2011, we entered into an unsecured second amended and restated credit agreement (Facility) with a group of lenders that effectively terminated an earlier agreement. The Facility provides lender commitments up to $1,450.0 million, all of which may be available for the issuance of performance letters of credit. The Facility has a sublimit of $1,250.0 million that may be available for the issuance of financial letters of credit and /or borrowings for working capital needs and general corporate purposes.

At November 30, 2011, the amount of the Facility available for financial letters of credit and/or revolving credit loans was limited to the lesser of: (1) $1,133.7 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($181.2 million) less outstanding financial letters of credit ($135.1 million); (2) $1,114.9 million, representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($135.1 million); or (3) $263.7 million, representing the maximum additional borrowings allowed under the leverage ratio covenant (as defined below) contained in the Facility.

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

The Facility contains customary financial covenants and other restrictions including an interest coverage ratio (ratio of Shaw EBITDA to consolidated interest expense) and a leverage ratio (ratio of total debt to Shaw EBITDA) with all terms defined in the Facility, and (i) maintains or resets maximum allowable amounts certain threshold triggers and certain additional exceptions with respect to the dividend, stock repurchases, investment, indebtedness, lien, asset sale, letter of credit and acquisitions and (ii) additional covenants, thus providing the Company with continued financial flexibility in business decisions and strategies. The Facility contains defaulting lender provisions.

The Facility limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. The Facility permits us to make stock repurchases or dividend payments of up to $500.0 million so long as, after giving effect to such purchases or payments, our unrestricted cash and cash equivalents is at least $500.0 million. We are limited to aggregate dividend payments and/or stock repurchases during the life of the Facility up to $500.0 million.  In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $50.0 million per fiscal year. The payment of cash dividends is restricted if an event of default has occurred and is continuing under the Facility. The restrictions under our Facility currently do not impair our ability to complete our share repurchase program. For additional information on our share repurchase program, see Note 19 – Share Repurchase Program.

The total amount of fees associated with letters of credit issued under the Facility were approximately $2.0 million and $2.5 million for the three months ended November 30, 2011, and 2010, respectively, which includes commitment fees associated with unused credit line availability of approximately $0.9 million and $0.9 million, respectively.

For the three months ended November 30, 2011, and 2010, we recognized $0.6 million and $1.2 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility. At November 30, 2011, and August 31, 2011, unamortized deferred financing fees related to our Facility were approximately $11.2 million and $11.8 million, respectively.

At November 30, 2011, we were in compliance with the financial covenants contained in the Facility.

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At November 30, 2011, Shaw-Nass had no borrowings under its revolving line of credit and approximately $0.2 million in outstanding bank guarantees under the Bahrain facility. The interest rate applicable to any borrowings is a variable rate (1.28% at November 30, 2011) plus 3.00% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have uncommitted, unsecured standby letter of credit facilities with banks outside of our Facility. Fees under these facilities are paid quarterly. At November 30, 2011, and August 31, 2011, there were $1.7 million and $1.9 million of letters of credit outstanding under these facilities, respectively.

Note 10 — Income Taxes
Our consolidated effective tax rate was a provision of 36% and a benefit of 39% as applied to income (loss) before income taxes and earnings (losses) from unconsolidated entities for the first quarter of fiscal years 2012 and 2011, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.

The impact of significant discrete items is separately recognized in the quarter in which they occur. We recognize foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably.

We expect the fiscal year 2012 annual effective tax rate, excluding discrete items, applicable to forecasted income before income taxes and earnings (losses) from unconsolidated entities to be approximately 36%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.

Under ASC 740-10, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.

As of November 30, 2011, our unrecognized tax benefits were $35.9 million, of which $29.4 million would, if recognized, affect our effective tax rate.

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

Our U. S. federal tax returns for fiscal years 2009 and 2010 are now being audited by the Internal Revenue Service (IRS).  The IRS accepted our application for admittance into the Compliance Assurance Process (CAP) at the beginning of fiscal year 2012.  Under CAP, the IRS works with large business taxpayers on a contemporaneous, real-time basis to resolve issues prior to the filing of tax returns which allows participants to remain current with IRS examinations.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits up to $23 million as a result of the expiration of statutes of limitations and settlements with taxing authorities.

Note 11 — Share-Based Compensation

During the three months ended November 30, 2011 and 2010, restricted stock units (RSUs) totaling 1,043,736 shares at a weighted-average per share price of $23.25 and 569,419 shares at a weighted-average per share price of $30.56, respectively, were awarded with vesting over three and approximately four years, respectively. Of the RSUs awarded during the three months ended November 30, 2011 and 2010, 688,411 shares and 269,511 shares, respectively, were classified as liability awards at November 30, 2011, due to the settlement of these awards in cash.

During the three months ended November 30, 2011, there were no options awarded. During the three months ended November 30, 2010, options for the purchase of 600,073 shares at a weighted-average price of $30.56 per share, were awarded, vesting over approximately four years. The contractual lives of the awards during the three months ended November 30, 2010, are consistent with those of prior years. There were no significant changes in the assumptions or estimates used in the valuation of options subsequent to our year-end, August 31, 2011.

During the three months ended November 30, 2011 and 2010, options were exercised for the purchase of 30,040 shares at a weighted-average exercise price of $17.28 per share and 110,840 shares at a weighted-average exercise price of $22.23 per share, respectively.

There were no stock appreciation rights (SARs) awarded during the three months ended November 30, 2011. During the three months ended November 30, 2010, we awarded 358,751 SARs at a weighted average price of $30.56 per share, vesting over approximately four years. The Binomial valuation method was used to re-measure the fair value of the SARs at November 30, 2011. The SARs are classified as liability awards at November 30, 2011, due to the settlement of these awards in cash.

During the three months ended November 30, 2011, we awarded 11,661,500 performance cash units (PCUs), at a weighted average fair value of $1.13 per unit, vesting over approximately three years. The PCUs represent the right to receive $1 for each earned PCU if specified performance goals are met over the three-year performance period. The PCU recipients may earn between 0% and 200% of their individual target award amount depending on the level of performance achieved. The fair value of PCUs was estimated at the grant date based on the probability of satisfying the performance goals associated with the PCUs using a Monte Carlo simulation model. The PCUs are classified as liability awards at November 30, 2011, due to the settlement of these awards in cash.

Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period.

For additional information related to these share-based compensation plans, see Note 13 — Share-Based Compensation of our consolidated financial statements in our 2011 Form 10-K.

Note 12 — Contingencies and Commitments

Legal Proceedings

In the normal course of business, we are involved in lawsuits and other legal proceedings and, as a result, may suffer economic loss from any damages awarded against us. Some of these legal proceedings are associated with the performance of our services where clients have disputed our entitlement to additional revenue and/or have asserted counterclaims against us. In such matters, we evaluate both our claims against the client as well as any disputes and/or counterclaims asserted against us by the client pursuant to ASC 450, and we record the probable outcome based upon this analysis. For an additional discussion of our claims on major projects, see Note 16 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts. The actual outcomes may differ materially from our analysis.

On November 12, 2010, the jury returned a split verdict in a dispute between our subsidiary, Stone & Webster, Inc. (S&W), and Xcel Energy (d/b/a Public Service of Colorado) related to Xcel Energy’s coal-fired power plant project in Pueblo, Colorado. While we disagreed with the overall jury verdict and have appealed to the state court of appeals, as a result of this verdict, our Power segment recorded a reduction in gross profit of $63.4 million in the period ended November 30, 2010. During the three months ended November 30, 2011, we settled this matter and collected in excess of $40 million in outstanding receivables from Xcel Energy, resulting in an immaterial impact in the results of operations.

As discussed in our 2011 Form 10-K, in connection with an EPC contract executed by our Power segment for a 600 MW steam turbine electrical generation plant in the U.S., we commenced an arbitration proceeding against our client for this project. In our arbitration demand, we initially sought return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract totaling a claim amount of approximately $32.0 million. We subsequently amended the demand to seek an additional $19.0 million after the client made a partial (and we asserted improper) draw of $19.0 million on our $59.0 million letter of credit, essentially alleging the filing of Shaw’s arbitration demand breached an amendment to the parties’ contract. On November 12, 2010, the client filed a counterclaim in which it essentially argued that, due to ongoing boiler deficiencies, Shaw had yet to meet its performance obligations. The client’s counterclaim further asserted that Shaw’s failure to meet these performance obligations entitled the client to certain performance liquidated damages and breach of warranty damages. We believed there were contractual limitations to our exposure that were further limited based upon amounts recoverable from our supplier under the terms of their contractual obligations to us. In addition, we had defenses to the client’s counterclaim. The arbitrator agreed that the allegations in the client’s counterclaim alleging failure by Shaw to meet its performance obligations were premature and severed those performance issues from the arbitration. Those performance obligations claims could have potentially been re-asserted by the client, although all our defenses would have still applied. Our claims and the client’s breach of warranty claim for alleged boiler deficiencies remained in the arbitration and the arbitrator rendered a ruling on those matters on August 5, 2011. That ruling adopted Shaw’s proposed order, which awarded Shaw damages, fees and expenses totaling $32.6 million. On August 19, 2011, we received payment from the client in that amount and recorded an immaterial gain in our fiscal year 2011 results. As discussed below, during the first quarter of fiscal year 2012, we contemporaneously settled all remaining disputes with our client and the equipment supplier related to this project. These settlements resolve all outstanding issues and thus ends our involvement with this project.

We had also commenced an arbitration proceeding with our equipment and services supplier on the above project. We contend that the supplier failed to comply with certain contractual obligations. This failure disrupted and delayed our work, significantly increased our costs and exposed us to the imposition of schedule and performance related liquidated damages by our client, the owner. Our supplier did not respond to our Notice of Claim and instead filed a Demand for Arbitration dated January 13, 2010, which requested declaratory relief, injunctive relief and damages in an amount to be determined. We served our own Demand for Arbitration on January 18, 2010, followed by a Detailed Statement of Claim on May 17, 2010, identifying damages of approximately $48.2 million, as modified. On July 11, 2011, the supplier provided an updated Detailed Statement of Claim in which the supplier claimed alleged damages of approximately $38.4 million.

As noted above, we contemporaneously settled all disputes with our client and our equipment and services supplier on this EPC contract during the first quarter of fiscal year 2012. The settlements resulted in an immaterial impact in the results of operations during the three months ended November 30, 2011.

In connection with an approximate $28.1 million contract executed by our F&M segment to supply fabricated pipe spools to a manufacturing facility in the U.S., our client filed a lawsuit in the U.S. District Court for the Eastern District of Washington alleging that shop-welding on the pipe spools we supplied was substantially and unacceptably deficient and that the deliveries for some of the pipe spools were untimely. The client’s initial disclosures in the litigation claimed an entitlement to over $48.9 million in damages for the alleged deficient work, including remediation costs and extended impact costs, plus unspecified amounts for increased maintenance costs, property damages, lost profits and business interruption. The client supplemented its disclosures to allege damages totaling approximately $107.0 million. The client later reduced that claim amount to approximately $85.3 million based on the findings of its damages experts. Our answer denied liability and asserted in defense, among other things, the numerous limitations on liability clauses in our contract that either limit or prohibit the types of damages the client seeks to recover or the method by which such damages may be calculated. Additionally, we filed a counterclaim for an unpaid contract balance of approximately $3.8 million and additional shop and field costs of approximately $4.5 million for total claim of approximately $8.3 million. The non-jury trial was scheduled to commence in January 2012. As disclosed in our 2011 Form 10-K, we reached a settlement with our client on this matter in October 2011 and recorded a $16.8 million charge to cost of revenue in fiscal year 2011 and are currently seeking recovery from our insurers. The amounts due our client were paid in the first quarter of fiscal year 2012.

In connection with a cost reimbursable contract executed by our Power segment for the engineering, procurement and construction of flue gas desulfurization systems at three power generating facilities, we have become involved in litigation with the client in U.S. District Court, District of Maryland and U.S. District Court, Southern District of New York.  On January 14, 2011, we commenced the Maryland action with the filing of petitions to establish and enforce mechanics liens against the three projects in an amount totaling approximately $143.0 million. On February 24, 2011, the client filed a motion in the Maryland court to stay or sever and transfer the lien actions to the U.S. District Court for the Southern District of New York. At that time, the client also filed a declaratory judgment action in the New York court that seeks to address the same issues raised in the lien actions and specifically requests a finding that the client is not required to pay us amounts we claim are due and owing. On March 7, 2011, we filed an answer and counterclaim to the client’s declaratory judgment action in which we deny the client has any valid basis for refusing payment and demand payment of sums due us of not less than $200.0 million. On June 24, 2011, we filed a motion in the Maryland court to amend our liens to a total amount of approximately $233.0 million, and on August 16, 2011, the court issued orders supplementing the liens to the total amount of approximately $233.0 million. The client subsequently declared that substantial completion has been achieved and paid us approximately $68 million. As a result of that payment, our liens and counterclaim have been reduced respectively to total approximately $165 million. The trial is scheduled to commence in May 2012. We have evaluated our claims and our client’s claims and have recorded revenue based on management’s judgment about the probable outcome of the respective lawsuits. See Note 16 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for our disclosures associated with our claims and unapproved change orders. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our client were to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statements of operations. Nevertheless, even if the client were to prevail, we would still be entitled to collect approximately $52 million in receivables currently outstanding.

For additional information related to our claims on major projects, see Note 16 —Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts.

Tax Matters

  Our U.S. federal income tax returns for fiscal years 2009 and 2010 are under examination by the IRS.  With the start of fiscal year 2012, we began a contemporaneous audit with the IRS wherein the IRS works with large business taxpayers on a real-time basis to resolve issues prior to the filing of tax returns.

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	Warranties, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We attempt to limit our exposure through the use of the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims and disputes with clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 5 – Accounts Receivable, Concentrations of Credit Risk and Inventories, Note 16 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts and Legal Proceedings above for further discussion on these matters.

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was approximately $431.8 million and $456.1 million at November 30, 2011, and August 31, 2011, respectively. Of the amount of outstanding letters of credit at November 30, 2011, $282.9 million are performance letters of credit issued to our clients. Of the $282.9 million, five clients held $223.3 million or 78.9% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $60.0 million.

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

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our Environmental and Infrastructure (E&I) segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.  There are no recent additions to the LandBank portfolio of properties, and at this time we are not pursuing additional opportunities. Accordingly, we are not incurring incremental environmental liability beyond the portfolio that currently exists. Existing liabilities are reviewed quarterly, or more frequently as additional information becomes available. We also have insurance coverage that helps mitigate our liability exposure. At November 30, 2011, and August 31, 2011, our E&I segment had approximately $1.8 million and $1.9 million, respectively, of environmental liabilities recorded in other liabilities in the accompanying balance sheets.  LandBank environmental liability exposure beyond that which is recorded is estimated to be immaterial.

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

Note 13 — Supplemental Disclosure to Earnings (Losses) Per Common Share

Weighted average shares outstanding for the three months ended November 30, 2011 and 2010, were as follows (in thousands):

	Three Months Ended
	2011	2010

Basic	71,341	84,898
Diluted:
Stock options	456	—
Restricted stock	688	—
Diluted	72,485	84,898

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	Three Months Ended
	2011	2010

Stock options	2,371	4,150
Restricted stock	643	2,184

Note 14 — Employee Benefit Plans

The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three months ended November 30, 2011 and November 30, 2010 (in thousands):

	Three Months Ended
	2011	2010
Service cost	$19	$37
Interest cost	1,974	1,931
Expected return on plan assets	(2,074)	(2,055)
Amortization of net loss	774	915
Other	11	11
Total net pension expense	$704	$839

We expect to contribute $4.7 million to our pension plans in fiscal year 2012. As of November 30, 2011, we have made $0.9 million in contributions to these plans.

Note 15 — Related Party Transactions

At times, we enter into material contractual arrangements with Westinghouse.  NEH, a wholly-owned special purpose entity, owns a 20% interest in Westinghouse (see Note 6 – Investment in Westinghouse and Related Agreements and Note 7 – Equity Method Investments and Variable Interest Entities).

Note 16 —Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts

Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated. Profit recognition on our claims is deferred until the change order has been approved or the disputed amounts have been settled. The recording of these claims against third parties increases gross profit or reduces gross loss on the related projects in the periods the claims are reported. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts on the accompanying consolidated balance sheets.

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

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at November 30, 2011, and November 30, 2010, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2012	Fiscal Year 2011
Amounts included in project estimates-at-completion at September 1	$448.3	$111.6
Changes in estimates-at-completion	9.6	(15.0)
Approved by clients	(8.7)	(41.8)
Amounts included in project estimates-at-completion at November 30 for unapproved change orders and claims	$449.2	$54.8
Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at November 30	$116.6	$40.4

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in our Legal Proceedings in Note 12 — Contingencies and Commitments.

Unapproved change orders and claims included in project estimates-at-completion (EAC) remained relatively flat during the three months ended November 30, 2011. The majority of the amounts included in the estimates-at-completion in the table above relates to engineering, equipment supply, material fabrication, and construction cost estimates which may exceed $400 million associated with regulatory mandated design changes resulting from the certification of the AP1000 nuclear power plant technology in the United States and our clients’ application to obtain combined operating licenses (COLs) for four nuclear power reactors. We perform much of the modular fabrication, assembly and construction related activities on these projects with WEC being responsible for the nuclear island engineering and equipment supply. We believe that we have contractual entitlement to recover the additional costs related to these design changes from our clients and to the extent not paid by clients, WEC has acknowledged an obligation to reimburse us for our material and fabrication costs. Final terms are currently being negotiated with WEC, and the regulatory approvals have not yet been finalized. Therefore, the design and cost estimates are subject to change. Change order requests or claims have not been completed or submitted to the respective clients or to WEC. We have an understanding with WEC regarding these additional costs which will be followed up with formal amendments to the existing consortium agreement between us. It is expected that the cost estimates will continue to be refined as more information becomes available. These projects have a long construction duration and it is possible that these matters may not be resolved in the near term. Should these matters proceed to formal dispute resolution, our contracts call for clients to co-fund our costs until the matters are resolved.

During the three months ended November 30, 2011, our clients approved change orders totaling $8.7 million.

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

In addition to the unapproved change orders and claims discussed above, we have recorded as a reduction to costs at November 30, 2011, approximately $0.7 million in expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy. See Note 12 — Contingencies and Commitments for information with respect to certain vendor backcharges.

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

Project Incentives

Some of our contracts contain performance incentive and award fee arrangements (collectively referred to as project incentives) that provide for increasing or decreasing revenue based upon the achievement of some measure of contract performance in relation to agreed upon targets. Project incentives can occur in all segments, but the majority of contracts containing project incentives are in our Plant Services and E&I segments. Therefore, the gross profit in those segments may be significantly influenced by these project incentives.

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

At November 30, 2011, and August 31, 2011, our project EACs included approximately $115.9 million and $109.0 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement. On a percentage-of-completion basis, we have recorded $79.1 million and $64.8 million as of November 30, 2011, and August 31, 2011, respectively, of these estimated amounts in revenues for the related contracts. We bill incentive fees based on the terms and conditions of the individual contracts which may allow billing over the performance period of the contract or only after the target criterion has been achieved. Incentive fees which have been recognized but not billed are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced.

Note 17 — Business Segments

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

The Investment in Westinghouse segment includes NEH’s Westinghouse Equity and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Note 6 – Investment in Westinghouse and Related Agreements, Note 7 – Equity Method Investments and Variable Interest Entities and Note 9 – Debt and Revolving Lines of Credit for additional information.

The Corporate segment includes corporate management and expenses associated with managing the overall company. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not directly associated with the other segments. Our Corporate assets primarily include cash, cash equivalents and short-term investments held by the corporate entities, property and equipment related to the corporate facility and certain information technology assets.

The following tables present certain financial information for our segments for the three months ended November 30, 2011 and November 30, 2010 (in millions except percentages):

	Three Months Ended
	2011	2010
Revenues:
Power	$494.7	$505.0
Plant Services	295.1	257.8
E&I	459.4	518.6
E&C	163.1	178.3
F&M	105.3	83.6
Corporate	—	—
Total revenues	$1,517.6	$1,543.3
Gross profit:
Power	$27.0	$(29.5)
Plant Services	23.0	23.3
E&I	37.7	48.4
E&C	15.3	6.3
F&M	16.5	12.1
Corporate	0.4	1.0
Total gross profit	$119.9	$61.6

Gross profit percentage:
Power	5.5%	(5.8)%
Plant Services	7.8	9.0
E&I	8.2	9.3
E&C	9.4	3.5
F&M	15.7	14.5
Corporate	NM	NM
Total gross profit percentage	7.9%	4.0%

Selling, general and administrative expenses:
Power	$9.7	$11.6
Plant Services	2.5	2.1
E&I	18.4	18.2
E&C	12.1	12.7
F&M	9.2	7.7
Investment in Westinghouse	0.2	0.1
Corporate	17.4	18.5
Total selling, general and administrative expense	$69.5	$70.9

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$17.6	$(41.2)
Plant Services	20.5	21.2
E&I	19.6	30.8
E&C	4.6	(5.0)
F&M	8.5	4.2
Investment in Westinghouse	14.6	(23.0)
Corporate	(17.0)	(16.8)
Total income (loss) before income taxes and earnings from unconsolidated entities	$68.4	$(29.8)
____________
NM — Not Meaningful

Our segments’ assets were as follows (in millions):

	November 30, 2011	August 31, 2011
Assets
Power	$2,061.4	$2,129.0
Plant Services	293.4	270.2
E&I	1,056.0	1,060.9
E&C	412.6	482.9
F&M	686.4	710.0
Investment in Westinghouse	1,236.5	1,266.4
Corporate	441.5	404.3
Total segment assets	6,187.8	6,323.7
Elimination of investment in consolidated subsidiaries	(468.4)	(368.3)
Elimination of intercompany receivables	(477.9)	(468.4)
Income taxes not allocated to segments	—	—
Total consolidated assets	$5,241.5	$5,487.0

Major Clients

Revenues related to U.S. government agencies or entities owned by the U.S. government were approximately $320.7 million and $312.7 for the three months ended November 30, 2011 and 2010, respectively, representing approximately 21% and 20% of our total revenues, respectively.

Note 18 — Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended November 30, 2011 and 2010 is presented below (in thousands):

	Three Months Ended
	2011	2010
Cash payments for:
Interest (net of capitalized interest)	$20,100	$17,967
Income taxes (net refunds)	$(20,754)	$7,415
Non-cash investing and financing activities:
Additions to property, plant, and equipment	$2,135	$—
Interest rate swap contract on JYP-denominated bonds, net of deferred tax of $2,979 and $2,082, respectively	$(4,758)	$(3,270)
Equity in unconsolidated entities' other comprehensive income, net of deferred tax of $(3,957) and $10,793, respectively	$6,321	$(16,953)

Note 19 —Share Repurchase Program

In June 2011, our Board of Directors authorized the repurchase of up to $500.0 million of our common stock, at times and in such amounts as management deems appropriate. As of November 30, 2011, we had repurchased 945,100 shares under the repurchase authorization at a weighted average cost of $23.01 per share and a cost of approximately $21.8 million, including commissions. All repurchased shares are held in treasury and are available for reissuance.

After consideration for the purchases made through the modified Dutch auction tender offer discussed in Note 20 – Subsequent Events, we currently have an open authorization to repurchase up to $328.2 million in shares, excluding fees and expenses related to the tender offer and subject to limitations contained in the Facility. See Note 9 – Debt and Revolving Lines of Credit for additional information on our Facility.

Note 20 —Subsequent Events

On November 8, 2011, we launched a modified Dutch auction tender offer to purchase up to $150 million in value of our common stock at a price not greater than $25.25 nor less than $22.25 per share. The tender offer expired on December 8, 2011 resulting in 6,185,567 shares being repurchased at a purchase price of $24.25 per share. The Company funded the share purchases in the tender offer with available cash.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (Form 10- Q) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Known material factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to:

•	depressed global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our clients operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	ability of our clients to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for domestic and foreign government agencies and private sector clients that are facing financial challenges;

•	delays and/or defaults in client payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant clients, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•	risks associated with our integrated environmental solutions businesses;

•	reputation and financial exposure due to the failure of our partners or subcontractors to perform their contractual obligations;

•	the presence of competitors with greater financial resources and the impact of competitive technology, products, services and pricing;

•	weakness in our stock price might indicate a decline in our fair value requiring us to further evaluate whether our goodwill has been impaired;

•	the inability to attract and retain qualified personnel, including key members of our management;

•	work stoppages and other labor problems including union contracts up for collective bargaining;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	unavoidable delays in our project execution due to weather conditions, including hurricanes, other natural disasters and man-made disasters;

•	negative impacts to the world nuclear power market because of accidents;

•	changes in environmental factors and laws and regulations that could increase our costs and liabilities and affect the demand for our services;

•	the limitation or modification of the Price-Anderson Act’s indemnification authority;

•	our dependence on technology in our operations and the possible impact of system and information technology interruptions;

•	difficulties in procuring equipment and supplies due to shortages caused by regulatory timelines and unanticipated events affecting suppliers;

•	protection and validity of patents and other intellectual property rights;

•	risks related to NEH’s Investment in Westinghouse;

•	changes in the estimates and assumptions we use to prepare our financial statements;

•	our use of the percentage-of-completion accounting method;

•	changes in our liquidity position and/or our ability to maintain or increase our letters of credit and surety bonds or other means of credit support of projects;

•
our ability to obtain waivers or amendments with our lenders or sureties or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Facility or surety indemnity agreements;

•	covenants in our Facility that restrict our ability to pursue our business strategies;

•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our Facility;

•	outcomes of pending and future litigation and regulatory actions;

•	downgrades of our debt securities by rating agencies;

•	foreign currency fluctuations;

•	our ability to successfully identify, integrate and complete acquisitions;

•	liabilities arising from multi-employer plans entered into by any of our subsidiaries;

•	a determination to write-off a significant amount of intangible assets or long-lived assets;

•	changes in the political and economic conditions of the foreign countries where we operate;

•	significant changes in the market price of our equity securities;

•	provisions in our articles of incorporation and by-laws that could make it more difficult to acquire us and may reduce the market price of our common stock;

•	the ability of our clients to obtain financing to fund their projects;

•
the ability of our clients to receive or the possibility of our clients being delayed in receiving the applicable regulatory and environmental approvals, particularly with projects in our Power segment; and

•	the U.S. administration’s support of the nuclear power option and the Department of Energy (DOE) loan guarantee program.

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our 2011 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses our financial position at November 30, 2011, and the results of our operations for the three months ended November 30, 2011. The following discussion should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2011 Form 10-K.

General Overview

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

Gas-Fired Generation. Approximately 24% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their assets. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but have comparatively higher operating costs. We expect power producers to increase capital spending in the U.S. on gas-fired power plants to take advantage of relatively inexpensive natural gas prices. We expect gas-fired power plants to continue to be an important component of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area. We are building two combined-cycle gas turbine (CCGT) gas plants in North Carolina and completed a CCGT plant in Nevada in 2011. We have seen increased activity in this area as evidenced by a fourth-quarter EPC services award for a nominal 550-megawatt CCGT gas turbine plant for Entergy’s Ninemile Point Steam Electric Station near New Orleans, Louisiana.

Clean Coal-Fired Generation.  Approximately 43% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital-intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, has caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe coal will continue to be a component of future U.S. energy generation, and we intend to capture a significant share of any new-build, retrofit or expansion projects.

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

In July 2011, the EPA finalized the Cross-State Air Pollution Rule, which is designed to reduce sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. In December 2011, the EPA issued the final Mercury and Air Toxics Standards for power plants, which replaces the court-vacated Clean Air Mercury Rule. As the first-ever national standard for mercury and other hazardous air pollutants from power plants, Mercury and Air Toxics Standards are expected to require many power plants to install pollution-control technologies to reduce these emissions. Regulation of greenhouse gases by the EPA under the Clean Air Act began in January 2011 and will require covered parties to implement best-available control technologies that are determined by state or federal permitting authorities on a case-by-case basis.

We are working with owners of fossil-fueled power plants to evaluate the impact of these regulations and develop compliance strategies. We anticipate increased opportunities for the installation of various air pollution-control technologies as these regulatory initiatives are placed into effect.

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

Nuclear Plant Maintenance and Modifications. Shaw is the leading provider of nuclear maintenance, providing systemwide maintenance and modification services to 44 of the 104 operating nuclear power reactors, including the country's two largest fleets. Those services include engineering, maintenance, and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates, and performance improvements.

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

Ethylene. The process to manufacture ethylene is one of Shaw’s core proprietary technologies. Produced by the steam cracking of hydrocarbon feedstocks, ethylene and its co-products − propylene, butenes, butadiene, and aromatics such as benzene, toluene, and xylene − are key building blocks for other petrochemicals and polymers. We provide a range of project services to support this technology, from conceptual studies through detailed design and EPC. We have designed and/or built more than 120 grassroots units and a similar number of revamps/expansions, which provide a significant portion of the world’s ethylene supply. A key component of our ethylene technology is our advanced furnace technology, which is based on more than 40 years of research, design, and operating experience. Since 1996, Shaw has licensed more than 180 furnaces. All were installed in grassroots or revamp projects that, together, produce more than 17 million metric tons of ethylene per year.

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

We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico, and Venezuela, as well as through a joint venture in Bahrain, and a newly constructed facility in Abu Dhabi, United Arab Emirates. Our South Carolina facility is certified to fabricate pipe for nuclear power plants and maintains nuclear pipe American Society of Mechanical Engineers certification.

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

Module Fabrication and Assembly. We began operations at our module fabrication and assembly facility in Lake Charles, Louisiana, in May 2010. This facility is believed to be the first of its kind in the U.S. and builds modules for the construction of nuclear power plants. It also has capabilities to build modules for petrochemical and chemical plants around the world. The facility uses our industry-leading technologies and our proprietary operations management systems. We have received orders for the first nuclear power plants to be built in the U.S. in more than 30 years, all of which will use AP1000 modular technology. The modules used in these nuclear power plants are being fabricated at the facility.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20 percent equity interest (Westinghouse Equity) in Westinghouse, held by Nuclear Energy Holdings (NEH), our wholly-owned special purpose subsidiary.  Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear power plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power plants. We believe Westinghouse products and services are being used in approximately half of the world’s operating nuclear power plants, including 60 percent of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.  In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two in South Carolina and two in Florida. Please see our disclosures under Note 6 – Investment in Westinghouse and Related Agreements, Note 7 — Equity Method Investments and Variable Interest Entities and Note 9 — Debt and Revolving Lines of Credit and Liquidity for additional information related to our Investment in Westinghouse segment and circumstances in which NEH’s Westinghouse Equity may be re-purchased by Toshiba.

On September 6, 2011, NEH announced that it intended to exercise its put options to sell the Westinghouse Equity to Toshiba. The exercise of the Japanese yen-denominated put options prior to October 2012 requires the consent of the trustee acting on behalf of the bond holders of the yen-denominated bonds. Funds received must be applied toward the redemption of the bonds on the next scheduled interest payment date. On December 8, 2011, we were informed that the trustee did not consent to the proposed early exercise of the Put Options. Under the terms of the put option agreements, the Put Options will be exercised automatically on or around October 6, 2012, for cash settlement on January 4, 2013. Proceeds from the sale would be used to repay the bonds in full on their scheduled maturity date of March 15, 2013.

The put options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $54.6 million at November 30, 2011. We may recognize a non-operating gain once the put options are settled resulting principally from foreign exchange movements. If the bonds would have been repaid at November 30, 2011, from an early exercise of the Put Options, the gain would have been approximately $508.1 million pre-tax. The actual gain or loss will be determined at settlement.

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

The Westinghouse CRA has a six year term expiring in 2013 and contains renewal provisions. As long as we maintain more than a 15 percent interest in Westinghouse, we maintain our exclusivity rights provided under the terms of the Westinghouse CRA. As noted above, when the Put Options are exercised in October 2012, the CRA will terminate. For financial reporting purposes, we concluded at the time of signing the agreement that no value should be allocated to the Westinghouse CRA nor should it be recognized as a separate asset.

For additional information, see Note 7 — Equity Method Investments and Variable Interest Entities and Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements.

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

Overview of Results and Outlook

Our financial results for the first quarter of fiscal year 2012 were significantly improved compared to the same period in the prior fiscal year. Our Power and E&I segments operating performance was strong during the quarter and our Plant Services and F&M segments reported increased revenues.  Additionally, we resolved several significant commercial disputes that resulted in us collecting net proceeds of approximately $35 million. The net gains from these settlements were relatively immaterial. Our financial results were also positively impacted by a $25.2 million pre-tax foreign exchange translation gain on the JPY-denominated bonds related to our Investment in Westinghouse.  We had several significant new awards booked during the quarter led by our Plant Services segment who renewed a multi-year nuclear maintenance contract with an existing nuclear power plant maintenance client and added an additional agreement with a new nuclear power plant client.

Our Power segment’s financial results reflect increased activity on two of our domestic AP1000 nuclear power projects as well as continued execution of EPC projects for new coal- and gas-fired power plants. The segment’s results include settlement of litigation on several completed projects that resulted in immaterial gains in the current period but resolved long running disputes.  Power’s results in the first quarter of fiscal year 2011 were significantly impacted by a $63.4 million pre-tax charge from the adverse jury verdict associated with a claim on a completed coal project.

Our Plant Services segment experienced increased revenues in the three months ended November 30, 2011, as compared to the same period in the prior fiscal year. The segment benefited from an increased volume of work during refueling outages at U.S. nuclear power plants. Further, the segment has added additional nuclear power plant maintenance contracts during the quarter and, to a lesser extent, added routine maintenance sites to existing contracts in the petrochemical industry.

Our E&I segment continued its solid operating performance, although the decrease in the volume of revenue and earnings reflects the impact of a large coastal protection project executed in the prior period and the delay in some U.S. federal government work that had been expected to commence in the first quarter of fiscal year 2012. E&I’s quarterly activity was driven primarily by our MOX project for the DOE in South Carolina.

Our E&C segment experienced reduced revenues as compared to the same period in the prior fiscal year resulting from a decline in new bookings in fiscal years 2010 and 2011. Additionally, the segment continues to execute a major loss making project in Asia, which depresses this segment’s current margins.  As previously disclosed, we are in the process of evaluating strategic alternatives for our E&C segment. We have received a number of indications of interest from potential acquirers and are exploring options related to this business. We can provide no assurance whether a transaction with our E&C segment might be consummated or on what terms, and any such transaction may significantly impact our financial position.

Our F&M segment experienced increased revenue and profits for the three months ended November 30, 2011 compared to the same period in the prior fiscal year as production continues to increase on work for the nuclear power plants our Power segment is executing in Georgia and South Carolina, and as general market conditions continue to approve.

The Westinghouse segment continued to impact our consolidated financial results by significant non-operating foreign exchange translation gains and losses on NEH’s JPY-denominated Westinghouse Bonds. The translation gains/losses occur when the JPY decreases/increases relative to the USD. During the quarter, the JPY decreased versus the USD resulting in a $25.2 million gain. The exchange rate of the JPY to the USD at November 30, 2011, was 77.9 as compared to 84.1 as of November 30, 2010.

Bookings of new orders during the quarter as reflected in backlog was $1.5 billion.

We used operating cash flow during the quarter as expected, as favorable working capital positions on several projects in our Power and E&C segments began to reverse in the latter phases of the projects’ life cycles.

Consolidated Results of Operations

The information below is an analysis of our consolidated results for the three months ended November 30, 2011 and 2010. See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

Three Months Ended November 30 (dollars in millions)	2011	2010	$ Change	% Change

Revenues	$1,517.6	$1,543.3	$(25.7)	(1.7)%
Gross profit	119.9	61.6	58.3	94.6
Selling, general and administrative expenses	69.5	70.9	(1.4)	(2.0)
Interest expense	12.1	11.9	0.2	1.7
Provision (benefit) for income taxes	24.9	(11.7)	36.6	312.8
Earnings from unconsolidated entities, net of taxes	7.0	2.9	4.1	141.4
Net income	50.4	(15.3)	65.7	429.4

Consolidated revenues decreased $25.7 million, or 1.7%, to $1,517.6 million for the three months ended November 30, 2011, from $1,543.3 million in the same period in the prior fiscal year. The decrease in revenue was the result of reduced volume of revenue in our E&I, E&C and Power segments partially offset by increased volumes at our Plant Services and F&M segments. Revenue for the three months ended November 30, 2010 was negatively impacted by an adverse jury verdict resulting in a reduction in revenue of $61.5 million in that period.

Consolidated gross profit increased $58.3 million, or 94.6%, to $119.9 million for the three months ended November 30, 2011, from $61.6 million in the same period in the prior fiscal year. The increase in our consolidated gross profit was due primarily to the $63.4 million impact on prior year's gross profit of an adverse jury verdict in our Power segment.  In addition, for the three months ended November 30, 2011, gross profit increased in our E&C and F&M segments while our E&I and Plant Services experienced decreases in gross profit as compared to the same period in the prior fiscal year.

Consolidated selling, general and administrative expenses (S,G &A) decreased $1.4 million, or 2.0%, to $69.5 million for the three months ended November 30, 2011, from $70.9 million in the same period in the prior fiscal year. The reduction in consolidated S,G &A was due to reduced travel costs and reductions in wages partially offset by increased legal expenses.

Our consolidated effective tax rate, based on income (loss) before income taxes and earnings (losses) from unconsolidated entities, was a provision of 36% for the first quarter of fiscal years 2012 compared to a benefit of 39% in fiscal year 2011. The difference in the effective tax rate between the two periods was due primarily to lower forecasted non-deductible expenses in fiscal year 2012 as compared to the same period in fiscal year 2011.

Consolidated earnings from unconsolidated entities, net of taxes, increased $4.1 million, to $7.0 million for the three months ended November 30, 2011, compared to $2.9 million in the same period in fiscal year 2011. This increase was due primarily to our equity in the increased earnings of Westinghouse as compared to the same period in the prior fiscal year.

Consolidated net income increased $65.7 million to $50.4 million for the three months ended November 30, 2011, compared to a loss of $15.3 million in the prior fiscal year primarily to the factors discussed above.

Segment Results of Operations

The following comments and tables compare selected summary financial information related to our segments for the three months ended November 30, 2011 and 2010 (in millions).

	Three Months Ended
	2011	2010	$ Change	% Change
Revenues:
Power	$494.7	$505.0	$(10.3)	(2.0)%
Plant Services	295.1	257.8	37.3	14.5
E&I	459.4	518.6	(59.2)	(11.4)
E&C	163.1	178.3	(15.2)	(8.5)
F&M	105.3	83.6	21.7	26.0
Corporate	—	—	—	NM
Total revenues	$1,517.6	$1,543.3	$(25.7)	(1.7)%

Gross profit:
Power	$27.0	$(29.5)	$56.5	191.5%
Plant Services	23.0	23.3	(0.3)	(1.3)
E&I	37.7	48.4	(10.7)	(22.1)
E&C	15.3	6.3	9.0	142.9
F&M	16.5	12.1	4.4	36.4
Corporate	0.4	1.0	(0.6)	(60.0)
Total gross profit	$119.9	$61.6	$58.3	94.6%

Gross profit percentage:
Power	5.5%	(5.8)%
Plant Services	7.8	9.0
E&I	8.2	9.3
E&C	9.4	3.5
F&M	15.7	14.5
Corporate	NM	NM
Total gross profit percentage	7.9%	4.0%

Selling, general and administrative expenses:
Power	$9.7	$11.6	$(1.9)	(16.4)%
Plant Services	2.5	2.1	0.4	19.0
E&I	18.4	18.2	0.2	1.1
E&C	12.1	12.7	(0.6)	(4.7)
F&M	9.2	7.7	1.5	19.5
Investment in Westinghouse	0.2	0.1	0.1	100.0
Corporate	17.4	18.5	(1.1)	(5.9)
Total selling, general and administrative expenses	$69.5	$70.9	$(1.4)	(2.0)%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$17.6	$(41.2)	$58.8	142.7%
Plant Services	20.5	21.2	(0.7)	(3.3)
E&I	19.6	30.8	(11.2)	(36.4)
E&C	4.6	(5.0)	9.6	192.0
F&M	8.5	4.2	4.3	102.4
Investment in Westinghouse	14.6	(23.0)	37.6	163.5
Corporate	(17.0)	(16.8)	(0.2)	(1.2)
Total income (loss) before income taxes and earnings from unconsolidated entities	$68.4	$(29.8)	$98.2	329.5%
____________
NM — Not Meaningful.

The following table presents our revenues by geographic region generally based on the site location of the project for the three months ended November 30, 2011 and 2010 (in millions, except for percentages):

	Three Months Ended
	2011		2010
	Amount	%	Amount	%
United States	$1,297.1	85	$1,308.2	85
Asia/Pacific Rim countries	129.6	9	168.7	11
Middle East	50.4	3	25.6	2
United Kingdom and other European countries	12.3	1	28.1	2
South America and Mexico	22.7	2	4.7	—
Canada	4.2	—	3.3	—
Other	1.3	—	4.7	—
Total revenues	$1,517.6	100	$1,543.3	100

Business Segment Analysis

Power Segment

Our Power segment continued executing major electric power generation projects across the globe. The mix of projects varies over time and follows market conditions. Work continues on three major EPC coal fired power plants in the U.S. and three gas-fired power plants, but activity on two contracts for four domestic AP1000 nuclear units continues to increase and is expected to generate approximately 15 to 20 percent of our consolidated revenues for fiscal year 2012. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. We expect to continue to see reduced activity for future new build domestic coal-fired power plants as the market interest in these type projects has significantly declined. We believe there are significant opportunities for gas-fired power plants and AQC related projects, but the timing of the AQC projects is dependent on finalizing pending air emission regulations in the U.S.

Revenues

Revenues decreased $10.3 million, or 2.0%, to $494.7 million for the three months ended November 30, 2011 from $505.0 million in the same period in the prior fiscal year. This decrease was primarily due to lower volume in new-build coal-fired power plants of $67.6 million and new build gas-fired plants of $12.0 million as projects near completion in the current fiscal year, as well as completion of coal-fired plants, ACQ and other projects of $28.5 million. These decreases were offset by volume increases of approximately $40 million on domestic AP1000 nuclear reactor projects and nuclear uprate projects.  Additionally, an adverse jury verdict in the first quarter of fiscal year 2011 resulted in a reduction in revenue of $61.5 million in that period.

We expect revenues from domestic coal-fired power plants will continue to decline in the future and will be replaced by the nuclear, gas and possibly AQC.

Gross profit (loss) and gross profit percentage

Gross profit increased $56.5 million, or 191.5%, to $27.0 million for the three months ended November 30, 2011 from $(29.5) million in the same period in the prior fiscal year. The segment’s gross profit percentage increased to 5.5% for the three months ended November 30, 2011 compared to (5.8%) in the same period in the prior fiscal year. The increase in gross profit and gross profit percentage was primarily due to the adverse jury verdict in 2011 on a dispute that resulted in a reduction in gross profit of $63.4 million. A $4.6 million increase in gross profit from our domestic AP1000 nuclear reactors and nuclear uprate projects were offset by a decrease of $8.5 million from lower volumes on new-build coal and gas-fired projects.

Selling, General and Administrative Expenses (S,G&A)

S,G&A decreased $1.9 million, or 16.4%, to $9.7 million for the three months ended November 30, 2011 from $11.6 million in the same period of the prior fiscal year. This decrease was due primarily to reduced labor, travel and consulting costs totaling $1.6 million for the three months ended November 30, 2011 as compared to the same period in the prior fiscal year.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended November 30, 2011, increased $58.8 million, or 142.7%, to $17.6 million from $(41.2) million in the same period in the prior fiscal year.  This increase was primarily attributable to the increase in gross profit described above.

Plant Services Segment

Our Plant Services segment continues to execute maintenance work primarily during scheduled outages at nuclear power plants and to a lesser extent at industrial facilities. This segment continues to win work from new clients under alliance agreements that tend to cover periods of three to five years.

Revenues

Revenues increased $37.3 million, or 14.5%, to $295.1 million for the three months ended November 30, 2011, from $257.8 million in the same period in the prior fiscal year. This increase was due primarily to an increase in volume of work relating to industrial maintenance projects, including steel plants and oil refineries. In addition, we experienced a slight increase in the revenues contributed from our nuclear plant maintenance work as we supported eleven plant outages in the first quarter of fiscal 2012 as compared to seven outages, and some major modification projects, in the first quarter of fiscal 2011.

Gross profit and gross profit percentage

Gross profit decreased $0.3 million, or 1.3%, to $23.0 million for the three months ended November 30, 2011, from $23.3 million in the same period in the prior fiscal year. Gross profit percentage decreased to 7.8% for the three months ended November 30, 2011, from 9.0% in the same period in the prior fiscal year. The decrease in our gross profit and gross profit percentage was due to the mix of clients serviced in our nuclear plant outage work as margins differ among clients and because a government-backed payroll tax credit of $1.9 million received in the first quarter of fiscal 2011 that was not repeated in 2012.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $0.7 million, or 3.3%, to $20.5 million for the three months ended November 30, 2011, from $21.2 million in the same period in the prior fiscal year, primarily attributable to the decrease in gross profit and gross profit percentage described above.

E&I Segment

Our E&I segment continues to execute contracts primarily for the U.S. government and its agencies. While the MOX project for the DOE in South Carolina continues to drive the financial results for this segment, our federal business has been impacted by delays on some of our projects for the U.S. government. We expect the MOX project to continue until 2016 and, with additional options, possibly beyond.

Revenues

E&I’s revenues decreased $59.2 million, or 11.4%, to $459.4 million for the three months ended November 30, 2011, from $518.6 million for the same period in the prior fiscal year. This decrease in revenues was due primarily to the completion of our coastal protection project for the State of Louisiana that occurred in the prior year and less activity on our hurricane protection project with the USACE in southeast Louisiana. Partially offsetting the decrease was increased activity on our MOX project for the DOE in South Carolina.

Gross profit and gross profit percentage

E&I’s gross profit decreased $10.7 million, or 22.1%, to $37.7 million for the three months ended November 30, 2011, from $48.4 million for the same period in the prior fiscal year. Gross profit percentage decreased to 8.2% for the three months ended November 30, 2011, from 9.3% in the same period in the prior fiscal year. The decrease in gross profit was due primarily to the completion in the prior year of our coastal protection project for the State of Louisiana and less activity on our hurricane protection project with the USACE in southeast Louisiana.  The decrease in gross profit percentage was due to lower gross margin earned on the increased activity from our MOX project for the DOE, as well as higher overhead costs as a percentage of current period revenue as compared to the prior period.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $11.2 million, or 36.4%, to $19.6 million for the three months ended November 30, 2011, from $30.8 million in the same period in the prior fiscal year primarily due to the decreases in gross profit described above.

E&C Segment

Our E&C segment experienced reduced revenues as compared to the same period in the prior fiscal year resulting from decreased revenues at a major loss making project in Asia as the project nears completion. This project also depresses this segment’s current margins.  Additionally, E&C continues to experience reduced volumes of revenue due to a decline in new bookings in 2010 and 2011. As previously disclosed, we are in the process of evaluating strategic alternatives for our E&C segment. We have received a number of indications of interest from potential acquirers and are exploring options related to this business. We can provide no assurance whether a transaction with our E&C segment might be consummated or on what terms. Any such transaction may significantly impact our financial position.

Revenues

E&C’s revenues decreased $15.2 million, or 8.5%, to $163.1 million for the three months ended November 30, 2011, from $178.3 million for the same period in the prior fiscal year. This decrease in revenue was caused primarily by fewer awards of new work in the prior two fiscal years, decreased volumes on a major project in Asia as well as a reduction of approximately $7.2 million in client furnished and pass through revenue for which we recognized no gross profit or loss. Partially offsetting these reductions was revenue from several front-end engineering projects.

Gross profit and gross profit percentage

Gross profit increased $9.0 million, or 142.9%, to $15.3 million for the three months ended November 30, 2011, from $6.3 million in the same period in the prior fiscal year. Gross profit percentage increased to 9.4% for the three months ended November 30, 2011, from 3.5% in the same period in the prior fiscal year. The increase in gross profit and gross profit percentage was primarily due to gross profit associated with increased activity on several front-end engineering projects of approximately $19 million partially offset by an additional loss on a major project in Asia of approximately $10.4 million.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $9.6 million, or 192.0%, to $4.6 million for the three months ended November 30, 2011, from $(5.0) million in the same period in the prior fiscal year, primarily as a result of the increase in gross profit and gross profit percentage described above.

F&M Segment

Our F&M segment experienced an increase in volume of work and corresponding profits for the first quarter of fiscal year 2012 as work commenced on the AP1000 work subcontracted from our Power segment. Work also commenced at our new pipe fabrication joint venture facility in the UAE and is expected to ramp up during 2012. Additionally, we expect a new pipe fabrication joint venture in Brazil to commence during the second quarter of fiscal year 2012. The new facilities will address growing international markets.

Revenues

Revenues increased $21.7 million, or 26.0%, to $105.3 million for the three months ended November 30, 2011, from $83.6 million in the same period in the prior fiscal year. This increase was due primarily to execution of our AP1000 work for our Power segment and is expected to continue increasing throughout fiscal 2012.

Gross Profit and Gross Profit Percentage

Gross profit increased $4.4 million, or 36.4%, to $16.5 million for the three months ended November 30, 2011, from $12.1 million in the same period in the prior fiscal year. Gross profit percentage increased to 15.7% for the three months ended November 30, 2011, from 14.5% in the same period in the prior fiscal year. The increases in gross profit and gross profit percentage were primarily due to work associated with our AP1000 projects in our Power segment.

Selling, General and Administrative Expenses (S,G&A)

S,G&A increased $1.5 million, or 19.5%, to $9.2 million for the three months ended November 30, 2011 from $7.7 million in the same period of the prior fiscal year. This increase was due primarily to increased labor, travel and consulting costs totaling $1.4 million for the three months ended November 30, 2011 as compared to the same period in the prior fiscal year.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $4.3 million, or 102.4%, to $8.5 million for the three months ended November 30, 2011, from $4.2 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

Investment in Westinghouse Segment

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record NEH’s Westinghouse Equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three months ended September 30, 2011, are reflected in our results of operations for the three months ended November 30, 2011.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three months ended November 30, 2011, was $14.6 million, compared to $(23.0) million in the three months ended November 30, 2010. Our results for the three months ended November 30, 2011 and 2010 included the following (in millions):

	Three Months Ended
	2011	2010
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(10.4)	$(10.5)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	25.2	(12.4)
General and administrative expenses	(0.2)	(0.1)
Income (loss) before income taxes	$14.6	$(23.0)

Additionally, our net income (loss) for the three months ended November 30, 2011, includes net income from NEH’s Westinghouse Equity interest of $5.3 million, compared to $2.5 million for the three months ended November 30, 2010.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on the JPY interest payments on the Westinghouse Bonds. For additional information about circumstances under which NEH may be required to sell its Westinghouse Equity to Toshiba and repay the Westinghouse Bonds, please see our disclosure under “Liquidity” below as well as in Note 7 - Equity Method Investments and Variable Interest Entities and Note 9 - Debt and Revolving Lines of Credit in the accompanying financial statements.

Corporate Segment

Selling, General and Administrative Expenses

     Corporate G&A decreased $1.1 million, or 5.9%, to $17.4 million for the three months ended November 30, 2011, from $18.5 million in the same period in the prior fiscal year. This slight decrease was primarily due to lower executive relocation costs in the current period.

Related Party Transactions

From time to time, we perform work for related parties. See Part I, Item 1- Financial Statements, Note 15 – Related Party Transactions for additional details relating to these activities.

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

A reconciliation of EBITDA to income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended November 30, 2011 and 2010, is shown below (in millions):

	Three Months Ended November 30, 2011
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$68.4	$17.6	$20.5	$19.6	$4.6	$8.5	$14.6	$(17.0)
Interest expense	12.1	0.1	—	—	—	0.5	10.4	1.1
Depreciation and amortization	18.5	6.9	0.4	3.5	2.5	4.6	—	0.6
Earnings (losses) from unconsolidated entities	11.3	—	—	0.4	2.3	—	8.6	—
Income attributable to noncontrolling interests	(1.2)	—	—	(1.8)	—	0.6	—	—
EBITDA	$109.1	$24.6	$20.9	$21.7	$9.4	$14.2	$33.6	$(15.3)

	Three Months Ended November 30, 2010
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(29.8)	$(41.2)	$21.2	$30.8	$(5.0)	$4.2	$(23.0)	$(16.8)
Interest expense	11.9	0.2	—	—	—	—	10.5	1.2
Depreciation and amortization	17.6	6.4	0.5	3.2	2.5	4.4	—	0.6
Earnings (losses) from unconsolidated entities	4.6	0.2	—	0.4	(0.1)	—	4.1	—
Income attributable to noncontrolling interests	(0.8)	—	—	(1.4)	—	0.6	—	—
EBITDA	$3.5	$(34.4)	$21.7	$33.0	$(2.6)	$9.2	$(8.4)	$(15.0)

Liquidity and Capital Resources

Liquidity

At November 30, 2011, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $1,049.5 million (a decrease of $167.6 million, or 13.8%, from $ 1,217.1 million at August 31, 2011). In addition to our cash and cash equivalents, the amount available under our Facility for revolving credit at November 30, 2011, was $263.7 million, which is equal to the lesser of: (i) $1,133.7 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($181.2 million) less outstanding financial letters of credit ($135.1 million); (ii) $1,114.9 million representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($135.1 million); or (iii) $263.7 million, representing the maximum additional borrowings allowed under the leverage ratio covenant contained in the Facility.  See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of our Facility’s financial covenants.

At November 30, 2011, we had voluntarily pledged approximately $100.0 million of our cash as collateral for performance letters of credit issued outside of our Facility and pledged $13.8 million of our cash as collateral for financial letters of credit. If we wanted to access this pledged cash, we would need to provide new letters of credit from our Facility, which would reduce the calculations of revolving credit availability as determined in calculations (i) and (ii) above. Since the Facility leverage ratio already considers all financial letters of credit as part of leverage, our borrowing availability under the leverage ratio would not change. In addition, we have pledged approximately $20.6 million to secure contingent insurance obligations in lieu of letters of credit. If we wanted to access this pledged cash, we would need to provide financial letters of credit which would reduce the above calculations of revolving credit availability, including our borrowing availability under the leverage ratio, by the same $20.6 million.

The actual amount available to us under the Facility for borrowing or the issuance of financial letters of credit is restricted by covenants within the Facility, the most restrictive being the maximum leverage ratio which is 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Restated Agreement.

At November 30, 2011, our working capital was $(58.2) million compared to $(106.4) million at August 31, 2011. Our negative working capital was due to the inclusion in current liabilities of the Westinghouse Bonds (which mature March 15, 2013) and the JPY interest rate swap. As disclosed previously, we were required to reclassify our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap and the associated deferred tax asset from long-term to current as a result of a Toshiba Event that occurred in May 2009. As discussed more fully elsewhere in this Form 10-Q, the Westinghouse Bonds are revalued at each balance sheet date to the current JPY/USD exchange rate while the Put Options included in our Investment in Westinghouse are not. The impact on working capital associated with our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap, and deferred taxes, which are impacted by the cumulative foreign exchange loss on the Westinghouse Bonds, was $(417.6) million and $(434.7) million at November 30, 2011 and August 31, 2011, respectively.

Cash Flow
	For the three months ended November 30,
	2011	2010
Cash flows provided by (used in) operating activities	$(140.9)	$(212.0)
Cash flows provided by (used in) investing activities	$106.6	$(88.9)
Cash flows provided by (used in) financing activities	$2.7	$(2.0)

Operating activities :   We used $140.9 million in operating activities during the first three months of fiscal year 2012 due primarily to the reversal of favorable working capital positions on projects being executed in our Power and E&C segments as well as cash used in our F&M segment and interest on our Westinghouse Bonds. Partially offsetting those uses of cash was cash provided by our E&I segment. During the first three months of fiscal year 2011, the primary cash uses were concentrated in our Power, E&C, Corporate and Investment in Westinghouse segments. The use of cash was due primarily to the reversal of favorable working capital positions on projects being executed in those segments, partially offset by earnings in our E&I and F&M segments.

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

Our AR and CIE were 31.4% and 30.9% of current assets at November 30, 2011 and August 31, 2011, respectively.  At November 30, 2011, approximately 44.2% of our CIE reflects costs from contracts being executed for the U.S. government, which we expect to invoice and collect in the normal course of business.  See Note 5 – Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 16 –Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements for additional information with respect to these working capital items.

 Our cash position has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we continue to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal years 2010 and 2011 and will continue to be utilized in fiscal year 2012. This strategy is intended to provide price and schedule certainty but requires that we expend some of our cash earlier than originally estimated under the contracts. For the first three months of fiscal 2012, we expended approximately $1.9 million under our early procurement program and are currently evaluating early procurement opportunities up to $42.0 million for the remainder of the fiscal year. During the years ended August 31, 2011, and 2010, respectively, we expended approximately $7.9 million and $30.9 million under the early procurement program. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful.

 Investing activities:   Cash provided by investing activities was $106.6 million for the first three months of fiscal year 2012, compared to cash used in investing activities of $88.9 million during the first three months of fiscal year 2011. During the first three months of fiscal year 2012, we continued to invest a portion of our excess cash to support the growth of our business lines.  Investments in property and equipment for the first three months of fiscal year 2012 were $24.3 million compared to $30.2 million for the first three months of fiscal year 2011. In addition, in the first three months of  fiscal year 2012, we decreased the cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities from $273.2 million to $134.4 million.

 In addition, our cash used in investing activities decreased in the first three months of fiscal year 2012 compared to the first three months of fiscal year 2011, primarily due to a $10.0 million advance made during the first three months of fiscal year 2011 under a $100.0 million credit facility for NINA in connection with a nuclear ABWR global strategic partnership agreement between Shaw and Toshiba Corporation to assist in financing the development of the South Texas Project. At May 31, 2011, we had advanced approximately $48.1 million under this credit facility. During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we wrote-off loans granted to the project entities totaling $48.1 million during our fiscal third quarter. We do not plan to make additional investments in ABWR related projects. See Note 7 – Equity Method Investments and Variable Interest Entities for additional information regarding our ABWR agreement with Toshiba.

Financing activities : Cash provided by financing activities for the first three months of fiscal year 2012 totaled $2.7 million.  Subsequent to the close of the first fiscal quarter of 2012, in December 2011, we funded a modified "Dutch Auction" cash tender offer to purchase 6,185,567 shares of our common stock at a price of $24.25 per share totaling approximately $150.0 million, excluding fees and expenses related to the tender offer.  During fiscal year 2011, we used approximately $522.3 million to repurchase approximately 14,648,771 shares of our common stock under two separate authorizations from our Board of Directors and to a much lesser extent from employees to satisfy tax withholdings on long-term incentive compensation transactions.

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

Capital Resources

Over the past three years, we have generated significant operating cash flow.   Our excess cash is generally invested in (1) money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S&P and/or Moody’s, respectively, (2) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody’s, respectively, (3) publicly traded debt rated at least A/A2 or better by S&P and/or Moody’s, respectively, with maturities up to two years at the time of purchase, (4) publicly traded debt funds holding securities rated at least A/A2 or better by S&P and/or Moody’s, respectively, or (5) the dividend paying capital stocks.

  At November 30, 2011, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $113.8 million used to voluntarily secure letters of credit and approximately $20.6 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue for the short term to voluntarily cash collateralize certain letters of credit during fiscal year 2012 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.

Approximately $143.5 million of our cash at November 30, 2011, was held internationally for international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

We expect to fund our operations for the next twelve months through the use of cash generated from operations and existing cash balances. However, there can be no assurance that we will achieve our forecasted cash flow, which could result in new borrowings under existing or future credit facilities.

Credit Facility

On June 15, 2011, we entered into an unsecured second amended and restated credit agreement (Facility) with a group of lenders that provides lender commitments of up to $1,450.0 million under the Facility, all of which may be available for the issuance of performance letters of credit. Of the $1,450.0 million in commitments, a sublimit of $1,250.0 million may be available for the issuance of financial letters of credit and/or borrowings for working capital needs and general corporate purposes. The Facility releases all collateral securing the previous credit agreement and contains an expiration of commitments on June 15, 2016. The Facility continues to require guarantees by the Company’s material domestic subsidiaries.

During the first three months of fiscal 2012, no borrowings were made under the Facility; however, we had outstanding letters of credit of approximately $316.3 million as of November 30, 2011, and those letters of credit reduce what is otherwise available under our Facility.

At November 30, 2011, we were in compliance with the covenants contained in our Facility.

See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility’s financial covenants and matters related to our compliance with those covenants during the first three months of fiscal year 2012.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations to third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At November 30, 2011, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$431.8	$387.1	$44.4	$0.3	$—
Surety bonds	692.9	653.2	28.5	$—	$11.2
Total Commercial Commitments	$1,124.7	$1,040.3	$72.9	$0.3	$11.2
____________

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to December 1, 2011.

Of the amount of outstanding letters of credit at November 30, 2011, $282.9 million were issued to clients in connection with contracts (performance letters of credit). Of the $282.9 million, five clients held $223.3 million or 78.9% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at November 30, 2011 to a single client on a single project is $60.0 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At November 30, 2011 and August 31, 2011, we had total surety bonds of $692.9 million and $909.5 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at November 30, 2011 and August 31, 2011 was $201.2 million and $104.7 million, respectively.

Fees related to these commercial commitments were $2.8 million and $3.1 million, for the three months ended November 30, 2011 and 2010, respectively.

See Note 9 — Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt, and Note 12 - Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.

Critical Accounting Policies

Item 7 of Part II of our 2011 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.

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

E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work and anticipated revenue of consolidated joint venture entities. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the U.S. government budget processes, confirmed funding is usually appropriated for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications provided by our clients of future values, our estimates of the work required to complete the contract, our experience with similar awards and similar clients, and our knowledge and expectations relating to the given award. Generally the unfunded component of new contract awards is added to backlog at 75% of our contract value or our estimated proportionate share of a contract for which there are multiple award recipients. The programs are monitored, estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extends beyond five years but has defined contract values which differ from many other contracts with government agencies. Accordingly, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.  The MOX contract value included in the E&I segment backlog as of November 30, 2011, was $1.5 billion, with $0.5 billion funded and $1.0 billion unfunded.

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

At November 30, 2011 and August 31, 2011, our backlog was as follows (in millions except percentages):

	November 30, 2011		August 31, 2011
By Segment	Amount	%	Amount	%
Power	$10,375.8	52	$10,776.4	54
Plant Services	3,240.8	16	2,119.7	11
E&I	4,779.5	24	5,189.9	26
E&C	371.4	2	436.4	2
F&M	1,262.2	6	1,495.9	7
Total backlog	$20,029.7	100	$20,018.3	100

	November 30, 2011		August 31, 2011
By Industry	Amount	%	Amount	%
E&I	$4,779.5	24	$5,189.9	26
Power Generation	14,051.4	70	13,487.9	67
Chemical	617.3	3	700.6	4
Other	581.5	3	639.9	3
Total backlog	$20,029.7	100	$20,018.3	100

	November 30, 2011		August 31, 2011
By Geographic Region	Amount	%	Amount	%
Domestic	$19,295.3	96	$19,189.4	96
International	734.4	4	828.9	4
Total backlog	$20,029.7	100	$20,018.3	100

The increase in backlog as compared to August 31, 2011 was driven primarily new bookings in our Plant Services segment relating to nuclear power plant maintenance agreements. The largest agreement was a multi-year renewal from an existing client and a multi-year agreement with a new client. Our F&M segment recorded a reduction in backlog exceeding $100 million during the quarter relating to the partial cancellation of an existing order on a project for which work continues on other aspects of this project. Our E&I segment’s backlog was reduced by $200 million as a result of a change in the estimated future contract revenue expected under a multi-year contract with the U.S. Government. Additionally, a client of our Power segment recently suspended work on a capital improvement project at an existing power plant. The project has not been canceled. We continue to monitor this situation and if the project is canceled or if we believe the project will not proceed, we will remove the project from backlog. The amount of this project still to be executed and included in backlog approximates $500 million.

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at November 30, 2011.

During the fiscal quarter ended May 31, 2009, we received notice from our client of a significant delay in the construction schedule for the aforementioned two new AP1000 nuclear reactors to be located in Florida relating to early construction activities. Our client advised us that these activities would not be performed for these units until the COL is issued by the Nuclear Regulatory Commission (NRC) for the plant, which we understand is expected to occur in late 2012. As a result, the first reactor is now expected to enter service in 2021, with the second 18 months later. In the interim, we continue to perform limited engineering and support services and have not removed or altered the corresponding contract value from our backlog as our contract with the client remains in effect. The amount of revenues and contract profit expected to be generated from this project during fiscal year 2012 is likely to be immaterial when considered in relation to our consolidated operations. We expect to recover any future adverse cost impacts associated with the current schedule delay. If our client were to cancel the project, we would be entitled to retain all proceeds collected to date, collect any receivables that may be outstanding at that time and be entitled to invoice additional amounts as prescribed under our contract.

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 91.8% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of this, or any of our other nuclear projects in backlog would result in a significant reduction of our reported backlog as well as on our future earnings.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency exchange rate risk. For quantitative and qualitative disclosures about our market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk of our 2011 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2011.

ITEM 4. — CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at November 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. — LEGAL PROCEEDINGS

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the ordinary course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. See Note 12 — Contingencies and Commitments of our consolidated financial statements in Part I, Item 1, “Financial Statements” for information about our material pending legal proceedings.

ITEM 1A. — RISK FACTORS

There have been no material changes to the Risk Factors disclosure included in our 2011 Form 10-K, filed with the SEC on October 31, 2011.

Our business, results of operations and financial position are subject to a number of risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2011 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information about our purchases during the quarter ended November 30, 2011 of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
9/1/2011 to 9/30/2011	1,065	$22.81	—	$478,232
10/1/2011 to 10/31/2011	1,787	$21.62	—	$478,232
11/1/2011 to 11/30/2011	366	$23.28	—	$478,232
Total	3,218		—

1.
Repurchases during the quarter were for shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

2.
Subsequent to November 30, 2011, we repurchased $150 million in our common stock through a modified Dutch auction tender offer.  We currently have an open authorization to repurchase up to $328.2 million in shares, excluding fees and expenses related to the tender offer and subject to limitations contained in the Facility.

ITEM 6. — EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: December 21, 2011	/s/ Brian K. Ferraioli
Brian K. Ferraioli
Executive Vice President Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

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

*10.01	The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period February 28, 2009	1-12227	10.8

*10.02	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.66

*10.03	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.67

*10.04	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.68

*10.05	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.69

*10.06	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.70

*10.07	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	Form S-8 filed on June 12, 2001	333-62856	4.6

*10.08	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

*10.09	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5

*10.10	Written description of the Company’s compensation policies and programs for non-employee directors	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227

*10.11	Flexible Perquisites Program for certain executive officers	Form 8-K filed on November 1, 2004	1-12227

*10.12	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2009	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 17, 2009	1-12227

*10.13	Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and J.M. Bernhard, Jr.	Form 8-K filed on January 7, 2009	1-12227	10.1

*10.14	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	Form 8-K filed on December 24, 2008	1-12227	10.1

*10.15	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34

*10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	Form 8-K filed on January 7, 2009	1-12227	10.2

*10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.13

†*10.18	Second Amendment to the Amended and Restated Employment Agreement dated December 12, 2011, by and between the Company and J.M. Bernhard, Jr	Form 10-Q for the quarter ended November 30, 2011	1-12227	10.1

*10.19	Offer Letter dated as of August 31, 2007, by and between the Company and Michael J. Kershaw	Form 8-K filed on December 21, 2007	1-12227	10.1

*10.20	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.16

*10.21	Second Amended and Restated Employment Agreement dated as of July 22, 2010 by and between the Company and John Donofrio

*10.22	The Shaw Group Inc. 401(k) Plan	Form S-8 filed on May 4, 2004	333-115155	4.6

*10.23	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	Form S-8 filed on May 4, 2004	333-115155	4.6

*10.24	The Shaw Group Deferred Compensation Plan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.1

*10.25	The Shaw Group Deferred Compensation Plan Form of Adoption	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.11

*10.26	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6

10.27	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	Form 8-K filed on July 28, 2000	1-12227	2.1

10.28	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	Form 8-K filed on May 16, 2002	1-12227	2.1

10.29	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.2

10.30	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.3

10.31	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.2

10.32	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.3

10.33	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	Form 8-K filed on October 18, 2006	1-12227	10.4

10.34	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	Form 8-K filed on October 18, 2006	1-12227	10.5

10.35	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	Form 8-K filed on October 18, 2006	1-12227	10.6

10.36	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.7

10.37	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.8

10.38	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	Form 8-K filed on October 18, 2006	1-12227	10.9

10.39	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.1

10.40	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.11

10.41	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	Form 8-K filed on October 18, 2006	1-12227	10.12

*10.42	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.46

*10.43	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.47

#10.44	Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010	Form 10-Q for the quarter ended November 30, 2010	1-12227	10.1

#10.45	First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent	Form 10-Q for the quarter ended November 30, 2010	1-12227	10.2

*10.46	Amended and Restated Employment Agreement dated as of April 8, 2011 by and between the Company and David L. Chapman, Sr.	Form 10-Q for the quarter ended February 28, 2011	1-12227	10.3

*10.47	Employment Agreement dated as of February 2, 2011 by and between the Company and Clarence Ray	Form 10-Q for the quarter ended February 28, 2011	1-12227	10.4
†*10.48	Form of Performance Cash Unit Award Agreement	Form 10-Q for the quarter ended November 30, 2011	1-12227	10.1
#10.49	Second Amended and Restated Credit Agreement, dated as of June 15, 2011, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents and lenders signatory thereto.	Form 8-K filed on June 21, 2011	1-12227	10.1

†31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§101.INS	XBRL Instance Document.

§101.SCH	XBRL Taxonomy Extension Schema Document.

§101.CAL	XBRL Calculation Linkbase Document.

§101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.