Form 10-Q
period 2012-02-29
SHAW GROUP INC
filed 2012-03-29
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

The number of shares of registrant’s common stock outstanding as of March 26, 2012 was 65,918,627 shares.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ABWR	Advanced boiling water reactor
AQC	Air quality control
AP1000®	AP1000 is a registered trademark of Westinghouse Electric Co., LLC
AR	Accounts receivable
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Badger	Badger Technologies Holdings L.L.C.
BNFL	British Nuclear Fuels plc
CAP	Compliance Assurance Process
CCGT	Combined-cycle gas turbine
CIE	Costs and estimated earnings in excess of billings
COL	Combined operating license
Corps	U.S. Army Corps of Engineers
CRA	Commercial relationship agreement
DOE	U.S. Department of Energy
E&C	Our Energy and Chemicals segment
E&I	Our Environmental and Infrastructure segment
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
Exchange Act	Securities Exchange Act of 1934, as amended
F&M	Our Fabrication and Manufacturing segment
Facility	Our unsecured Second Amended and Restated Credit Agreement
FASB	Financial Accounting Standards Board
FCC	Fluid catalytic cracking
FEED	Front-end engineering and design
FEMA	Federal Emergency Management Agency
FIFO	First-in, first-out
GAAP	Accounting principles generally accepted in the United States
Interest LC	The additional letters of credit of $77.9 million at August 31, 2011, for the benefit of NEH related to interest on the Westinghouse Bonds (defined below).
Investment in Westinghouse	Our 20% interest in Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK), Ltd. Acquired in October 2006
IRS	Internal Revenue Service
JPY	Japanese Yen
LIBOR	London Interbank Offered Rate
NEH	Nuclear Energy Holdings LLC, our wholly-owned special purpose acquisition subsidiary
Principal LC	A letter of credit for approximately $55.8 million at August 31, 2011, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (defined below).
Put Option	Japanese Yen-denominated put option agreements entered into in connection with the acquisition of our Investment in Westinghouse
S&P	Standard & Poor’s
SAR	Stock appreciation rights
SEC	United States Securities and Exchange Commission
Shaw-Nass	Shaw-Nass Middle East, W.L.L.
VIE	Variable interest entity
WEC	BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries.
Westinghouse	Our Investment in Westinghouse, along with its subsidiaries
Westinghouse Bonds
The JPY 128.98 billion (equivalent to approximately $1.1 billion) limited recourse bonds issued by NEH on October 13, 2006 and maturing on March 15, 2013 used to partially finance our Investment in Westinghouse.

Westinghouse Equity	Our 20% equity interest in Westinghouse, held by Nuclear Energy Holdings

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Revenues	$1,474,736	$1,424,814	$2,992,339	$2,968,096
Cost of revenues	1,366,111	1,308,854	2,763,772	2,790,532
Gross profit	108,625	115,960	228,567	177,564
Selling, general, and administrative expenses	61,860	73,056	131,337	143,951
Operating income (loss)	46,765	42,904	97,230	33,613
Interest expense	(1,281)	(1,215)	(2,932)	(2,551)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(10,300)	(10,380)	(20,711)	(20,895)
Interest income	683	6,181	2,835	8,502
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	51,462	(46,910)	76,627	(59,320)
Other foreign currency transaction gains (losses), net	(1,317)	2,965	877	3,963
Other income (expense), net	2,069	3,917	2,537	4,301
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	88,081	(2,538)	156,463	(32,387)
Provision (benefit) for income taxes	33,441	(987)	58,369	(12,714)
Income (loss) before earnings (losses) from unconsolidated entities	54,640	(1,551)	98,094	(19,673)
Earnings (loss) from 20% Investment in Westinghouse, net of income taxes	(3,577)	1,801	1,689	4,280
Earnings (losses) from unconsolidated entities, net of income taxes	2,525	1,954	4,212	2,347
Net income (loss)	53,588	2,204	103,995	(13,046)
Less: Net income (loss) attributable to noncontrolling interests	1,099	1,008	2,262	1,761
Net income (loss) attributable to Shaw	$52,489	$1,196	$101,733	$(14,807)

Net income (loss) attributable to Shaw per common share:
Basic	$0.79	$0.01	$1.48	$(0.17)
Diluted	$0.78	$0.01	$1.45	$(0.17)

Weighted average shares outstanding:
Basic	66,502	85,199	68,921	85,048
Diluted	67,514	86,810	70,000	85,048

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
(In thousands)

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Net income (loss)	$53,588	$2,204	$103,995	$(13,046)
Currency translation adjustment, net gain (loss) arising during period	5,617	5,497	(6,119)	9,557
Equity in unconsolidated entities’ other comprehensive income (loss), net of Shaw’s income tax of $2,496, $3,593, $6,453 and $(7,200), respectively	(3,988)	(5,644)	(10,309)	11,309
Net derivatives gain (loss) on hedge transactions, net of tax of $68, $429, $(2,911) and ($1,653), respectively	(108)	(673)	4,650	2,597
Defined benefit plans
Change in unrecognized net actuarial pension gains (losses)	784	919	1,567	1,829
Change in unrecognized net prior service pension costs	11	11	22	22
Income taxes on defined benefit plans	(205)	(262)	(401)	(507)
Total	590	668	1,188	1,344
Unrealized gain (loss) on available for sale securities, net of tax of $28, $663, $39 and $357, respectively	(46)	(1,042)	(63)	(561)
Comprehensive income (loss)	55,653	1,010	93,342	11,200
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,099	1,008	2,262	1,761
Comprehensive income (loss) attributable to Shaw	$54,554	$2	$91,080	$9,439

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	February 29, 2012 (Unaudited)	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents ($77.6 million and $78.6 million related to variable interest entities (VIEs))	$537,301	$674,080
Restricted and escrowed cash and cash equivalents	47,643	38,721
Short-term investments ($5.6 million and $7.8 million related to VIEs)	116,088	226,936
Restricted short-term investments	176,241	277,316
Accounts receivable, including retainage, net ($29.5 million and $7.5 million related to VIEs)	730,872	772,242
Inventories	267,116	245,044
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	569,196	552,502
Deferred income taxes	323,579	367,045
Investment in Westinghouse	975,411	999,035
Prepaid expenses and other current assets	133,763	138,260
Total current assets	3,877,210	4,291,181
Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	19,378	14,768
Property and equipment, net of accumulated depreciation of $379.9 million and $347.3 million	528,604	515,811
Goodwill	544,468	545,790
Intangible assets	15,410	17,142
Deferred income taxes	9,273	10,484
Other assets	97,679	91,858
Total assets	$5,092,022	$5,487,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$650,293	$822,476
Accrued salaries, wages and benefits	141,406	132,857
Other accrued liabilities	199,701	199,947
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,423,751	1,535,037
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,602,834	1,679,836
Interest rate swap contract on Japanese Yen-denominated bonds	19,498	27,059
Short-term debt and current maturities of long-term debt	11,475	349
Total current liabilities	4,048,958	4,397,561
Long-term debt, less current maturities	5,342	630
Deferred income taxes	72,005	70,437
Other liabilities	76,645	81,152
Total liabilities	4,202,950	4,549,780

Contingencies and commitments (Note 12)

Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 92,406,666 and 91,711,102 shares issued, respectively; and 65,815,425 and 71,306,382 shares outstanding, respectively	1,331,018	1,321,278
Retained earnings	430,188	328,455
Accumulated other comprehensive loss	(115,575)	(104,922)
Treasury stock, 26,591,241 and 20,404,720 shares, respectively	(791,868)	(639,704)
Total Shaw shareholders’ equity	853,763	905,107
Noncontrolling interests	35,309	32,147
Total equity	889,072	937,254
Total liabilities and equity	$5,092,022	$5,487,034

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	2012		2011
	Shares	Amount	Shares	Amount

Preferred stock	—	$—	—	$—

Common stock
Balance September 1	91,711,102	$1,321,278	90,669,011	$1,283,890
Exercise of stock options	107,213	2,083	418,654	9,491
Shares exchanged for taxes on stock based compensation	(223,033)	(5,989)	(261,313)	(9,054)
Tax benefit on stock based compensation	—	309	—	2,772
Stock-based compensation	811,384	13,337	805,697	16,391
Balance February 29, and 28, respectively	92,406,666	$1,331,018	91,632,049	$1,303,490

Retained earnings
Balance September 1		$328,455		$503,471
Net income (loss) attributable to Shaw		101,733		(14,807)
Balance February 29, and 28, respectively		$430,188		$488,664

Accumulated other comprehensive income (loss)
Currency translation adjustment
Balance September 1		$(3,652)		$(15,532)
Change during year		(6,119)		9,557
Balance February 29 and February 28, respectively		$(9,771)		$(5,975)
Equity in unconsolidated entities’ other comprehensive income (loss), net of Shaw’s tax
Balance September 1		$(50,724)		$(66,297)
Change during year		(10,309)		11,309
Balance February 29 and February 28, respectively		$(61,033)		$(54,988)
Unrealized gain (loss) on hedging activities
Balance September 1		$(16,558)		$(20,361)
Change during year		4,650		2,597
Balance February 29 and February 28, respectively		$(11,908)		$(17,764)
Unrealized net holding gain (loss) on securities
Balance September 1		$(50)		$546
Change during year		(63)		(561)
Balance February 29 and February 28, respectively		$(113)		$(15)
Pension and other postretirement benefit plans
Balance September 1		$(33,938)		$(41,001)
Change during year		1,188		1,344
Balance February 29 and February 28, respectively		$(32,750)		$(39,657)
Balance February 29, and 28, respectively		$(115,575)		$(118,399)

Treasury stock at cost
Balance September 1	(20,404,720)	$(639,704)	(5,755,949)	$(117,453)
Purchases under tender offer and repurchase plans	(6,185,567)	(152,143)	(1,224,400)	(47,441)
Shares exchanged for taxes on stock-based compensation	(954)	(21)	(15,075)	(476)
Balance February 29, and 28, respectively	(26,591,241)	$(791,868)	(6,995,424)	$(165,370)

Total Shaw shareholders’ equity at February 29, and 28, respectively		$853,763		$1,508,385

Noncontrolling interests
Balance September 1		$32,147		$47,124
Net income (loss)		2,262		1,761
Distributions to noncontrolling interests		(2,700)		(2,225)
Contributions from noncontrolling interests		3,600		872
Adjustment for deconsolidation of VIE(s)		—		(10,662)
Balance February 29, and 28, respectively		$35,309		$36,870

Total equity at February 29, and 28, respectively		$889,072		$1,545,255

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
(In thousands)
	2012	2011
Cash flows from operating activities:
Net income (loss)	$103,995	$(13,046)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,031	36,614
(Benefit from) provision for deferred income taxes	52,613	(19,061)
Stock-based compensation expense	19,482	17,599
(Earnings) losses from unconsolidated entities, net of taxes	(5,901)	(6,627)
Distributions from unconsolidated entities	12,785	14,682
Taxes paid upon net-share settlement of equity awards	(5,989)	(9,054)
Excess tax benefits from stock based compensation	(1,022)	(3,321)
Foreign currency transaction (gains) losses, net	(77,504)	55,357
Other noncash Items	2,270	10,098
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in accounts receivables	37,317	(80,755)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(23,150)	87,706
(Increase) decrease in inventories	(22,266)	4,330
(Increase) decrease in other current assets	14,121	(742)
Increase (decrease) in accounts payable	(162,251)	(133,864)
Increase (decrease) in accrued liabilities	739	(31,646)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(110,381)	(56,677)
Net change in other assets and liabilities	(22,313)	(12,849)
Net cash provided by (used in) operating activities	$(150,424)	$(141,256)

Cash flows from investing activities:
Purchases of property and equipment	(39,955)	(56,785)
Proceeds from sale of businesses and assets, net of cash surrendered	2,416	1,465
Investment(s) in notes receivable	—	(36,604)
Investments in, advances to and return on equity from unconsolidated entities and joint ventures	2,323	520
Cash deposited into restricted and escrowed cash	(60,494)	(880,630)
Cash withdrawn from restricted and escrowed cash	51,925	842,476
Purchases of short-term investments	(173,054)	(507,160)
Proceeds from sale and redemption of short-term investments	247,563	551,377
Purchases of restricted short-term investments	(40,000)	(166,402)
Proceeds from sale of restricted short-term investments	178,851	203,650
Purchases of businesses, net of cash acquired	—	(19,632)
Net cash provided by (used in) investing activities	$169,575	$(67,725)

Cash flows from financing activities:
Purchase of treasury stock	(152,164)	(47,917)
Repayment of debt and capital leases	(172)	(4,350)
Contingent consideration paid	(3,591)	—
Payment of deferred financing costs	(16)	(52)
Issuance of common stock	2,083	9,491
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,022	3,321
Contributions received from noncontrolling interest	3,600	872
Distributions paid to noncontrolling interest	(2,700)	(2,225)
Net cash provided by (used in) financing activities	$(151,938)	$(40,860)

Net effects on cash of deconsolidation of VIE(s)	—	(12,805)
Effects of foreign exchange rate changes on cash	(3,992)	9,426
Net change in cash and cash equivalents	$(136,779)	$(253,220)

Cash and cash equivalents — beginning of year	$674,080	$912,736
Cash and cash equivalents — end of year	$537,301	$659,516

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

The financial statements as of February 29, 2012, and for the three and six month periods ended February 29, 2012 and February 28, 2011, are unaudited. The consolidated balance sheet as of August 31, 2011, was derived from the audited balance sheet filed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (2011 Form 10-K). In management’s opinion, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements for the current and prior interim period results have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our 2011 Form 10-K.

The unaudited interim consolidated financial statements were prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Areas requiring significant estimates by our management include the following:

•	contract revenues, costs and profits, and the application of percentage-of-completion method of accounting;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors, and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances and tax uncertainties;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	recoverability of equity method investments;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation, claims and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 primarily changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement and clarifies the FASB’s intent about the application of existing fair value measurement requirements.  ASU 2011-04 is effective for us in the third quarter of fiscal year 2012.  We do not expect the adoption of ASU 2011-04 to have a material impact on our consolidated financial statements.

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

At February 29, 2012, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$530,597	$—	$—	$530,597	$530,597	$—
Money market mutual funds	6,704	—	—	6,704	6,704	—
Certificates of deposit	70,828	—	—	70,828	—	70,828
Available-for-sale securities:
Bond mutual funds	20,387	—	(162)	20,225	—	20,225
Corporate bonds	17,717	22	(38)	17,701	—	17,701
Trading securities:
Equity investments	7,497	—	(163)	7,334	—	7,334
Total	$653,730	$22	$(363)	$653,389	$537,301	$116,088

At August 31, 2011, the components of our cash, cash equivalents, and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$653,979	$—	$—	$653,979	$653,979	$—
Money market mutual funds	17,350	—	—	17,350	17,350	—
Certificates of deposit	211,910	—	—	211,910	2,751	209,159
Available-for-sale securities: Corporate bonds	17,853	40	(116)	17,777	—	17,777
Total	$901,092	$40	$(116)	$901,016	$674,080	$226,936

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in other income (expense), net.  During the three and six months ended February 29, 2012 and February 28, 2011, the proceeds and realized gains and losses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Proceeds	$1,585	$114,148	$7,202	$139,772
Realized gains	$—	$532	$1	$605
Realized losses	$—	$—	$—	$—

There were no transfers of securities between available for sale and trading classifications during the three and six months ending February 29, 2012.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no other-than-temporary impairment losses recognized during the three and six months ended February 29, 2012.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at February 29, 2012, were as follows (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate bonds	$1,853	$(26)
Total	$1,853	$(26)

At February 29, 2012, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$10,394	$10,357
Due in one to two years	7,323	7,344
Total	$17,717	$17,701

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At February 29, 2012, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):
			Balance Sheet Classification
	Recorded Basis	Holding Period Gain/(Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$6,768	$—	$6,768	$—
Money market mutual funds	40,875	—	40,875	—
Certificates of deposit	148,512	—	—	148,512
Trading securities:
Stock and bond mutual funds	9,334	580	—	9,334
U.S. government and agency securities	609	(8)	—	609
Corporate bonds	17,786	(470)	—	17,786
Total	$223,884	$102	$47,643	$176,241

  At August 31, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):
			Balance Sheet Classification
	Recorded Basis	Holding Period Gain/(Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$16,358	$—	$16,358	$—
Money market mutual funds	22,363	—	22,363	—
Certificates of deposit	252,627	—	—	252,627
Trading securities:
Stock and bond mutual funds	6,473	272	—	6,473
U.S. government and agency securities	1,806	(82)	—	1,806
Corporate bonds	16,410	(390)	—	16,410
Total	$316,037	$(200)	$38,721	$277,316

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):
	February 29, 2012	August 31, 2011
Contractually required by projects	$5,166	$14,696
Voluntarily used to secure letters of credit	148,512	252,628
Secure contingent obligations in lieu of letters of credit	38,704	20,626
Assets held in trust and other	31,502	28,087
Total	$223,884	$316,037

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At February 29, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$219,340	$—	$219,340	$—
Stock and bond mutual funds (a)	29,559	29,559	—	—
U.S. government and agency securities	609	—	609	—
Corporate bonds	35,487	—	35,487	—
Equity investments	7,334	7,334	—	—
Total	$292,329	$36,893	$255,436	$—

Liabilities:
Interest rate swap contract	$19,498	$—	$19,498	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$837	$—	$837	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$1,046	$—	$1,046	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$461,786	$—	$461,786	$—
Stock and bond mutual funds (a)	6,473	6,473	—	—
U.S. government and agency securities	1,806	—	1,806	—
Corporate bonds	34,187	—	34,187	—
Total	$504,252	$6,473	$497,779	$—

Liabilities:
Interest rate swap contract	$27,059	$—	$27,059	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,955	$—	$1,955	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$16	$—	$16	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

The following are the primary valuation methodologies used for valuing our short-term and restricted short-term investments:

•
Corporate bonds and U.S. government and agency securities: Valued at quoted prices, in markets that are not active broker dealer quotations or other methods by which all significant inputs are observable, either directly or indirectly.

•
Foreign government and foreign government guaranteed securities: Valued at quoted prices, in markets that are not active broker dealer quotations or other methods by which all significant inputs are observable, either directly or indirectly.

•	Stock and bond mutual funds: Valued at the net asset value of shares held at period end as quoted in the active market. These mutual funds contain no unusual terms or trade restrictions.

•	Equity investments: Valued at the closing price of the shares held at period end as quoted in active markets.

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

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows for the three and six months ended February 29, 2012, and February 28, 2011 (in millions):

		Three Months Ended		Six Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other comprehensive income (loss)	$(0.1)	$(0.7)	$4.7	$2.6
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$(0.1)	$1.7	$(2.8)	$2.2

Note 5 —Accounts Receivable, Concentrations of Credit Risk, and Inventories

Accounts Receivable

Our accounts receivable, including retainage, net, were as follows (in thousands):

	February 29, 2012	August 31, 2011
Trade accounts receivable, net	$703,721	$732,134
Unbilled accounts receivable	13,259	23,116
Retainage	13,892	16,992
Total accounts receivable, including retainage, net	$730,872	$772,242

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

2012
Beginning balance, September 1	$22,350
Increased provision	2,165
Write offs	(1,848)
Recoveries and settlements	(7,029)
Ending balance, February 29	$15,638

Included in our trade accounts receivable, net at February 29, 2012, and August 31, 2011, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response, and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.

At February 29, 2012, and August 31, 2011, we had approximately $159.5 million and $227.1 million, respectively, included in trade receivables, net, for an air quality control (AQC) project, primarily related to periodic costs and milestone reconciliation invoices. On November 1, 2011, the client presented an assessment challenging $169.6 million of our costs and fee. We believe the assessment to be substantially without merit. We received a payment of $68.0 million from the client during the three months ended November 30, 2011 and  have included in our estimates at completion what we believe to be the probable amounts to be ultimately collected. We are involved in litigation with our client related to the amounts collectible under our contract as discussed in legal proceedings section of Note 12 — Contingencies and Commitments.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $59.9 million and $64.3 million at February 29, 2012, and August 31, 2011, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $254.3 million and $278.6 million at February 29, 2012, and August 31, 2011, respectively, related to the U.S. government agencies and related entities.

Additionally, at February 29, 2012, and August 31, 2011, respectively, we had approximately $159.5 million and $227.1 million in trade receivables, net, related to one client.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or weighted-average cost methods. Cost includes material, labor, and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	February 29, 2012			August 31, 2011
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw materials	$22,080	$126,300	$148,380	$16,040	$118,516	$134,556
Work in process	3,121	35,311	38,432	2,878	25,483	28,361
Finished goods	80,304	—	80,304	82,127	—	82,127
Total	$105,505	$161,611	$267,116	$101,045	$143,999	$245,044

Note 6 — Investment in Westinghouse and Related Agreements

Investment in Westinghouse

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. and subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. and subsidiaries (the Acquisition Companies) acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse or WEC) from British Nuclear Fuels plc (BNFL).  Westinghouse was owned and capitalized to a total of $5.4 billion, 77% provided by Toshiba, 20% by us (through our wholly-owned special purpose subsidiary Nuclear Energy Holdings LLC (NEH)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment (Westinghouse Equity) and the related agreements, including related acquisition costs, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese private placement market by issuing, at a discount, JPY 128.98 billion (equivalent to approximately $1.08 billion) face amount of limited recourse bonds (the Westinghouse Bonds).

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

Since the Put Options exercise price is JPY-denominated, we will receive a fixed amount of JPY (approximately 124.7 billion JPY upon the exercise of the Put Options. The Put Options, along with the Principal LC (defined below), substantially mitigate the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Options for repayment of the Westinghouse Bonds.

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

Shareholder Agreement and Dividend Policy

On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages, no less than 65%, but not to exceed 100%, of the net income of Westinghouse, to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed. The intent of this policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24.0 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Options or the sale of our Westinghouse Investment, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. NEH has received dividends totaling approximately $107.4 million to date. Dividends received are accounted for as a reduction of NEH’s Investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse dividends are not recorded in our financial statements until declared by Westinghouse. At February 29, 2012, the dividend shortfall totaled approximately $12.6 million.

Westinghouse Bonds

The proceeds from the issuance of the Westinghouse Bonds was approximately $1.0 billion, net of original issue discount. The Westinghouse Bonds  are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its Westinghouse Equity, the Put Options, a letter of credit for approximately $53.4 million at February 29, 2012, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for approximately $56.0 million at February 29, 2012, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). The Interest LC will automatically renew in declining amounts equal to the interest remaining to be paid over the life of the Westinghouse Bonds, or until we exercise the Put Options, which requires the payment of the Westinghouse Bonds.  As discussed above, the Put Options will be exercised on or around October 6, 2012. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche, and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 9 — Debt and Revolving Lines of Credit for additional discussion of the accounting for these contracts.) Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

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

ASC 810-10, as amended, requires that we continuously assess whether we are the primary beneficiary of our VIEs. Prior to the amendment, reassessment of whether we were the primary beneficiary was required only upon the occurrence of certain events. Accordingly, we analyzed all of our VIEs at February 29, 2012, and classified them into two groups:

•	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary; and

•	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	February 29, 2012	August 31, 2011
Cash and cash equivalents	$77,552	$78,577
Net accounts receivable	29,496	7,537
Other current assets	167,410	174,584
Non-current assets	55,949	50,038
Total assets	$330,407	$310,736

Accounts and subcontractors payable	$68,942	$91,293
Billings in excess of costs and accrued earnings	28,848	27,831
Accrued expenses and other	132,618	97,102
Total liabilities	$230,408	$216,226

Total revenues of the consolidated ventures were $202.4 and $408.4 million for the three and six months ended February 29, 2012, respectively, as compared to $150.1 million and $303.3 million for the three and six months ended February 28, 2011, respectively.

For the three and six months ended February 29, 2012, and February 28, 2011, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under GAAP, use of the equity method is appropriate in circumstances in which an investor has the ability to exercise significant influence over the operating and financial policies of an investee. GAAP presumes significant influence exists as a result of holding an investment of 20% or more in the voting stock of an investee, absent predominant evidence to the contrary. Management must exercise its judgment in determining whether a minority holder has the ability to exercise significant influence over the operating and financial policies of an investee. Under the equity method, we recognize our proportionate share of the net earnings or losses of these joint ventures in two line items, Income from 20% Investment in Westinghouse, net of income taxes and earnings (losses) from other unconsolidated entities, in our consolidated statements of operations.

Investment in Westinghouse

Our most significant investment accounted for under the equity method is our wholly-owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest in Westinghouse. Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the Owner Board), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at February 29, 2012.

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

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. We record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and six months ended December 31, 2011, and December 31, 2010, are included in our financial results for the three and six months ended February 29, 2012, and February 28, 2011, respectively.

Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest and any adjustments for estimated payments by WEC under a consortium agreement for an EPC contract on two Nuclear plant reactors, was as follows (in thousands):

	Three Months Ended		Six Months Ended
Statements of Operations	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Revenues	$1,116,451	$1,001,380	$2,198,625	$2,106,437
Gross profit	191,931	203,032	413,205	435,382
Income from continuing operations before income taxes	(2,005)	27,251	42,621	56,559
Net income (loss) attributable to shareholders	(5,195)	14,738	37,620	35,023

Our investments in and advances to unconsolidated entities, joint ventures, and limited partnerships and our overall percentage ownership of these ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership	February 29,	August 31,
	Percentage	2012	2011
Investment in Westinghouse	20%	$975,411	$999,035
Other	23% - 50%	19,378	14,768
Total		$994,789	$1,013,803

Earnings (losses) from unconsolidated entities, net of income taxes, for the three and six months ended February 29, 2012, and February 28, 2011, are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Investment in Westinghouse, net of income taxes of $(2,239), $1,147, $1,058 and $2,725, respectively	$(3,577)	$1,801	$1,689	$4,280
Other unconsolidated entities, net of income taxes of $1,581, $1,177, $2,637 and $1,375, respectively	2,525	1,954	4,212	2,347
Total	$(1,052)	$3,755	$5,901	$6,627

Related Party Transactions

The following table summarizes related party transactions with unconsolidated entities included in our consolidated financial statements for the six months ended February 29, 2012 and February 28, 2011 and at February 29, 2012 and August 31, 2011 (in thousands):

	2012	2011
Revenue from unconsolidated entities	$47,286	$8,716

	February 29, 2012	August 31, 2011
Accounts and other receivables from unconsolidated entities	$6,556	$5,190
Advances to unconsolidated entities	$-	$15

Note 8 — Goodwill and Other Intangibles

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. As previously reported, we are in the process of reviewing strategic alternatives for our E&C segment and have received indications of interest for certain assets and operations of our E&C segment. Based upon the indications of interest received, consummating a transaction under the indicative terms would not result in us recording an impairment charge.

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2011, to February 29, 2012 (in thousands):

	Power	Plant Services	E&I	E&C	F&M	Total
Balance at August 31, 2011	$139,177	$42,027	$207,862	$139,099	$17,625	$545,790
Acquisitions and related adjustments	—	—	30	—	—	30
Currency translation adjustment	—	—	(302)	(374)	(676)	(1,352)
Balance at February 29, 2012	$139,177	$42,027	$207,590	$138,725	$16,949	$544,468

The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.  We had tax-deductible goodwill of approximately $58.2 million and $65.8 million at February 29, 2012, and August 31, 2011, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Other Intangible Assets

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at August 31, 2011	$41,957	$(27,735)	$5,016	$(2,096)
Currency translation adjustments	(20)	12	(18)	(311)
Amortization	—	(1,395)	—	—
Balance at February 29, 2012	$41,937	$(29,118)	$4,998	$(2,407)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies, Patents, and Tradenames	Client Relationships
Remainder of fiscal year 2012	$1,501	$247
2013	2,800	426
2014	2,719	426
2015	2,633	426
2016	2,593	426
Thereafter	573	640
Total	$12,819	$2,591

Note 9 — Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	February 29, 2012		August 31, 2011
	Short-term	Long-term	Short-term	Long-term
0%-3.7% interest vendor financing contracts, 2.3%-4.2% imputed interest, due July 2012-December 2013	$7,813	$4,894	$—	$—
Debt of consolidated joint venture: 6% interest, due January 2013	3,302	—	—	—
Capital lease obligations	360	448	349	630
Westinghouse Bonds (see description below)	1,602,834	—	1,679,836	—
Total	$1,614,309	$5,342	$1,680,185	$630

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

Because the holders of the bonds may have the ability to require us to exercise the Put Options to retire the bonds, we reclassified the Westinghouse Bonds from long-term debt to short-term debt and our Investment in Westinghouse to current assets in May 2009.

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

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $52.9 million at February 29, 2012. We may recognize a non-operating gain once the put options are settled resulting principally from foreign exchange movements. If the bonds would have been repaid at February 29, 2012, from an early exercise of the Put Options, the gain would have been approximately $473.4 million pre-tax. The actual gain or loss will be determined at settlement.

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

The exchange rates of the JPY to the USD at February 29, 2012, and August 31, 2011, were 80.5 and 76.8, respectively.

The Westinghouse Bonds consisted of the following (in thousands):

	February 29, 2012	August 31, 2011
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.34% at February 29, 2012)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	522,834	599,836
Total Westinghouse debt	$1,602,834	$1,679,836

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.70%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At February 29, 2012, and August 31, 2011, the fair value of the swap totaled approximately $19.5 million and $27.1 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the period ended February 29, 2012.

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

At February 29, 2012, the amount of the Facility available for financial letters of credit and/or revolving credit loans was limited to the lesser of: (1) $1,220.3 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($98.0 million) less outstanding financial letters of credit ($131.7 million); (2) $1,118.3 million, representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($131.7 million); or (3) $240.1 million, representing the maximum additional borrowings allowed under the leverage ratio covenant (as defined below) contained in the Facility.

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

The total amount of fees associated with letters of credit issued under the Facility were approximately $1.9 million and $3.9 million for the three and six months ended February 29, 2012, respectively, as compared to $2.1 million and $4.6 million for the three and six months ended February 28, 2011.  These amounts include commitment fees associated with unused credit line availability of approximately $0.9 million and $1.8 million for the three and six months ended February 29, 2012, respectively, as compared to $0.8 million and $1.7 million for the three and six months ended February 28, 2011, respectively.

For the three and six months ended February 29, 2012, we recognized $0.6 million and $1.2 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $1.2 million and $2.4 million, respectively, for the three and six months ended February 28, 2011.  At February 29, 2012, and August 31, 2011, unamortized deferred financing fees related to our Facility were approximately $10.6 million and $11.8 million, respectively.

At February 29, 2012, we were in compliance with the financial covenants contained in the Facility.

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At February 29, 2012, Shaw-Nass had minimal borrowings under its revolving line of credit and no outstanding bank guarantees under the Bahrain facility. The interest rate applicable to any borrowings is a variable rate (1.28% at February 29, 2012) plus 3.00% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have uncommitted, unsecured standby letter of credit facilities with banks outside of our Facility. Fees under these facilities are paid quarterly. At February 29, 2012, and August 31, 2011, there were $1.7 million and $1.9 million of letters of credit outstanding under these facilities, respectively.

Note 10 — Income Taxes

Our consolidated effective tax rate was a provision of 38% and 37% for the second quarter and six months ended February 29, 2012, respectively.  In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.

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

During the second quarter of fiscal year 2012, unrecognized tax benefits increased $0.4 million primarily due to a provision for additional interest and penalties. As of February 29, 2012, our unrecognized tax benefits were $36.3 million, of which $29.8 million would, if recognized, affect our effective tax rate.

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

Our U. S. federal tax returns for fiscal years 2009 and 2010 are now being audited by the Internal Revenue Service (IRS).  We anticipate the closure of this audit during the third quarter of fiscal year 2012. The IRS accepted our application for admittance into the Compliance Assurance Process (CAP) at the beginning of fiscal year 2012.  Under CAP, the IRS works with large business taxpayers on a contemporaneous, real-time basis to resolve issues prior to the filing of tax returns which allows participants to remain current with IRS examinations.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits up to $23 million as a result of the expiration of statutes of limitations and settlements with taxing authorities.

Note 11 — Share-Based Compensation

During the six months ended February 29, 2012, and February 28, 2011, restricted stock units (RSUs) totaling 384,828 shares at a weighted-average per share price of $23.64 and 309,820 shares at a weighted-average per share price of $30.82, respectively, were awarded with vesting over three and approximately four years, respectively.

During the six months ended February 29, 2012 and February 28, 2011, cash-settled restricted stock units (CS RSUs) totaling  688,411 shares at a weighted-average per share price of $28.94 and 274,771 shares at a weighted-average per share price of $39.72, respectively, were awarded with vesting over three and approximately four years, respectively.  The CS RSUs are classified as liability awards at February 29, 2012, due to the settlement of these awards in cash.

During the six months ended February 29, 2012, there were no options awarded. During the six months ended February 28, 2011, options for the purchase of 614,493 shares at a weighted-average price of $30.75 per share were awarded, vesting over approximately four years. There were no significant changes in the assumptions or estimates used in the valuation of options subsequent to our year-end, August 31, 2011.

During the six months ended February 29, 2012, and February 28, 2011, options were exercised for the purchase of 107,213 shares at a weighted-average exercise price of $19.43 per share and 418,654 shares at a weighted-average exercise price of $22.67 per share, respectively.

During the six months ended February 29, 2012, there were no stock appreciation rights (SARs) awarded. During the six months ended February 28, 2011, we awarded 359,364 SARs at a weighted average price of $30.56 per share, vesting over approximately four years. The Binomial valuation model was used to re-measure the fair value of the SARs at February 29, 2012. The SARs are classified as liability awards at February 29, 2012, due to the settlement of these awards in cash.

During the six months ended February 29, 2012, we awarded 11,661,500 performance cash units (PCUs), at a weighted average fair value of $1.18 per unit, vesting over approximately three years. The PCUs represent the right to receive $1 for each earned PCU if specified performance goals are met over the three-year performance period. The PCU recipients may earn between 0% and 200% of their individual target award amount depending on the level of performance achieved. The fair value of PCUs was estimated at the grant date based on the probability of satisfying the performance goals associated with the PCUs using a Monte Carlo simulation model. The PCUs are revalued quarterly and are classified as liability awards at February 29, 2012, due to the settlement of these awards in cash. There were no PCUs awarded during the six months ended February 28, 2011.

Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period.

For additional information related to these share-based compensation plans, see Note 13 — Share-Based Compensation of our consolidated financial statements in our 2011 Form 10-K.

Note 12 — Contingencies and Commitments

Legal Proceedings

In the normal course of business, we are involved in a variety of legal proceedings, liability claims or contract disputes in many jurisdictions around the world. Some of these legal proceedings are associated with the performance of our services. At times, the nature of our business leads to disputes with clients, subcontractors and vendors relating to our entitlement to additional revenue and/or reduced costs. Occasionally, these disputes lead to our clients, subcontractors and vendors presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable.  In such matters, we evaluate both our claims against the client as well as any disputes and/or counterclaims asserted against us by the client or opposing party pursuant to ASC 450, and we record the probable outcome based upon this analysis. For an additional discussion of our claims on major projects, see Note 16 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts. The actual outcomes may differ materially from our analysis.

On November 12, 2010, the jury returned a split verdict in a dispute between our subsidiary, Stone & Webster, Inc. (S&W), and Xcel Energy (d/b/a Public Service of Colorado) related to Xcel Energy’s coal-fired power plant project in Pueblo, Colorado. While we disagreed with the overall jury verdict and have appealed to the state court of appeals, as a result of this verdict, our Power segment recorded a reduction in gross profit of $63.4 million in the period ended November 30, 2010. During the first quarter of fiscal year 2012, we settled this matter and collected in excess of $40 million in outstanding receivables from Xcel Energy, resulting in the recognition of an immaterial gain in the results of operations.

As previously disclosed, in connection with an EPC contract executed by our Power segment for a 600 MW steam turbine electrical generation plant in the U.S., we commenced an arbitration proceeding against our client for this project seeking the return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract. In addition, we commenced an arbitration proceeding with our equipment and services supplier on this project. During the first quarter of fiscal year 2012, we contemporaneously settled all remaining disputes with our client and the equipment supplier related to this project. These settlements resolve all outstanding issues and thus ends our involvement with this project.

In connection with an approximate $28.1 million contract executed by our F&M segment to supply fabricated pipe spools to a manufacturing facility in the U.S., our client filed a lawsuit in the U.S. District Court for the Eastern District of Washington alleging that shop-welding on the pipe spools we supplied was substantially and unacceptably deficient and that the deliveries for some of the pipe spools were untimely. We reached a settlement with our client on this matter in October 2011 and recorded a $16.8 million charge to cost of revenue in fiscal year 2011 and are currently seeking recovery from our insurers. We paid the amounts due to our client in the first quarter of fiscal year 2012.

In connection with a cost reimbursable contract executed by our Power segment for the engineering, procurement and construction of flue gas desulfurization systems at three power generating facilities, we have become involved in litigation with the client in the U.S. District Court, District of Maryland and the U.S. District Court, Southern District of New York.  On January 14, 2011, we commenced the Maryland action with the filing of petitions to establish and enforce mechanics liens against the three projects in an amount totaling approximately $143.0 million. On February 24, 2011, the client filed a motion in the Maryland court to stay or sever and transfer the lien actions to the U.S. District Court for the Southern District of New York. At that time, the client also filed a declaratory judgment action in the New York court that seeks to address the same issues raised in the lien actions and specifically requests a finding that the client is not required to pay us amounts claimed by us. On March 7, 2011, we filed an answer and counterclaim to the client’s declaratory judgment action in which we deny the client has any valid basis for refusing payment and demand payment of sums due us of not less than $200.0 million. On June 24, 2011, we filed a motion in the Maryland court to amend our liens to a total amount of approximately $233.0 million, and on August 16, 2011, the court issued orders supplementing the liens to the total amount of approximately $233.0 million. The client subsequently declared that substantial completion has been achieved and paid us approximately $68 million. As a result of that payment, our liens and counterclaim have been reduced respectively to total approximately $165 million. The trial is scheduled to commence in June 2012. We have evaluated our claims and our client’s claims and have recorded revenue based on management’s judgment about the probable outcome of the respective lawsuits. See Note 16 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts for our disclosures associated with our claims and unapproved change orders. While we expect a favorable resolution to these matters, the dispute resolution process could be lengthy, and if our client were to prevail completely or substantially in the respective matters, such an outcome could have a material adverse effect on our consolidated statements of operations. Nevertheless, even if the client were to prevail, we would still be entitled to collect approximately $52 million in receivables currently outstanding.

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

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was approximately $379.9 million and $456.1 million at February 29, 2012, and August 31, 2011, respectively. Of the amount of outstanding letters of credit at February 29, 2012, $234.4 million are performance letters of credit issued to our clients. Of the $234.4 million, five clients held $192.8 million or 82.3% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $60.0 million.

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

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our Environmental and Infrastructure (E&I) segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.  There are no recent additions to the LandBank portfolio of properties, and at this time we are not pursuing additional opportunities. Accordingly, we are not incurring incremental environmental liability beyond the portfolio that currently exists. Existing liabilities are reviewed quarterly, or more frequently as additional information becomes available. We also have insurance coverage that helps mitigate our liability exposure. At February 29, 2012, and August 31, 2011, our E&I segment had approximately $1.6 million and $1.9 million, respectively, of environmental liabilities recorded in other liabilities in the accompanying balance sheets.  LandBank environmental liability exposure beyond that which is recorded is estimated to be immaterial.

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

Note 13 — Supplemental Disclosure to Earnings (Losses) Per Common Share

Weighted average shares outstanding for the three and six months ended February 29, 2012, and February 28, 2011, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011

Basic	66,502	85,199	68,921	85,048
Diluted:
Stock options	654	993	555	—
Restricted stock	358	618	524	—
Diluted	67,514	86,810	70,000	85,048

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011

Stock options	1,758	1,460	2,064	4,218
Restricted stock	165	35	404	2,003

Note 14 — Employee Benefit Plans

The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and six months ended February 29, 2012, and February 28, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Service cost	$19	$37	$38	$74
Interest cost	2,057	1,938	4,031	3,869
Expected return on plan assets	(2,159)	(2,063)	(4,233)	(4,118)
Amortization of net loss	807	918	1,581	1,833
Other	11	11	22	22
Total net pension expense	$735	$841	$1,439	$1,680

We expect to contribute $4.7 million to our pension plans in fiscal year 2012. As of February 29, 2012, we have made $1.8 million in contributions to these plans.

Note 15 — Related Party Transactions

At times, we enter into material contractual arrangements with Westinghouse.  NEH, a wholly-owned special purpose entity, owns a 20% interest in Westinghouse (see Note 6 – Investment in Westinghouse and Related Agreements and Note 7 – Equity Method Investments and Variable Interest Entities).

Note 16 —Accounting for Claims, Unapproved Change Orders, Backcharges and Incentives on Long-Term Construction Contracts

Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Similarly, backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated.

Claims and backcharges are recorded at the amount deemed probable of recovery up to the amount of estimated costs and profit is not recorded until the claim or backcharge is resolved. The recognition of these items may increase gross profit or reduce gross loss on the related projects as compared to the gross profit/gross loss that would have been recognized had no claim revenue been recorded. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts on the accompanying consolidated balance sheets

We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract estimated value. While the terms of such contracts indicate costs are to be reimbursed by our clients, we typically process change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders. While we have no history of significant losses on this type of work, potential exposure exists relative to costs incurred in excess of agreed upon contract value.

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at February 29, 2012, and February 28, 2011, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2012	Fiscal Year 2011
Amounts included in project estimates-at-completion at September 1	$448.3	$111.6
Changes in estimates-at-completion	384.5	296.6
Approved	(488.8)	(53.8)
Amounts included in project estimates-at-completion at February 29, and February 28, respectively, for unapproved change orders and claims	$344.0	$354.4

Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at February 29, and February 28, respectively	$88.3	$73.1

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in our Legal Proceedings in Note 12 — Contingencies and Commitments and Note 15 – Related Party Transactions.

The majority of the amounts included in the project estimates-at-completion in the table above relate to engineering, equipment supply, material fabrication, and construction cost estimates and costs from regulatory required design changes and delays in our clients’ obtaining combined operating licenses (COLs) for two nuclear power reactors. During the quarter ended February 29, 2012, one of our clients obtained the COL for two nuclear reactors being constructed in Georgia.

In connection with our consortium agreement for the design and construction of two domestic nuclear power reactors in South Carolina, we have reached a preliminary agreement with the client to settle certain change orders resulting from regulatory required design changes and COL issuance delays on the project. As a result of this preliminary agreement these costs have been excluded from the total of unapproved change orders presented above. We continue to believe the remaining amounts included in the table above related to all of our AP1000 nuclear projects are recoverable from our clients under existing provisions of our contractual arrangements. The nuclear power projects have a long construction duration and the cost estimates cover costs that will not be incurred for several years. It is expected that the cost estimates resulting from the design changes and COL delays will continue to be refined as more information becomes available. It is possible that these commercial matters may not be resolved in the near term. Should these matters proceed to formal dispute resolution, our contracts call for clients to co-fund our costs until the matters are resolved.

Under the terms of two consortium agreements with WEC, which is our EPC partner, to design and construct the four nuclear power reactors, we perform much of the modular fabrication, assembly and construction related activities on the domestic AP1000 nuclear projects, with WEC being responsible for the nuclear island engineering and equipment supply. During the quarter ended February 29, 2012, we signed a memorandum of understanding with WEC (“the WEC MOU”) WEC has the obligation to reimburse us for material and fabrication costs associated with design changes to the extent these costs are not recovered from our clients. Accordingly, amounts which may be recovered under the WEC MOU have been excluded from the unapproved change orders and claims presented in the table above.  These consortium agreements, as supplemented by the WEC MOU, provide a contractual mechanism for cost sharing to the extent project costs exceed certain thresholds and are not recovered from our clients. Our costs resulting from the design changes and delays in issuance of the COLs would be considered within this cost sharing mechanism.  As of February 29, 2012, we estimate that our recovery under these consortium agreements and the related WEC MOU is approximately $246 million, which has been excluded from the presentation of unapproved change orders in the above table.   The amounts recoverable from WEC will decline to the extent we recover the costs from our clients.

In addition to the unapproved change orders and claims discussed above, we record as a reduction to costs expected recoveries for backcharges, liquidated damages and other cost exposures resulting from supplier or subcontractor caused impediments to our work. Such impediments may be caused by the failure of suppliers or subcontractors to provide services, materials, or equipment compliant with provisions of our agreements, resulting in delays to our work or additional costs to remedy.  At February 29, 2012, we did not have any significant recoveries from suppliers or subcontractors recorded.

In the ordinary course of business, the Company enters into various agreements pending assurances and guarantees to clients.  While in most cases these performance risks are offset by similar guarantees by our suppliers, there are instances where the full extent of the exposure is not eliminated.

In general, if we collect amounts different than the amounts that we have recorded as unapproved change orders/claims receivable on any of our projects, that difference will be reflected in the EAC used in determining contract profit or loss. Timing of claim collections is uncertain and depends on such items as regulatory approvals, negotiated settlements, trial date scheduling and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our unapproved change orders/claims receivable within the next twelve months. Should we not prevail in these matters, the outcome could have an adverse effect on our statements of operations and statement of cash flows.

Project Incentives

Some of our contracts contain performance incentive and award fee arrangements (collectively referred to as incentive fees) that provide for increasing or decreasing our revenue based upon the achievement of some measure of contract performance in relation to agreed upon targets. Incentive fees can occur in all segments, but the majority of contracts containing project incentives are in our Plant Services, Power and E&I segments. Therefore, the gross profit in those segments routinely contain significant amounts of these incentive fees.

We include in our EAC revenue an estimate of the probable amounts of the incentive fees we expect to earn if we achieve the agreed-upon criteria. We bill incentive fees based on the terms and conditions of the individual contracts which may allow billing over the performance period of the contract or only after the target criterion has been achieved. We recognize incentive fee revenue using the percentage-of-completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. Incentive fees which have been recognized but not billed are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets. Incentive fees that have been billed but for which we have not recognized as revenue are included in the advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

At February 29, 2012, and August 31, 2011, our project EACs included approximately $106.8 million and $109.0 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement. On a percentage-of-completion basis, we have recorded $74.4 million and $64.8 million as of February 29, 2012, and August 31, 2011, respectively, of these estimated amounts in revenues for the related contracts. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced.

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

The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries. We recently announced that we are evaluating the sale of all or part of our E&C business.

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

The following tables present certain financial information for our segments for the three and six months ended February 29, 2012, and February 28, 2011 (in millions except percentages):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Revenues:
Power	$450.7	$558.3	$945.4	$1,063.3
Plant Services	323.7	200.0	618.8	457.8
E&I	412.6	390.2	872.0	908.7
E&C	141.1	160.2	304.2	338.6
F&M	146.6	116.1	251.9	199.7
Corporate	—	—	—	—
Total revenues	$1,474.7	$1,424.8	$2,992.3	$2,968.1
Gross profit:
Power	$8.1	$56.7	$35.1	$27.1
Plant Services	21.1	15.9	44.1	39.2
E&I	32.9	35.9	70.6	84.3
E&C	12.4	(13.2)	27.7	(6.8)
F&M	33.7	19.5	50.2	31.6
Corporate	0.4	1.2	0.9	2.2
Total gross profit	$108.6	$116.0	$228.6	$177.6

Gross profit percentage:
Power	1.8%	10.2%	3.7%	2.5%
Plant Services	6.5	8.0	7.1	8.6
E&I	8.0	9.2	8.1	9.3
E&C	8.8	(8.2)	9.1	(2.0)
F&M	23.0	16.8	19.9	15.8
Corporate	NM	NM	NM	NM
Total gross profit percentage	7.4%	8.1%	7.6%	6.0%

Selling, general and administrative expenses:
Power	$7.7	$11.0	$17.4	$22.6
Plant Services	2.8	2.8	5.4	5.0
E&I	16.7	18.8	35.1	37.0
E&C	9.4	11.3	21.5	24.0
F&M	8.7	8.3	17.9	16.0
Investment in Westinghouse	—	0.9	0.1	0.9
Corporate	16.6	20.0	33.9	38.5
Total selling, general and administrative expense	$61.9	$73.1	$131.3	$144.0

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$0.9	$49.8	$18.5	$8.6
Plant Services	18.3	13.2	38.8	34.4
E&I	17.4	17.6	37.0	48.4
E&C	2.3	(18.9)	6.9	(24.1)
F&M	24.5	11.3	33.0	15.5
Investment in Westinghouse	41.2	(58.2)	55.8	(81.1)
Corporate	(16.5)	(17.3)	(33.5)	(34.1)
Total income (loss) before income taxes and earnings from unconsolidated entities	$88.1	$(2.5)	$156.5	$(32.4)
____________
NM — Not Meaningful

Our segments’ assets were as follows (in millions):
	February 29, 2012	August 31, 2011
Assets:
Power	$2,066.7	$2,129.0
Plant Services	339.4	270.2
E&I	1,047.0	1,060.9
E&C	402.3	482.9
F&M	701.9	710.0
Investment in Westinghouse	1,212.0	1,266.4
Corporate	326.5	404.3
Total segment assets	6,095.8	6,323.7
Elimination of investment in consolidated subsidiaries	(470.3)	(368.3)
Elimination of intercompany receivables	(533.5)	(468.4)
Income taxes not allocated to segments	—	—
Total consolidated assets	$5,092.0	$5,487.0

Major Clients

Revenues related to U.S. government agencies or entities owned by the U.S. government were approximately $302.6 million and $623.3 million, respectively for the three and six months ended February 29, 2012, representing approximately 20.5% and 20.8% of our total revenues, respectively.  For the three and six months ended February 28, 2011, we recorded revenues related to the U.S. government of approximately $277.7 million and $590.4 million, respectively, representing approximately 20% of our total revenues for each period.

Note 18 — Supplemental Cash Flow Information

Supplemental cash flow information for the six months ended February 29, 2012, and February 28, 2011, is presented below (in thousands):
	Six Months Ended
	2012	2011
Cash payments for:
Interest (net of capitalized interest)	$20,323	$17,772
Income taxes (net refunds)	$(859)	$33,388
Non-cash investing and financing activities:
Additions to property, plant, and equipment	$10,575	$—
Interest rate swap contract on JYP-denominated bonds, net of deferred tax of $2,911 and $1,653, respectively	$(4,650)	$(2,597)
Equity in unconsolidated entities’ other comprehensive income, net of deferred tax of $(6,453) and $7,200, respectively	$10,309	$(11,309)
Financed software maintenance agreements	$8,116	$—

Note 19 —Share Repurchase Program

During fiscal year 2011, our Board of Directors authorized two separate share repurchase programs of our common stock.  Under the first share repurchase program, authorized in December 2010 and completed in May 2011, we expended approximately $500.0 million to repurchase 13,688,354 shares at a weighted average cost of $36.51 per share.  In June 2011, the second share repurchase program authorized the repurchase of up to $500.0 million of our common stock, at times and in such amounts as management deems appropriate.  As of August 31, 2011, we repurchased 945,100 shares under the second repurchase program at a weighted average cost of $23.01 per share and a cost of $21.8 million, including commissions. During the second quarter of fiscal year 2012, we completed a modified Dutch auction tender offer, which resulted in 6,185,567 shares being repurchased at a purchase price of $24.25 per share, for an aggregate cost of $152.1 million, including fees and expenses.  The Company funded the share purchases in the tender offer with available cash.  All repurchased shares are held in treasury and are available for reissuance.

We currently have an open authorization to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility. See Note 9 – Debt and Revolving Lines of Credit for additional information on our Facility.

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

•
results of audits of U.S. government contracts, including audit of our internal control systems, cost reviews and investigations by federal governmental contracting oversight agencies that could result in the disallowance of costs or withholding of payments;

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses our financial position at February 29, 2012, and the results of our operations for the three and six months ended February 29, 2012, and February 28, 2011. The following discussion should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2011 Form 10-K.

General Overview

Our Business Segments

Because of the wide variety of our technical services and our vertical integration, we believe we are uniquely positioned to provide seamless services to our clients through the lifespan of projects, from the concept, design, building, and construction phases to the maintenance, operations, decommissioning and decontamination phases. We believe our direct-hire construction capabilities provide us with a competitive advantage in many of the industries we serve.

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

Gas-Fired Generation. Approximately 25% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their assets. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but have comparatively higher operating costs. We expect power producers to increase capital spending in the U.S. on gas-fired power plants to take advantage of relatively inexpensive natural gas prices. We expect gas-fired power plants to continue to be an important component of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area. We are building two combined-cycle gas turbine (CCGT) gas plants in North Carolina and have received an EPC services award for a nominal 550-megawatt CCGT gas turbine plant for Entergy’s Ninemile Point Steam Electric Station near New Orleans, Louisiana.

Clean Coal-Fired Generation.  Approximately 42% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital-intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, has caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe coal will continue to be a component of future U.S. energy generation, and we intend to capture a significant share of any new-build, retrofit or expansion projects.

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

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR), which is designed to reduce sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. In December 2011, the United States Court of Appeals for the D.C. Circuit issued its ruling to stay the CSAPR pending judicial review. In December 2011, the EPA issued the final Mercury and Air Toxics Standards for power plants, which replaces the court-vacated Clean Air Mercury Rule.  As the first-ever national standard for mercury and other hazardous air pollutants from power plants, Mercury and Air Toxics Standards requires many power plants to install pollution-control technologies to reduce these emissions. In addition, the EPA has adopted regulatory initiatives controlling greenhouse gas emissions under existing provisions of the federal Clean Air Act including rules that require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources and the monitoring and reporting of greenhouse gases from specified industry segments. Owners or operators of regulated facilities that must restrict emissions of greenhouse gases will be required to reduce those emissions through the implementation of best-available control technologies that are determined by state or federal permitting authorities on a case-by-case basis.

We are working with owners of fossil-fueled power plants to evaluate the impact resulting from these regulations and to develop responsive compliance strategies. We anticipate increased opportunities for the installation of various air pollution-control technologies as these regulations are fully implemented.

Plant Services Segment

Our Plant Services segment is an industry leader, providing a full range of integrated asset life-cycle capabilities that complement our power and industrial EPC services. We provide clients with electric power refueling outage maintenance, turnaround maintenance, routine maintenance, offshore maintenance, modifications, capital construction, off-site modularization, fabrication, reliability engineering, plant engineering, plant support, and specialty services. We perform services to restore, rebuild, repair, renovate, and modify industrial facilities, as well as offer predictive and preventive maintenance. Our Plant Services segment operates at client work sites primarily in North America.

Nuclear Plant Maintenance and Modifications. Shaw is the leading provider of nuclear maintenance, providing systemwide maintenance and modification services to 44 of the 104 operating nuclear power reactors, including the country’s two largest fleets.  Those services include engineering, maintenance, and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates, and performance improvements.

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

Fossil Plant Maintenance and Modifications. In addition to nuclear plant maintenance, we provide or offer services to fossil generating facilities including coal and natural gas plants. Our nuclear maintenance expertise and construction planning and execution skills support the services we provide to fossil power clients. In the second quarter of fiscal year 2012, Shaw signed a new contract with Arizona Public Service (APS) Co. to provide maintenance and construction services to eight fossil power plants in Arizona and New Mexico. Shaw also provides maintenance, modifications, construction and radiological protection services to APS’ Palo Verde Nuclear Generating Station.

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

Program Management. We manage large federal, state, and local government programs, including capital improvement, emergency response and disaster recovery, and energy efficiency programs, as well as private-sector commercial programs. We provide planning, program management, operations management, and technical services for clients such as FEMA and for public and utility energy efficiency programs in states including Illinois, Louisiana, Missouri, Colorado, North Carolina, South Carolina, Ohio and Wisconsin. We staff projects with experienced professionals and provide clients with a single point of accountability. Our integrated business teams provide expertise and consistency throughout each program.

Design-Build. We use our proficiencies in engineering, design, procurement, operations, construction, and construction management for all design-build phases of large infrastructure projects. We are nearing completion of the $1.2 billion Inner Harbor Navigation Canal Surge Barrier project in New Orleans, Louisiana. Nearly two miles long, it is the largest design-build civil works project ever awarded by the U.S. Army Corps of Engineers (Corps) and part of a system designed to better protect the greater New Orleans area from the storm surge that often accompanies hurricanes and tropical storms. Although construction activities are still under way, the surge barrier’s major components are in place and capable of mitigating the risks associated with a 100-year-level storm. Also, Shaw AREVA MOX Services, LLC is under contract with the U.S. Department of Energy (DOE) to design, license, and construct the approximately $4.6 billion mixed oxide fuel fabrication facility in Aiken, South Carolina – a first-of-its-kind facility in the U.S. to process weapons-grade plutonium into fuel for nuclear power generating plants. Additionally, we provide a range of cost-effective green building solutions, including those that meet requirements for Leadership in Energy and Environmental Design (LEED) certified structures for the federal government, helping our clients achieve sustainability goals and save energy.

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

Emergency Response & Recovery. We provide emergency response, relief and recovery services for clients and communities around the world. Our specialized resources and equipment, including real-time professional staffing deployments and technological capabilities, enable quick response to adverse environmental, health, safety, and economic impacts resulting from natural disasters, industrial incidents or acts of terrorism. Following the massive earthquake and tsunami that struck Japan in 2011, we began working with Toshiba Corp. to provide engineering, design, consulting, environmental and remediation services at the Fukushima Daiichi nuclear power plant. In addition, we have responded to numerous emergencies, including hurricanes Katrina, Rita, Ike, and Gustav; the earthquake in Haiti; and the Deepwater Horizon oil spill in the Gulf of Mexico.

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

Facilities Management. We offer operations, engineering, design, maintenance, construction, consulting and technology-based solutions to help U.S. government clients maintain and operate large mission-critical facilities and functions. We provide services such as logistics and communications support, fuels management, grounds and equipment maintenance, asset management, repairs, and renovations at numerous military installations, including Forts Rucker, Benning, Richardson, Wainwright, and the Naval Submarine Base Kings Bay.

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

Consulting. This business provides independent commercial, financial and technical management advice to operating and financial companies, developers, utilities, and governments. For the short- to mid-term, global uncertainties and risk avoidance by investors likely will lead to slow growth prospects for industries served by our E&C segment. However, we anticipate some increased activity in oil and gas and processing areas, renewable energy supply and power transmission. Services associated with mergers and acquisitions due diligence for clients also are expected to rise.

Ethylene. The process to manufacture ethylene is one of Shaw’s core proprietary technologies. Produced by the cracking of hydrocarbon feedstocks, ethylene and its co-products − propylene, butenes, butadiene, and aromatics such as benzene, toluene and xylene − are key building blocks for other petrochemicals and polymers. We provide a range of project services to support this technology, from conceptual studies through detailed design and EPC. We have designed and/or built more than 120 grassroots units and a similar number of revamps/expansions, which provide a significant portion of the world’s ethylene supply. A key component of our ethylene technology is our advanced furnace technology, which is based on more than 40 years of research, design and operating experience. Since 1996, Shaw has licensed more than 180 furnaces. All were installed in grassroots or revamp projects that, together, produce more than 17 million metric tons of ethylene per year.

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

Petrochemicals. We are a leading provider of proprietary technology, engineering, procurement, construction, commissioning, startup, operations and maintenance services to petrochemical complexes worldwide. Our portfolio, which includes technologies with alliance partners, offers polyethylene and acrylonitrile butadiene styrene polymer. We also provide integration expertise and other services for manufacturing plants that make solar-grade polysilicon. Through our Badger Licensing LLC joint venture with ExxonMobil, we offer ethylbenzene, styrene monomer, cumene and bisphenol A. Badger’s latest addition to its technology portfolio is BenzOUT™, which reduces benzene in gasoline to meet current and future environmental regulations.

Although there has been significant production growth in commodity petrochemicals such as polyethylene and polypropylene during the past several years, mostly in the Middle East and China, the economic downturn has impacted demand and delayed plans for new facilities. As the economy recovers, we believe we will see growth in regions such as China, India and Latin America, where new, integrated complexes are being planned, and the Middle East and Asia, where plans are under way to expand production of commodity petrochemicals.

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

Pipe Fabrication. We fabricate fully integrated piping systems for heavy industrial clients around the world. We believe our expertise and proven capabilities in furnishing complete piping systems on a global scale has positioned us among the largest suppliers of fabricated piping systems for industrial facilities worldwide. Piping systems are normally on the critical path schedule for many heavy industrial plants. Large piping systems account for significant components within power generation, chemical, and other processing facilities.

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

We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico, and Venezuela, as well as through a joint venture in Bahrain and a newly constructed facility in Abu Dhabi, United Arab Emirates. Our South Carolina facility is certified to fabricate pipe for nuclear power plants and maintains nuclear pipe American Society of Mechanical Engineers certification.

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

Module Fabrication and Assembly. We operate a module fabrication and assembly facility in Lake Charles, Louisiana that is believed to be the first of its kind in the U.S. The facility builds modules for the construction of nuclear power plants. The facility uses our industry-leading technologies and our proprietary operations management systems. We have received orders for the first nuclear power plants awarded in the U.S. in more than 30 years, all of which will use AP1000 modular technology. The modules used in these nuclear power plants are being fabricated at the facility.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20 percent equity interest (Westinghouse Equity) in Westinghouse, held by Nuclear Energy Holdings (NEH), our wholly-owned special purpose subsidiary.  Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear power plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power plants. We believe Westinghouse products and services are being used in approximately half of the world’s operating nuclear power plants, including 60 percent of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.  In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two reactors under construction in South Carolina and two more under contract in Florida. Please see our disclosures under Note 6 – Investment in Westinghouse and Related Agreements, Note 7 — Equity Method Investments and Variable Interest Entities and Note 9 — Debt and Revolving Lines of Credit and Liquidity for additional information related to our Investment in Westinghouse segment and circumstances in which NEH’s Westinghouse Equity may be re-purchased by Toshiba.

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

The put options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $52.9 million at February 29, 2012. We may recognize a non-operating gain once the put options are settled resulting principally from foreign exchange movements. If we had exercised the Put Options at February 29, 2012, the gain would have been approximately $473.4 million pre-tax. The actual gain or loss will be determined at settlement.

If the put options had been exercised on February 29, 2012, the following Consolidated Balance Sheet accounts would have been reduced as follows:

Cash and cash equivalents	$92,428
Deferred income taxes	$245,958
Investment in Westinghouse	$975,411
Other accrued liabilities	$4,058
Japanese Yen-denominated bonds secured by Investment in Westinghouse	$1,602,834
Interest rate swap contract on Japanese-Yen denominated bonds	$19,498

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

Overview of Results and Outlook

Our financial results for the second quarter of fiscal year 2012 reflected continued strong operational performance for our Plant Services, E&I, and F&M operating segments. Our Power segment reflects mixed results with net increased field construction costs on two new build coal fired power projects and lower than expected revenues on the EPC contracts to design and construct four nuclear power reactors in the United States due to delays in the issuance of combined operating licenses (COL) to our clients by the Nuclear Regulatory Commission. The delays from the original anticipated forecast COL issuance dates extend certain projects’ completion schedules, increase forecast costs thereby increasing the amounts of unapproved change orders due from the clients, and reduce our revenues in the current quarter when calculated under the percentage of completion method which measures cost incurred to date to total forecast costs.  Our Power segment’s gross profit for the second quarter of fiscal year 2012 was approximately $8.3 million less than forecast due to these COL delays.  Additionally, our Power segment’s results reflect decreased activity as compared to the second quarter of fiscal year 2011, as several significant new build coal and gas-fired power projects are nearing completion.

On February 10, 2012, one of our domestic EPC contracts for two AP1000 nuclear power units in Georgia received its COL, which now allows increased amounts of construction activities such as the placement of safety-related rebar and pouring of concrete to commence. Our client for the two AP1000 units in South Carolina has indicated that they believe they will receive their COL during the third quarter of our fiscal year 2012.  In March 2012, subsequent to final regulatory approval, our client provided us full notice to proceed on a previously awarded EPC contract for a natural gas turbine plant

Our Plant Services segment experienced increased revenues and profits in the second quarter of 2012, as compared to the same period in the prior fiscal year. The segment benefited from an increased volume of work from refueling outages at U.S. nuclear power plants as well as a higher level of maintenance work provided to domestic industrial facilities.

Our E&I segment continued to perform well experiencing a slight increase in revenues while profits remained comparable with the same period in fiscal year 2011. E&I’s quarterly activity was driven primarily by our MOX project for the DOE in South Carolina.

Our E&C segment experienced reduced revenues as compared to the same period in the prior fiscal year resulting from decreased bookings in fiscal years 2010 and 2011. On a comparative basis, gross profits for the second quarter of the prior fiscal year were negatively impacted by $15.5 million of charges incurred in connection with a contract for the construction of an ethylene plant in Asia which is in a loss position  and is currently nearing completion. We continue to evaluate strategic alternatives for our E&C segment and have received offers from potential acquirers. We expect to decide on any divesture during the third quarter of fiscal 2012 but can provide no assurance whether a transaction with our E&C segment might be consummated or on what terms.

Our F&M segment experienced increased revenue and profits for the second quarter of fiscal year 2012, compared to the same period in the prior fiscal year as production continues to increase on work for the nuclear power plants our Power segment is executing in Georgia and South Carolina, and as general market conditions continue to improve.

The Westinghouse segment continued to impact our consolidated financial results by significant non-operating foreign exchange translation gains and losses on NEH’s JPY-denominated Westinghouse Bonds. The translation gains/losses occur when the JPY decreases/increases relative to the USD. During the quarter, the JPY decreased versus the USD resulting in a $51.5 million gain. The exchange rate of the JPY to the USD at February 29, 2012, was 80.5 as compared to 81.6 as of February 28, 2011.

Bookings of new orders during the quarter as reflected in backlog was $1.2 billion.

We used operating cash flow during the quarter as expected, as favorable working capital positions on several projects in our Power and E&C segments began to reverse in the latter phases of the projects’ life cycles.

Consolidated Results of Operations

The information below is an analysis of our consolidated results for the three and six months ended February 29, 2012, and February 28, 2011. See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

Three Months Ended	2012	2011	$ Change	% Change
(dollars in millions)
Revenues	$1,474.7	$1,424.8	$49.9	3.5%
Gross profit	108.6	116.0	(7.4)	(6.4)
Selling, general and administrative expenses	61.9	73.1	(11.2)	(15.3)
Interest expense	11.6	11.6	—	—
Provision (benefit) for income taxes	33.4	(1.0)	34.4	3,440.0
Earnings from unconsolidated entities, net of taxes	(1.1)	3.8	(4.9)	(128.9)
Net income (loss)	53.6	2.2	51.4	2,336.4

Six Months Ended	2012	2011	$ Change	% Change
(dollars in millions)
Revenues	$2,992.3	$2,968.1	$24.2	0.8%
Gross profit	228.6	177.6	51.0	28.7
Selling, general and administrative expenses	131.3	144.0	(12.7)	(8.8)
Interest expense	23.6	23.4	0.2	0.9
Provision (benefit) for income taxes	58.4	(12.7)	71.1	559.8
Earnings from unconsolidated entities, net of taxes	5.9	6.6	(0.7)	(10.6)
Net income (loss)	104.0	(13.0)	117.0	900.0

Consolidated revenues increased $49.9 million, or 3.5%, to $1,474.7 million for the three months ended February 29, 2012, from $1,424.8 million in the same period in the prior fiscal year. This increase was due primarily to increased volumes in our Plant Services, E&I and F&M segments partially offset by reduced volumes in our Power and E&C segments. Revenues for the six months ended February 29, 2012 increased $24.2 million, or 0.8%, to $2,992.3 million from $2,968.1 million in the same period of the prior fiscal year.

Consolidated gross profit decreased $7.4 million, or 6.4%, to $108.6 million for the three months ended February 29, 2012, from $116.0 million in the same period in the prior fiscal year. This decrease was due primarily to a reduction in gross profit in our Power segment partially offset by increased gross profit in our Plant Services, E&C and F&M segments. The second quarter of fiscal year 2011 benefited from a favorable arbitration award in Taiwan that resulted in an increase in gross profit of $19.8 million for that period. For the six month period, gross profit increased $51.0 million, or 28.7% to $228.6 million from $177.6 million in the same period of the prior fiscal year as our E&C and F&M segments’ gross profit increased significantly from the prior fiscal year. The six month period in the prior fiscal year was negatively impacted by an adverse jury verdict in the first quarter that resulted in a reduction in gross profit of $63.4 million, partially offset by a $19.8 favorable arbitration award in Taiwan in the second quarter.

Consolidated selling, general and administrative expenses (S,G &A) decreased $11.2 million, or 15.3%, to $61.9 million for the three months ended February 29, 2012, from $73.1 million in the same period in the prior fiscal year. The reduction was due to a general reduction in overhead costs such as reduced salaries and taxes, charitable contributions, travel and legal and professional fees. For the six month period, S,G&A decreased $12.7 million, or 8.8%, to $131.3 million from $144.0 million in the prior year due primarily to reductions in salaries and related benefits, travel and legal and professional fees.

Our consolidated effective tax rate, based on income (loss) before income taxes and earnings (losses) from unconsolidated entities, was a provision of 38% and 37% for the three and six months ended February 29, 2012 as compared to a benefit of 39% for the corresponding periods of 2011. The difference in the effective tax rates between the 2012 and 2011periods was due primarily to lower forecasted non-deductible expenses for fiscal year 2012 as compared to fiscal year 2011. We expect the fiscal year 2012 annual effective tax rate, excluding discrete items, applicable to forecasted income before income taxes and earnings (losses) from unconsolidated entities to be approximately 36%, reflecting higher income attributable to noncontrolling interests in the third and fourth quarters.

Earnings (losses) from unconsolidated entities, net of taxes, decreased $4.9 million, to a loss of $1.1 million for the three months ended February 29, 2012, compared to earnings of $3.8 million in the same period in fiscal year 2011. This decrease was due primarily to our equity in the decreased earnings of Westinghouse as compared to the same period in the prior fiscal year.

Consolidated net income increased $51.4 million to $53.6 million for the three months ended February 29, 2012, compared to $2.2 million in the prior fiscal year primarily to the factors discussed above as well as a positive impact of $51.5 million pre-tax foreign exchange translation gain on the JPY-denominated bonds related to our Investment in Westinghouse for the current quarter compared to a pre-tax foreign exchange translation loss of $46.9 million in the prior quarter period.

Segment Results of Operations

The following comments and tables compare selected summary financial information related to our segments for the three and six months ended February 29, 2012, and February 28, 2011 (in millions):

Three Months Ended	2012	2011	$ Change	% Change
Revenues:
Power	$450.7	$558.3	$(107.6)	(19.3)%
Plant Services	323.7	200.0	123.7	61.8
E&I	412.6	390.2	22.4	5.7
E&C	141.1	160.2	(19.1)	(11.9)
F&M	146.6	116.1	30.5	26.3
Corporate	—	—	—	NM
Total revenues	$1,474.7	$1,424.8	$49.9	3.5%

Gross profit:
Power	$8.1	$56.7	$(48.6)	(85.7)%
Plant Services	21.1	15.9	5.2	32.7
E&I	32.9	35.9	(3.0)	(8.4)
E&C	12.4	(13.2)	25.6	193.9
F&M	33.7	19.5	14.2	72.8
Corporate	0.4	1.2	(0.8)	(66.7)
Total gross profit	$108.6	$116.0	$(7.4)	(6.4)%

Gross profit percentage:
Power	1.8%	10.2%
Plant Services	6.5	8.0
E&I	8.0	9.2
E&C	8.8	(8.2)
F&M	23.0	16.8
Corporate	NM	NM
Total gross profit percentage	7.4%	8.1%

Selling, general and administrative expenses:
Power	$7.7	$11.0	$(3.3)	(30.0)%
Plant Services	2.8	2.8	—	—
E&I	16.7	18.8	(2.1)	(11.2)
E&C	9.4	11.3	(1.9)	(16.8)
F&M	8.7	8.3	0.4	4.8
Investment in Westinghouse	—	0.9	(0.9)	(100.0)
Corporate	16.6	20.0	(3.4)	(17.0)
Total selling, general and administrative expenses	$61.9	$73.1	$(11.2)	(15.3)%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$0.9	$49.8	$(48.9)	(98.2)%
Plant Services	18.3	13.2	5.1	38.6
E&I	17.4	17.6	(0.2)	(1.1)
E&C	2.3	(18.9)	21.2	112.2
F&M	24.5	11.3	13.2	116.8
Investment in Westinghouse	41.2	(58.2)	99.4	170.8
Corporate	(16.5)	(17.3)	0.8	4.6
Total income (loss) before income taxes and earnings from unconsolidated entities	$88.1	$(2.5)	$90.6	3,624.0%
____________
NM — Not Meaningful.

Six Months Ended	2012	2011	$ Change	% Change
Revenues:
Power	$945.4	$1,063.3	$(117.9)	(11.1)%
Plant Services	618.8	457.8	161.0	35.2
E&I	872.0	908.7	(36.7)	(4.0)
E&C	304.2	338.6	(34.4)	(10.2)
F&M	251.9	199.7	52.2	26.1
Corporate	—	—	—	NM
Total revenues	$2,992.3	$2,968.1	$24.2	0.8%

Gross profit:
Power	$35.1	$27.1	$8.0	29.5%
Plant Services	44.1	39.2	4.9	12.5
E&I	70.6	84.3	(13.7)	(16.3)
E&C	27.7	(6.8)	34.5	507.4
F&M	50.2	31.6	18.6	58.9
Corporate	0.9	2.2	(1.3)	(59.1)
Total gross profit	$228.6	$177.6	$51.0	28.7%

Gross profit percentage:
Power	3.7%	2.5%
Plant Services	7.1	8.6
E&I	8.1	9.3
E&C	9.1	(2.0)
F&M	19.9	15.8
Corporate	NM	NM
Total gross profit percentage	7.6%	6.0%

Selling, general and administrative expenses:
Power	$17.4	$22.6	$(5.2)	(23.0)%
Plant Services	5.4	5.0	0.4	8.0
E&I	35.1	37.0	(1.9)	(5.1)
E&C	21.5	24.0	(2.5)	(10.4)
F&M	17.9	16.0	1.9	11.9
Investment in Westinghouse	0.1	0.9	(0.8)	(88.9)
Corporate	33.9	38.5	(4.6)	(11.9)
Total selling, general and administrative expenses	$131.3	$144.0	$(12.7)	(8.8)%

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$18.5	$8.6	$9.9	115.1%
Plant Services	38.8	34.4	4.4	12.8
E&I	37.0	48.4	(11.4)	(23.6)
E&C	6.9	(24.1)	31.0	128.6
F&M	33.0	15.5	17.5	112.9
Investment in Westinghouse	55.8	(81.1)	136.9	168.8
Corporate	(33.5)	(34.1)	0.6	1.8
Total income (loss) before income taxes and earnings from unconsolidated entities	$156.5	$(32.4)	$188.9	583.0%

NM — Not Meaningful.

The following table presents our revenues by geographic region generally based on the site location of the project for the three and six months ended February 29, 2012, and February 28, 2011 (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,272.0	86%	$1,183.0	83%	$2,569.1	86%	$2,491.3	84%
Asia/Pacific Rim countries	114.8	8	164.2	12	244.4	8	332.9	11
Middle East	39.2	3	33.0	2	89.6	3	58.7	2
United Kingdom and other European countries	17.4	1	29.5	2	29.7	1	57.6	2
South America and Mexico	22.6	2	12.0	1	45.2	2	16.7	1
Canada	5.5	—	1.9	—	9.7	—	5.1	—
Other	3.2	—	1.2	—	4.6	—	5.8	—
Total revenues	$1,474.7	100%	$1,424.8	100%	$2,992.3	100%	$2,968.1	100%

Business Segment Analysis

Power Segment

Our Power segment continued executing major electric power generation projects across the globe. The mix of projects being executed varies over time and follows market conditions. Work continues on three EPC coal fired power plants in the U.S. and three gas-fired power plants, but activity on two contracts for four domestic AP1000 nuclear units continues to increase and is expected to generate approximately 15 to 20 percent of our consolidated revenues for fiscal year 2012. The margins on these AP1000 projects are expected to exceed those of the coal- and gas-fired power projects recently completed. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. We expect to continue to see reduced activity for future new build domestic coal-fired power plants as the market interest in these type projects has significantly declined. We believe there are significant opportunities for gas-fired power plants and AQC related projects, but the timing of the AQC projects is dependent on the compliance timeframe for the recently finalized air emission regulations in the U.S.

Revenues (2nd Quarter)

Revenues decreased $107.6 million, or 19.3%, to $450.7 million for the three months ended February 29, 2012, from $558.3 million in the same period in the prior fiscal year. This decrease was primarily due to $102.9 decrease on new build coal-fired power plants due to lower volumes and cost increases, and a $18.8 million decrease on new build gas-fired plants from lower volume as these projects near completion in the current fiscal year. Also, the completion of coal-fired plants, AQC and other projects contributed a decrease of $25.1 million. These decreases were partially offset by volume increases of approximately $72.0 million on domestic AP1000 nuclear reactor projects and nuclear uprate projects. Additionally, a favorable arbitration award in Taiwan in the second quarter of fiscal year 2011 resulted in an increase in revenue of $24.8 million in that period.

Gross profit (loss) and gross profit percentage (2nd Quarter)

Gross profit decreased $48.6 million, or 85.7%, to $8.1 million for the three months ended February 29, 2012, from $56.7 million in the same period in the prior fiscal year. Gross profit percentage decreased to 1.8% for the three months ended February 29, 2012, compared to 10.2% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage reflects mixed results, with a net impact of increased construction costs of approximately $19.6 million on two new build coal-fired power projects.  The increased construction costs resulted from higher estimated labor costs as a result of customer driven delays and additional cost estimates for completion and commissioning activities.  Both projects are expected to be completed during calendar year 2012 and one of the projects is in a loss position. This decrease was partially offset by increases in gross profit for the period on our domestic AP1000 nuclear reactor projects in comparison to prior year activity.  The increases in gross profit on the domestic AP1000 nuclear reactor projects were less than forecast due to delays in our clients receiving COLs.  Additionally, the segment’s results reflect decreased activity as compared to the second quarter in fiscal year 2011 as several significant new build fossil-fired power projects are nearing completion, as well as a favorable arbitration award in Taiwan in the second quarter of fiscal year 2011, which resulted in an increase in gross profit of $19.8 million for that period.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended February 29, 2012, decreased $48.9 million, or 98.2%, to $0.9 million from income of $49.8 million in the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit described above, partially offset by a $3.3 million reduction of selling, general and administrative expenses.  The reduction in selling, general and administrative expenses was primarily driven by a $2.0 million reduction in incentive compensation accruals resulting from the increases in construction costs described above.

Revenues (Year to Date)

Revenues decreased $117.9 million, or 11.1%, to $945.4 million for the six months ended February 29, 2012, from $1,063.3 million in the same period in the prior fiscal year. This decrease was primarily due lower volumes and costs increases on new build coal-fired power plants of $170.5 million, and lower volume on new-build coal-fired power plants of $30.8 million as these projects near completion in the current fiscal year. Also, the completion of coal-fired plants, AQC and other projects contributed a decrease of $53.6 million. These decreases were offset by volume increases of approximately $110.0 million on domestic AP1000 nuclear reactor projects and nuclear uprate projects. Additionally, an adverse jury verdict and a favorable arbitration award in the half of fiscal year 2011 resulted in a net reduction in revenue of $36.7 million in that period. We expect revenues from domestic coal-fired power plants will continue to decline in the future and will be replaced by the nuclear, gas and AQC.

Gross profit (loss) and gross profit percentage (Year to Date)

Gross profit increased $8.0 million, or 29.5%, to $35.1 million for the six months ended February 29, 2012, from $27.1 million in the same period in the prior fiscal year. The segment’s gross profit percentage increased to 3.7% for the six months ended February 29, 2012, compared to 2.5% in the same period in the prior fiscal year. The increase in gross profit and gross profit percentage reflects mixed results, with a net impact of increased construction costs of approximately $19.6 million on two new build coal-fired power projects.  The increased construction costs resulted from higher estimated labor costs as a result of customer driven delays and additional cost estimates for completion and commissioning activities.  This decrease was partially offset by increases in gross profit for the period on our domestic AP1000 nuclear reactor projects in comparison to prior year activity.  The increases in gross profit on the domestic AP1000 nuclear reactor projects were less than forecast due to delays in our clients receiving COLs.  Additionally, the segment’s results reflect decreased activity as compared to fiscal year 2011 as several significant new build coal-fired power projects are nearing completion., as well as an adverse jury verdict and a favorable arbitration award in the first half of fiscal year 2011, which resulted in a net reduction in gross profit of $43.6 million in that period.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the six months ended February 29, 2012, increased $9.9 million, or 115.1%, to $18.5 million from $8.6 million in the same period in the prior fiscal year. This increase was primarily attributable to the increase in gross profit described above, partially offset by a $5.2 million reduction of selling, general and administrative expenses.  The reduction in selling, general and administrative expenses was primarily driven by a $2.0 million reduction in incentive compensation accruals resulting from the increases in construction costs described above.

Plant Services Segment

Our Plant Services segment continues to execute maintenance work primarily during scheduled outages at nuclear power plants and to a lesser extent at industrial facilities. This segment continues to perform at what we believe is an industry leading level and as a result has been able to win work from new clients for additional nuclear power plant maintenance and outage work as well as fossil power plant maintenance. The maintenance and outage work is normally structured under alliance type agreements that tend to cover periods of three to five years.

Revenues (2nd Quarter)

Revenues increased $123.7 million, or 61.8%, to $323.7 million for the three months ended February 29, 2012, from $200.0 million in the same period in the prior fiscal year. The second quarter of each fiscal year normally has fewer number of power plant outages than the first and third quarters, but during 2012 revenues increased from the prior year’s quarter due primarily to an increase in the number of nuclear refueling outages. In the second quarter of fiscal 2012 the segment performed maintenance work during 7 plant outages as compared to 3 plant outages in the second quarter of fiscal year 2011. The increased number of outages in the second quarter of 2012 was more reflective of timing issues at the respective plants rather than a market shift. However, the Plant Services segment continues to win work from new clients and now is a contractor on 44 out of 104 nuclear power reactors operating in the United States.  In addition, the revenue increased to a lesser extent due to ongoing uprate construction projects at one nuclear site and a higher volume of work related to industrial maintenance projects, including steel plants and oil refineries.

Gross profit and gross profit percentage (2nd Quarter)

Gross profit increased $5.2 million, or 32.7%, to $21.1 million for the three months ended February 29, 2012, from $15.9 million in the same period in the prior fiscal year. Gross profit percentage decreased to 6.5% for the three months ended February 29, 2012, from 8.0% in the same period in the prior fiscal year. The increase in gross profit was due to the mix of clients serviced in our nuclear plant outage work as margins differ among clients as well as certain incentive fees attained on the 2011 calendar year scorecards for nuclear maintenance work completed.  The decrease in gross profit percentage was due to an increase in insurance reserves as well as a reserve taken on a project completed in late calendar year 2011 of $1.1 million.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $5.1 million, or 38.6%, to $18.3 million for the three months ended February 29, 2012, from $13.2 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above.

Revenues (Year to Date)

Revenues increased $161.0 million, or 35.2%, to $618.8 million for the six months ended February 29, 2012, from $457.8 million in the same period in the prior fiscal year. This increase was due primarily to an increase in the number of nuclear refueling outages in which the segment performed maintenance work as we supported 16 plant outages in the first six months of fiscal year 2012 as compared to 10 plant outages in the first half of fiscal year 2011.  In addition, the revenue increased to a lesser extent due to ongoing uprate construction projects at one nuclear site and a higher volume of work related to industrial maintenance projects, including steel plants and oil refineries.

Gross profit and gross profit percentage (Year to Date)

Gross profit increased $4.9 million, or 12.5%, to $44.1 million for the six months ended February 29, 2012, from $39.2 million in the same period in the prior fiscal year. Gross profit percentage decreased to 7.1% for the six months ended February 29, 2012, from 8.6% in the same period in the prior fiscal year. The increase in gross profit was due to the mix of clients serviced in our nuclear plant outage work as margins differ among clients as well as certain incentive fees attained in the second quarter of fiscal year 2012 for nuclear maintenance work completed in the 2011 calendar year.  The decrease in gross profit percentage was due to an increase in insurance reserves recorded in both the first and second quarters of fiscal year 2012 as well as a reserve taken on a project completed in late calendar year 2011 of $1.1 million.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $4.4 million, or 12.8%, to $38.8 million for the six months ended February 29, 2012, from $34.4 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above.

E&I Segment

Our E&I segment continues to execute contracts primarily for the U.S. government and its agencies. The second quarter of our fiscal year tends to generate reduced volume of business for the E&I segment as environmental remediation and construction activities are impacted by seasonality and generally slow in the winter months. The MOX project for the DOE in South Carolina continues to drive the quarterly financial results for this segment. However our federal business has been impacted by delays on some of our projects for the U.S. government. We expect the MOX project to continue until 2016 and, with additional options, possibly beyond.

Revenues (2nd Quarter)

E&I’s revenues increased $22.4 million, or 5.7%, to $412.6 million for the three months ended February 29, 2012, from $390.2 million for the same period in the prior fiscal year. This increase in revenues was due primarily to increased activity on our MOX project for the DOE in South Carolina partially offset by our coastal protection project for the State of Louisiana that occurred in the prior year and was not repeated this year.

Gross profit and gross profit percentage (2nd Quarter)

E&I’s gross profit decreased $3.0 million, or 8.4%, to $32.9 million for the three months ended February 29, 2012, from $35.9 million for the same period in the prior fiscal year. Gross profit percentage decreased to 8.0% for the three months ended February 29, 2012, from 9.2% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was impacted by higher volume on our MOX project for the DOE where we earn lower gross profit percentage compared to the balance of the E&I portfolio and to a larger extent the prior year impact from fees earned on one of our program management contracts for the State of Louisiana and the completion of our coastal protection project and related oil spill response efforts.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $0.2 million, or 1.1%, to $17.4 million for the three months ended February 29, 2012, from $17.6 million in the same period in the prior fiscal year primarily due to the decreases in gross profit described above, offset by lower general and administrative expenses and higher other income.

Revenues (Year to Date)

E&I’s revenues decreased $36.7 million, or 4.0%, to $872.0 million for the six months ended February 29, 2012, from $908.7 million for the same period in the prior fiscal year. This decrease in revenues was due primarily to the completion of our coastal protection project for the State of Louisiana that occurred in the prior year and decreased activity on our hurricane protection project with the USACE in southeast Louisiana.  The decrease was partially offset by increased activity on our MOX project for the DOE in South Carolina and remediation activities relating to the Fukushima, Japan nuclear reactors.

Gross profit and gross profit percentage (Year to Date)

E&I’s gross profit decreased $13.7 million, or 16.3%, to $70.6 million for the six months ended February 29, 2012, from $84.3 million for the same period in the prior fiscal year. Gross profit percentage decreased to 8.1% for the six months ended February 29, 2012, from 9.3% in the same period in the prior fiscal year. The decrease in gross profit was due primarily to the completion in the prior year of our coastal protection project for the State of Louisiana.  The decrease in gross profit percentage was due to increased activity from our MOX project for the DOE where we earn lower gross profit percentage compared to the balance of the E&I portfolio.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $11.4 million, or 23.6%, to $37.0 million for the six months ended February 29, 2012, from $48.4 million in the same period in the prior fiscal year primarily due to the decreases in gross profit described above.

E&C Segment

Our E&C segment experienced reduced revenues as compared to the same period in the prior fiscal year resulting from decreased revenues at a major project in Asia as the project nears completion. We continue to evaluate strategic alternatives for our E&C segment and have received offers from potential acquirers. We expect to decide during the third quarter of our fiscal 2012 whether to divest the majority of this segment but we can provide no assurance whether a transaction with our E&C segment might be consummated or on what terms.

Revenues (2nd Quarter)

E&C’s revenues decreased $19.1 million, or 11.9%, to $141.1 million for the three months ended February 29, 2012, from $160.2 million for the same period in the prior fiscal year. The decrease in revenue was primarily due to decreased volumes on a major project in Asia as well as a reduction of approximately $9.7 million in client furnished and pass through revenue for which we recognized no gross profit or loss.

Gross profit and gross profit percentage (2nd Quarter)

Gross profit increased $25.6 million, or 193.9%, to $12.4 million for the three months ended February 29, 2012, from $(13.2) million in the same period in the prior fiscal year. Gross profit percentage increased to 8.8% for the three months ended February 29, 2012, from (8.2)% in the same period in the prior fiscal year. On a comparative basis, the increase in gross profit and gross profit percentage as compared to the prior year’s quarter was primarily due to the increased cost, foreign exchange loss and the corresponding reduction in the estimated percentage of completion incurred in fiscal year 2011 on an international project of $15.5 million. There were no significant changes to the loss on this project during the second quarter of fiscal 2012.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $21.2 million, or 112.2%, to $2.3 million for the three months ended February 29, 2012, from $(18.9) million in the same period in the prior fiscal year, primarily as a result of the increase in gross profit and gross profit percentage described above.

 Revenues (Year to Date)

E&C’s revenues decreased $34.4 million, or 10.2%, to $304.2 million for the six months ended February 29, 2012, from $338.6 million for the same period in the prior fiscal year. The decrease in revenue was primarily due to decreased volumes on a major project in Asia as well as a reduction of approximately $16.8 million in client furnished and pass through revenue for which we recognized no gross profit or loss.

Gross profit and gross profit percentage (Year to Date)

Gross profit increased $34.5 million, or 507.4%, to $27.7 million for the six months ended February 29, 2012, from $(6.8) million in the same period in the prior fiscal year. Gross profit percentage increased to 9.1% for the six months ended February 29, 2012, from (2.0)% in the same period in the prior fiscal year.  On a comparative basis, the increase in gross profit and gross profit percentage as compared to the prior year was primarily due to the increased cost, foreign exchange loss and the corresponding reduction in the estimated percentage of completion incurred in fiscal year 2011 on an international project of $15.5 million.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $31.0 million, or 128.6%, to $6.9 million for the six months ended February 29, 2012, from $(24.1) million in the same period in the prior fiscal year, primarily as a result of the increase in gross profit and gross profit percentage described above.

F&M Segment

Our F&M segment experienced an increase in volume of work and corresponding profits for the first half of fiscal year 2012 as work commenced on the AP1000 nuclear power work subcontracted from our Power segment. Production also commenced at our new pipe fabrication joint venture facility in the UAE during the first quarter of fiscal year 2012 and is expected to ramp up during 2012. Additionally, we expect a new pipe fabrication joint venture in Brazil to commence in the third quarter of fiscal year 2012. The new facilities evidence opportunities in growing international markets for pipe and steel fabrication in shops versus traditional field construction fabrication as plant fabrication offers the advantages of consistent quality, permanent local employment, and depending on the location, reduced costs and security concerns when compared to field construction fabrication.

Revenues (2nd Quarter)

Revenues increased $30.5 million, or 26.3%, to $146.6 million for the three months ended February 29, 2012, from $116.1 million in the same period in the prior fiscal year. This increase was due primarily to execution of our AP1000 work for our Power segment and is expected to continue increasing throughout fiscal 2012.

Gross Profit and Gross Profit Percentage (2nd Quarter)

Gross profit increased $14.2 million, or 72.8%, to $33.7 million for the three months ended February 29, 2012, from $19.5 million in the same period in the prior fiscal year. Gross profit percentage increased to 23.0% for the three months ended February 29, 2012, from 16.8% in the same period in the prior fiscal year. The increases in gross profit and gross profit percentage were primarily due to work associated with our AP1000 projects in our Power segment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (2nd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $13.2 million, or 116.8%, to $24.5 million for the three months ended February 29, 2012, from $11.3 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

Revenues (Year to Date)

Revenues increased $52.2 million, or 26.1%, to $251.9 million for the six months ended February 29, 2012, from $199.7 million in the same period in the prior fiscal year. This increase was due primarily to execution of our AP1000 work for our Power segment and is expected to continue increasing throughout fiscal 2012.

Gross Profit and Gross Profit Percentage (Year to Date)

Gross profit increased $18.6 million, or 58.9%, to $50.2 million for the six months ended February 29, 2012, from $31.6 million in the same period in the prior fiscal year. Gross profit percentage increased to 19.9% for the six months ended February 29, 2012, from 15.8% in the same period in the prior fiscal year. The increases in gross profit and gross profit percentage were primarily due to work associated with our AP1000 projects in our Power segment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $17.5 million, or 112.9%, to $33.0 million for the six months ended February 29, 2012, from $15.5 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

Investment in Westinghouse Segment

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record NEH’s Westinghouse Equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and six months ended December 31, 2011, are reflected in our results of operations for the three and six months ended February 29, 2012.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three and six months ended February 29, 2012, was $41.2 million and $55.8 million, respectively, compared to $(58.2) million and $(81.1) million, respectively, for the three and six months ended February 28, 2011. Our results for the three and six months ended February 29, 2012, and February 28, 2011, included the following (in millions):

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(10.3)	$(10.4)	$(20.7)	$(20.9)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	51.5	(46.9)	76.6	(59.3)
General and administrative expenses	—	(0.9)	(0.1)	(0.9)
Income (loss) before income taxes and earnings from unconsolidated subsidiaries	$41.2	$(58.2)	$55.8	$(81.1)

Additionally, our net income (loss) for the three and six months ended February 29, 2012, includes net income (loss) from NEH’s Westinghouse Equity interest of $(3.6) million and $1.7 million, respectively, compared to net income of $1.8 million and $4.3 million, respectively, for the three and six months ended February 28, 2011.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on the JPY interest payments on the Westinghouse Bonds. For additional information about circumstances under which NEH may be required to sell its Westinghouse Equity to Toshiba and repay the Westinghouse Bonds, please see our disclosure under “Liquidity” below as well as in Notes 7 – Equity Method Investments and Variable Interest Entities and 9 – Debt and Revolving Lines of Credit in the accompanying financial statements.

Corporate Segment

Selling, General and Administrative Expenses (2nd Quarter)

     Corporate G&A decreased $3.4 million, or 17.0%, to $16.6 million for the three months ended February 29, 2012, from $20.0 million in the same period in the prior fiscal year. This decrease was primarily due to a general reduction in overhead costs such as lower compensation costs, charitable contributions, professional fees and costs associated with our corporate aircraft partially offset by higher costs associated with long-term incentive awards.

Selling, General and Administrative Expenses (Year to Date)

     Corporate G&A decreased $4.6 million, or 11.9%, to $33.9 million for the six months ended February 29, 2012, from $38.5 million in the same period in the prior fiscal year. This decrease was primarily due to lower compensation and executive relocation costs, charitable contributions, travel expenses and costs associated with our corporate aircraft partially offset by higher costs associated with long-term incentive awards.

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

A reconciliation of EBITDA to income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three and six months ended February 29, 2012, and February 28, 2011, is shown below (in millions):

	Three Months Ended February 29, 2012
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$88.1	$0.9	$18.3	$17.4	$2.3	$24.5	$41.2	$(16.5)
Interest expense	11.6	—	—	—	—	(0.4)	10.3	1.7
Depreciation and amortization	18.5	6.9	0.5	3.4	2.5	4.7	—	0.5
Earnings (losses) from unconsolidated entities	(1.7)	—	—	0.5	3.6	—	(5.8)	—
Income attributable to noncontrolling interests	(1.1)	—	—	(0.8)	—	(0.3)	—	—
EBITDA	$115.4	$7.8	$18.8	$20.5	$8.4	$28.5	$45.7	$(14.3)

	Three Months Ended February 28, 2011
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(2.5)	$49.8	$13.2	$17.6	$(18.9)	$11.3	$(58.2)	$(17.3)
Interest expense	11.6	(0.1)	—	—	—	—	10.4	1.3
Depreciation and amortization	19.0	7.6	0.4	3.5	2.5	4.4	—	0.6
Earnings (losses) from unconsolidated entities	6.1	0.4	—	0.2	2.5	—	3.0	—
Income attributable to noncontrolling interests	(1.0)	—	—	(1.2)	—	0.2	—	—
EBITDA	$33.2	$57.7	$13.6	$20.1	$(13.9)	$15.9	$(44.8)	$(15.4)

	Six Months Ended February 29, 2012
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$156.5	$18.5	$38.8	$37.0	$6.9	$33.0	$55.8	$(33.5)
Interest expense	23.7	0.1	—	—	—	0.1	20.7	2.8
Depreciation and amortization	37.0	13.8	0.9	6.9	5.0	9.3	—	1.1
Earnings (losses) from unconsolidated entities	9.6	__	—	0.9	5.9	—	2.8	—
Income attributable to noncontrolling interests	(2.3)	—	—	(2.6)	—	0.3	—	—
EBITDA	$224.5	$32.4	$39.7	$42.2	$17.8	$42.7	$79.3	$(29.6)

	Six Months Ended February 28, 2011
	Consolidated	Power	Plant Services	E&I	E&C	F&M	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(32.4)	$8.6	$34.4	$48.4	$(24.1)	$15.5	$(81.1)	$(34.1)
Interest expense	23.5	0.2	—	—	—	—	20.9	2.4
Depreciation and amortization	36.6	13.9	0.9	6.7	5.1	8.7	—	1.3
Earnings (losses) from unconsolidated entities	10.7	0.6	—	0.7	2.4	—	7.0	—
Income attributable to noncontrolling interests	(1.8)	—	—	(2.7)	—	0.9	—	—
EBITDA	$36.6	$23.3	$35.3	$53.1	$(16.6)	$25.1	$(53.2)	$(30.4)

Liquidity and Capital Resources

Liquidity

At February 29, 2012, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $877.3 million (a decrease of $339.8 million, or 27.9%, from $ 1,217.1 million at August 31, 2011).  In addition to our cash and cash equivalents, the amount available under our Facility for revolving credit at February 29, 2012, was $240.1 million, which is equal to the lesser of: (i) $1,220.3 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($98.0 million) less outstanding financial letters of credit ($131.7 million); (ii) $1,118.3 million representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($131.7 million); or (iii) $240.1 million, representing the maximum additional borrowings allowed under the leverage ratio covenant contained in the Facility.  See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of our Facility’s financial covenants.

At February 29, 2012, we had voluntarily pledged approximately $134.7 million of our cash as collateral for performance letters of credit issued outside of our Facility and pledged $13.8 million of our cash as collateral for financial letters of credit as the bank fees avoided exceed the corresponding lost investment income. If we wish to access this pledged cash, we would need to provide new letters of credit from our Facility, which would reduce the calculations of revolving credit availability as determined in calculations (i) and (ii) above. Since the Facility leverage ratio already considers all financial letters of credit as part of leverage, our borrowing availability under the leverage ratio would not change. In addition, we have pledged approximately $38.7 million to secure contingent insurance obligations in lieu of letters of credit. If we wanted to access this pledged cash, we would need to provide financial letters of credit which would reduce the above calculations of revolving credit availability, including our borrowing availability under the leverage ratio, by the same $38.7 million.

The actual amount available to us under the Facility for borrowing or the issuance of financial letters of credit is restricted by covenants within the Facility, the most restrictive being the maximum leverage ratio which is 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Facility.

At February 29, 2012, our working capital was $(171.7) million compared to $(106.4) million at August 31, 2011. Our negative working capital was due to the inclusion in current liabilities of the Westinghouse Bonds (which mature March 15, 2013) and the JPY interest rate swap. As disclosed previously, we were required to reclassify our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap and the associated deferred tax asset from long-term to current as a result of a Toshiba Event that occurred in May 2009. As discussed more fully elsewhere in this Form 10-Q, the Westinghouse Bonds are revalued at each balance sheet date to the current JPY/USD exchange rate while the Put Options included in our Investment in Westinghouse are not. The impact on working capital associated with our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap, and deferred taxes, which are impacted by the cumulative foreign exchange loss on the Westinghouse Bonds, was $(419.0) million and $(434.7) million at February 29, 2012, and August 31, 2011, respectively.

Cash Flow

	Six Months Ended
	2012	2011
Cash flows provided by (used in) operating activities	$(150.4)	$(141.3)
Cash flows provided by (used in) investing activities	$169.6	$(67.7)
Cash flows provided by (used in) financing activities	$(151.9)	$(40.9)

Operating activities :   We used $150.4 million in operating activities during the first six months of fiscal year 2012 due primarily to the reversal of favorable working capital positions on projects being executed in our Power and E&C segments as well as cash used to fund the interest on our Westinghouse Bonds. Partially offsetting those uses of cash was cash provided by our E&I and F&M segments, as well as $9.6 million in dividends received from our Investment in Westinghouse. During the first six months of fiscal year 2011, the primary cash uses were concentrated in our Power, E&C and Corporate segments. The use of cash was due primarily to the reversal of favorable working capital positions on projects being executed in those segments, partially offset by earnings in our E&I, F&M and Plant Services segments.

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

Our AR and CIE were 33.5% and 30.9% of current assets at February 29, 2012, and August 31, 2011, respectively.  At February 29, 2012, approximately 44.7% of our CIE reflects costs from contracts being executed for the U.S. government, which we expect to invoice and collect in the normal course of business.  See Note 5 – Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 16 –Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements for additional information with respect to these working capital items.

 Our cash position has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we continue to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal years 2010 and 2011 and will continue to be utilized in fiscal year 2012. This strategy is intended to provide price and schedule certainty but requires that we expend some of our cash earlier than originally estimated under the contracts. For the first six months of fiscal 2012, we expended approximately $3.3 million under our early procurement program and are currently evaluating early procurement opportunities up to $16.7 million for the remainder of the fiscal year. During the years ended August 31, 2011, and 2010, respectively, we expended approximately $7.9 million and $30.9 million under the early procurement program. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful.

 Investing activities:   Cash provided by investing activities was $169.6 million for the first six months of fiscal year 2012, compared to cash used in investing activities of $67.7 million during the first six months of fiscal year 2011. During the first six months of fiscal year 2012, we continued to invest a portion of our excess cash to support the growth of our business lines.  Investments in property and equipment for the first six months of fiscal year 2012 were $40.0 million compared to $56.8 million for the first six months of fiscal year 2011. In addition, in the first six months of fiscal year 2012, we decreased the cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities from $273.2 million to $187.2 million.

 In addition, our cash used in investing activities decreased in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011 due to a $10.0 million advance made during the first three months of fiscal year 2011 under a $100.0 million credit facility for a proposed nuclear power project NINA in connection with a nuclear ABWR global strategic partnership agreement between Shaw and Toshiba Corporation to assist in financing the development of the South Texas Project. At May 31, 2011, we had advanced approximately $48.1 million under this credit facility. During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we wrote-off loans granted to the project entities totaling $48.1 million during our fiscal third quarter. We do not plan to make additional investments in ABWR related projects. See Note 7 – Equity Method Investments and Variable Interest Entities for additional information regarding our ABWR agreement with Toshiba.

Financing activities : Cash used in financing activities for the first six months of fiscal year 2012 totaled $151.9 million, compared to $40.9 million during the first six months of fiscal year 2011.  During the second quarter of fiscal year 2012, in December 2011, we funded a modified "Dutch Auction" cash tender offer to purchase 6,185,567 shares of our common stock at a price of $24.25 per share totaling approximately $150.0 million, excluding fees and expenses related to the tender offer.  During the second quarter of fiscal year 2011, we repurchased 1,224,400 shares of our common stock under a repurchase program authorized by our Board in December 2010 at a weighted average of $38.72 per share and an aggregate cost of approximately $47.4 million.

In January 2012, the members of a Middle Eastern joint venture, for which we have a direct interest of 53%, agreed to an $8.0 million loan facility to finance the continued development and working capital needs of the joint venture.  The joint venture is consolidated in our financial statements with the $3.3 million minority interest portion of the loan classified as a short-term note payable on our balance sheet.

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

  At February 29, 2012, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $148.5 million used to voluntarily secure letters of credit and approximately $38.7 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue for the short term to voluntarily cash collateralize certain letters of credit during fiscal year 2012 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.

Approximately $157.5 million of our cash at February 29, 2012, was held internationally for international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

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

During the first six months of fiscal 2012, no borrowings were made under the Facility; however, we had outstanding letters of credit of approximately $229.7 million as of February 29, 2012, and those letters of credit reduce what is otherwise available under our Facility.

At February 29, 2012, we were in compliance with the covenants contained in our Facility.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations to third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At February 29, 2012, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$379.9	$374.8	$4.7	$0.4	$—
Surety bonds	483.1	448.8	21.9	0.1	12.3
Total Commercial Commitments	$863.0	$823.6	$26.6	$0.5	$12.3

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to March 1, 2012.

Of the amount of outstanding letters of credit at February 29, 2012, $234.4 million were issued to clients in connection with contracts (performance letters of credit). Of the $234.4 million, five clients held $192.8 million or 82.3% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at February 29, 2012, to a single client on a single project is $60.0 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At February 29, 2012, and August 31, 2011, we had total surety bonds of $483.1 million and $909.5 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at February 29, 2012, and August 31, 2011 was $168.6 million and $104.7 million, respectively.

Fees related to these commercial commitments were $2.2 million and $5.0 million, for the three and six months ended February 29, 2012, respectively, compared to $2.3 million and $5.4 million for the three and six months ended February 28, 2011, respectively.

See Note 9 — Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt, and Note 12 - Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.

Critical Accounting Policies

In addition to the discussion below, Item 7 of Part II of our 2011 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.

Goodwill and Intangible Assets Impairment Review

In accordance with current accounting guidance, Goodwill is not amortized but is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

 To calculate the fair value of a reporting unit in our goodwill impairment review, we utilize the guideline public company method (a market approach) and the discounted cash flow method (an income approach). A reporting unit’s fair value is determined by averaging the resulting fair values calculated under these two methods. When performing our annual impairment analysis, we also reconcile the total of the fair values of our reporting units with our market capitalization to determine if the sum of the individual fair values is reasonable compared to the external market indicators. If our reconciliation indicates a significant difference between our external market capitalization and the fair values of our reporting units, we review and adjust, if appropriate, our weighted-average cost of capital and consider if the implied control premium is reasonable in light of current market conditions.

At the March 1, 2011 testing date, our annual review indicated that, except for our E&C reporting unit, the fair value of our reporting units was substantially in excess of the reporting unit’s carrying value.  Our March 1, 2012 annual test for impairment has not been completed.  With the exception of our E&C reporting unit we had not identified an impairment indicators that would have required an interim impairment evaluation. As we have previously disclosed, we are in the process of reviewing strategic alternatives for our E&C segment. We have received indications of interest for certain assets and operations of our E&C segment. Based upon the indications of interest received, consummating a transaction under the indicative terms would not result in us recording an impairment charge.

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

See Note 8 – Goodwill and Other Intangibles to our consolidated financial statements for additional information related to our goodwill.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The forecasts used in projecting future taxable income are consistent with the forecasts used in the testing of goodwill for impairment. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At February 29, 2012, we had deferred tax assets of $260.5 million, net of valuation allowance and deferred tax liabilities, including $59.7 million related to net operating losses and tax credit carryforwards. At February 29, 2012, we had a deferred tax asset valuation allowance of $32.2 million. Approximately $246 million of the deferred tax assets will be realized as an ordinary deduction upon the repayment of the Japanese yen-denominated bonds and will offset the gain recognized as a result of the automatic exercise of the Put Option Agreement on the Westinghouse shares during our fiscal year 2013. Our forecast of future taxable income exceeds the amounts needed in the respective jurisdictions for full realization of these deferred tax assets.

See Note 10 – Income Taxes to our consolidated financial statements for additional information related to our income taxes.

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

Power and E&C Segments. We define backlog in our Power and E&C segments to include projects for which we have received legally binding commitments from our clients and projects for which our consolidated joint venture entities have received legally binding commitments. These commitments typically take the form of a written contract for a specific project or a purchase order, and sometimes require that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. The value of work subcontracted to our F&M segment is removed from the backlog of the Power and E&C segments and is shown in the backlog of our F&M segment.

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

E&I Segment. Our E&I segment’s backlog includes the value of awarded contracts including the estimated value of unfunded work. The unfunded backlog generally represents U.S. government project awards for which the project funding has been partially authorized or awarded by the relevant government authorities (e.g., authorization or an award has been provided for only the initial year of a multi-year project). Because of appropriation limitations in the U.S. government budget processes, confirmed funding is usually appropriated for only one year at a time and, in some cases, for periods less than one year. Some contracts may contain a number of one-year options. Amounts included in backlog are based on the contract’s total awarded value and our estimates regarding the amount of the award that will ultimately result in the recognition of revenues. These estimates may be based on indications provided by our clients of future values, our estimates of the work required to complete the contract, our experience with similar awards and similar clients, and our knowledge and expectations relating to the given award. Generally, the unfunded component of new contract awards is added to backlog at 75% of our contract value or our estimated proportionate share of a contract for which there are multiple award recipients. The programs are monitored, estimates are reviewed periodically, and adjustments are made to the amounts included in backlog and in unexercised contract options to properly reflect our estimate of total contract revenue in the E&I segment backlog. Our E&I segment backlog does not generally include any awards (funded or unfunded) for work expected to be performed more than five years after the date of our financial statements. The executed amendment to the MOX contract signed in the third quarter of fiscal 2008 extended beyond five years but had defined contract values which differed from many other contracts with government agencies. Accordingly, at the time the contract amendment was executed, we included the entire value of the MOX contract not yet executed in our backlog of unfilled orders. The value of work subcontracted to our F&M segment is removed from the backlog of our E&I segment and is shown in the backlog of our F&M segment.  The MOX contract value included in the E&I segment backlog as of February 29, 2012, was $1.4 billion, with $0.6 billion funded and $0.8 billion unfunded.

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

At February 29, 2012, and August 31, 2011, our backlog was as follows (in millions except percentages):

	February 29, 2012		August 31, 2011
By Segment	Amount	%	Amount	%
Power	$10,495.4	53	$10,776.4	54
Plant Services	3,119.9	16	2,119.7	11
E&I	4,636.5	23	5,189.9	26
E&C	344.1	2	436.4	2
F&M	1,201.0	6	1,495.9	7
Total backlog	$19,796.9	100	$20,018.3	100

	February 29, 2012		August 31, 2011
By Industry	Amount	%	Amount	%
E&I	$4,636.5	23	$5,189.9	26
Power Generation	14,091.3	71	13,487.9	67
Chemical	553.1	3	700.6	4
Other	516.0	3	639.9	3
Total backlog	$19,796.9	100	$20,018.3	100

	February 29, 2012		August 31, 2011
By Geographic Region	Amount	%	Amount	%
Domestic	$19,125.0	97	$19,189.4	96
International	671.9	3	828.9	4
Total backlog	$19,796.9	100	$20,018.3	100

The decrease in backlog as compared to August 31, 2011 was driven primarily by progress on current projects. In addition, our F&M segment recorded a reduction in backlog exceeding $100 million during the first quarter relating to the partial cancellation of an existing order on a project for which work continues on other aspects of this project. Our E&I segment’s backlog was also reduced in first quarter by $200 million as a result of a change in the estimated future contract revenue expected under a multi-year contract with the U.S. Government. These decreases were mostly offset by new bookings in first quarter in our Plant Services segment relating to nuclear power plant maintenance agreements. The largest agreement was a multi-year renewal from an existing client and a multi-year agreement with a new client.

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

Included in backlog is our share of the full EPC contracts for two new AP1000 nuclear reactors to be located in Georgia and two new AP1000 nuclear reactors to be located in Florida. Not included in our backlog is the majority of the work to be performed on an EPC contract for two new AP1000 nuclear reactors to be located in South Carolina for which the contract has been awarded, but for which certain client authorizations had not been received at February 29, 2012.  Our client for the AP1000 units in South Carolina has indicated that they believe  they will receive their COL during the third quarter of our fiscal year 2012.

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

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 91.9% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of any significant projects in backlog would result in a significant reduction of our reported backlog as well as on our future earnings.

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

ITEM 4. — CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at February 29, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at February 29, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information about our purchases during the quarter ended February 29, 2012 of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
12/1/2011 to 12/31/2011	6,201,581	24.26	6,185,567	326,088
1/1/2012 to 1/31/2012	203,974	26.90	—	326,088
2/1/2012 to 2/29/2012	781	29.16	—	326,088
Total	6,406,336		6,185,567

1
Repurchases during the quarter were for shares purchased as part of the publicly announced repurchase program, for shares purchased as part of a modified “Dutch Auction” cash tender offer and for shares acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting in restricted stock units.

2	We currently have an open authorization to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility.

ITEM 5. — OTHER INFORMATION

On March 26, 2012, Gary P. Graphia, executive vice president, announced that he will retire from the Company effective May 1, 2012. Mr. Graphia joined Shaw in August 1999 as chief legal officer and corporate secretary. He later served as executive vice president of Corporate Development and Strategy and as Shaw’s chief operating officer. Most recently, in his role as executive vice president, Mr. Graphia has been responsible for strategic initiatives including corporate development, mergers and acquisitions and client relations.

ITEM 6. — EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: March 29, 2012	/s/ Brian K. Ferraioli
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

Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
2.01	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	8-K	2.01	10/18/2006
2.02	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	8-K	2.02	10/18/2006
3.01	Amendment to and Restatement of the Articles of Incorporation of the Company dated February 23, 2007	10-K/A-1	3.1	9/28/2007
3.02	Amended and Restated By-Laws of the Company dated as of January 30, 2007	10-K/A-1	3.2	9/28/2007
4.01	Specimen Common Stock Certificate	10-K	4.1	12/6/2006
*10.01	The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.8	4/8/2009
*10.02	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.66	1/6/2010
*10.03	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.67	1/6/2010
*10.04	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.68	1/6/2010
*10.05	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.69	1/6/2010
*10.06	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.70	1/6/2010
*10.07	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	S-8	4.6	6/12/2001
*10.08	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	10-K	10.1	11/29/2001
*10.09	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	10-Q	10.5	1/9/2008
*10.10	Written description of the Company's compensation policies and programs for non-employee directors contained in The Shaw Group, Inc.'s schedule 14A for the 2009 Annual Meeting of Shareholders	14A		12/24/2008
*10.11	Flexible Perquisites Program for certain executive officers as described in Item 1.01 of the referenced 8-K.	8-K		11/1/2004

EXHIBIT INDEX

*10.12	Written description of the Company's incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2009	14A		12/17/2009
*10.13	Second Amended and Restated Employment Agreement dated as of December 12, 2011, by and between the Company and J.M. Bernhard, Jr.	10-Q	10.1	12/20/2011
*10.14	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	8-K	10.1	12/24/2008
*10.15	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	10-K	10.34	12/6/2007
*10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	8-K	10.2	1/7/2009
*10.17	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	10-Q	10.13	4/8/2009
*10.18	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	10-Q	10.16	4/8/2009
*10.19	Second Amended and Restated Employment Agreement dated as of July 22, 2010 by and between the Company and John Donofrio	10-K	10.24	10/28/2010
*10.20	Letter Agreement dated as of December 9, 2011, by and between The Shaw Group Inc. and Timothy J. Poché	8-K	10.1	1/26/2012
*10.21	The Shaw Group Inc. 401(k) Plan	S-8	4.6	5/4/2004
*10.22	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	S-8	4.6	5/4/2004
*10.23	The Shaw Group Deferred Compensation Plan	10-Q	10.10	4/8/2009
*10.24	The Shaw Group Deferred Compensation Plan Form of Adoption	10-Q	10.11	4/8/2009
*10.25	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	10-Q	10.6	9/27/2007
*10.26	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	8-K	2.1	7/28.2000
*10.27	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	8-K	2.1	5/16/2002
*10.28	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	8-K	2.2	5/16/2002
*10.29	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	8-K	2.3	5/16/2002
*10.30	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	8-K	10.2	10/18/2006
*10.31	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	8-K	10.3	10/18/2006
*10.32	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan ("IHI")	8-K	10.4	10/28/2006

EXHIBIT INDEX

*10.33	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	8-K	10.5	10/28/2006
*10.34	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	8-K	10.6	10/28/2006
*10.35	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	8-K	10.7	10/28/2006
*10.36	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	8-K	10.8	10/28/2006
*10.37	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	8-K	10.9	10/28/2006
*10.38	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	8-K	10.10	10/28/2006
*10.39	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	8-K	10.11	10/28/2006
*10.40	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	8-K	10.12	10/28/2006
*10.41	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.46	4/7/2010
*10.42	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	10-Q	10.47	4/7/2010
#10.43	Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010	10-Q	10.1	1/6/2011
#10.44	First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 LLC and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent	10-Q	10.2	1/6/2011
*10.45	Amended and Restated Employment Agreement dated as of April 8, 2011 by and between the Company and David L. Chapman, Sr.	10-Q	10.3	4/11/2011
*10.46	Employment Agreement dated as of February 2, 2011 by and between the Company and Clarence Ray	10-Q	10.4	4/11/2011
*10.47	Form of Performance Cash Unit Award Agreement	10-Q	10.1
#10.48	Second Amended and Restated Credit Agreement, dated as of June 15, 2011, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents and lenders signatory thereto	8-K	10.1	6/21/2011
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
§101.INS	XBRL Instance Document.				X
§101.SCH	XBRL Taxonomy Extension Schema Document				X
§101.CAL	XBRL Calculation Linkbase Document				X
§101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X