Form 10-Q
period 2012-05-31
SHAW GROUP INC
filed 2012-07-10
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

The number of shares of registrant’s common stock outstanding as of July 5, 2012 was 65,994,751 shares.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ABWR	Advanced boiling water reactor
AQC	Air quality control
AP1000®	AP1000 is a registered trademark of Westinghouse Electric Co., LLC
AR	Accounts receivable
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNFL	British Nuclear Fuels plc
CAP	Compliance Assurance Process
CCGT	Combined-cycle gas turbine
CIE	Costs and estimated earnings in excess of billings
COL	Combined operating license
Corps	U.S. Army Corps of Engineers
CRA	Commercial relationship agreement
DOE	U.S. Department of Energy
E&C	Our Energy and Chemicals segment
E&C Sale	Our definitive agreement, entered into on May 31, 2012, to sell substantially all of the business of the E&C segment to Technip S.A.
E&I	Our Environmental and Infrastructure segment
EAC	Estimate at completion
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
Exchange Act	Securities Exchange Act of 1934, as amended
F&M	Our Fabrication and Manufacturing segment
Facility	Our unsecured Second Amended and Restated Credit Agreement
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FIFO	First-in, first-out
GAAP	Accounting principles generally accepted in the United States
Interest LC	The additional letters of credit for the benefit of NEH related to interest on the Westinghouse Bonds (defined below).
Investment in Westinghouse	Our 20% interest in Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK), Ltd. Acquired in October 2006
IRS	Internal Revenue Service
JPY	Japanese Yen
LIBOR	London Interbank Offered Rate
NEH	Nuclear Energy Holdings LLC, our wholly owned special purpose acquisition subsidiary
Principal LC	A letter of credit established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (defined below).
Put Option	Japanese Yen-denominated put option agreements entered into in connection with the acquisition of our Investment in Westinghouse
S&P	Standard & Poor’s
S,G&A	Selling, general and administrative expenses
SAR	Stock appreciation rights
SEC	U.S. Securities and Exchange Commission
Shaw-Nass	Shaw-Nass Middle East, W.L.L.
VIE	Variable interest entity
WEC	BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries.
Westinghouse	Our Investment in Westinghouse, along with its subsidiaries
Westinghouse Bonds
The JPY 128.98 billion (equivalent to approximately $1.1 billion) limited recourse bonds issued by NEH on October 13, 2006 and maturing on March 15, 2013, used to partially finance our Investment in Westinghouse.

Westinghouse Equity	Our 20% equity interest in Westinghouse, held by Nuclear Energy Holdings

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012 AND 2011
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Revenues	$1,560,768	$1,489,956	$4,553,107	$4,458,052
Cost of revenues	1,504,229	1,479,814	4,268,001	4,270,346
Gross profit	56,539	10,142	285,106	187,706
Selling, general, and administrative expenses	58,347	71,086	189,685	215,037
Impairment of note receivable	—	48,133	—	48,133
Operating income (loss)	(1,808)	(109,077)	95,421	(75,464)
Interest expense	(1,918)	(1,508)	(4,850)	(4,059)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,771)	(10,340)	(30,482)	(31,235)
Interest income	1,430	2,170	4,265	10,672
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(22,800)	(15,043)	53,827	(74,362)
Other foreign currency transaction gains (losses), net	527	2,497	1,404	6,459
Other income (expense), net	28	1,701	2,565	6,003
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	(34,312)	(129,600)	122,150	(161,986)
Provision (benefit) for income taxes	(12,108)	(48,051)	46,261	(60,764)
Income (loss) before earnings (losses) from unconsolidated entities	(22,204)	(81,549)	75,889	(101,222)
Earnings (losses) from 20% Investment in Westinghouse, net of income taxes	9,990	13,701	11,680	17,981
Earnings (losses) from unconsolidated entities, net of income taxes	159	250	4,370	2,597
Net income (loss)	(12,055)	(67,598)	91,939	(80,644)
Less: Net income (loss) attributable to noncontrolling interests	3,954	2,354	6,216	4,115
Net income (loss) attributable to Shaw	$(16,009)	$(69,952)	$85,723	$(84,759)

Net income (loss) attributable to Shaw per common share:
Basic	$(0.24)	$(0.89)	$1.26	$(1.02)
Diluted	$(0.24)	$(0.89)	$1.24	$(1.02)

Weighted average shares outstanding:
Basic	65,932	78,748	67,925	82,948
Diluted	65,932	78,748	68,971	82,948

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2012, AND 2011
(In thousands)

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Net income (loss)	$(12,055)	$(67,598)	$91,939	$(80,644)
Currency translation adjustment, net gain (loss) arising during period	(7,554)	4,635	(13,673)	14,192
Equity in unconsolidated entities’ other comprehensive income (loss), net of Shaw’s income tax of $454, $(3,731), $6,907 and $(10,931), respectively	(725)	5,860	(11,034)	17,169
Net derivatives gain (loss) on hedge transactions, net of tax of $(2,545), $(1,628), $(5,456) and $(3,281), respectively	4,065	2,556	8,715	5,153
Defined benefit plans
Change in unrecognized net actuarial pension gains (losses)	792	952	2,359	2,781
Change in unrecognized net prior service pension costs	9	11	31	33
Income taxes on recognized gains (losses)	(189)	(268)	(590)	(775)
Total	612	695	1,800	2,039
Unrealized gain (loss) on available-for-sale securities, net of tax of $(12), $(49), $27 and $308, respectively	20	78	(43)	(483)
Comprehensive income (loss)	(15,637)	(53,774)	77,704	(42,574)
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,954	2,354	6,216	4,115
Comprehensive income (loss) attributable to Shaw	$(19,591)	$(56,128)	$71,488	$(46,689)

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	May 31, 2012	August 31, 2011
ASSETS
Current assets:
Cash and cash equivalents ($73.9 million and $78.6 million related to variable interest entities (VIEs))	$426,961	$674,080
Restricted and escrowed cash and cash equivalents	42,729	38,721
Short-term investments ($2.9 million and $7.8 million related to VIEs)	122,014	226,936
Restricted short-term investments	242,999	277,316
Accounts receivable, including retainage, net ($39.2 million and $7.5 million related to VIEs)	577,812	772,242
Inventories	278,028	245,044
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	570,634	552,502
Deferred income taxes	321,012	367,045
Investment in Westinghouse	990,473	999,035
Current assets held for sale	84,995	—
Prepaid expenses and other current assets	100,186	138,260
Total current assets	3,757,843	4,291,181

Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	6,909	14,768
Property and equipment, net of accumulated depreciation of $366.9 million and $347.3 million	509,071	515,811
Goodwill	404,467	545,790
Intangible assets	3,113	17,142
Deferred income taxes	6,394	10,484
Long-term assets held for sale	176,120	—
Other assets	95,036	91,858
Total assets	$4,958,953	$5,487,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$659,359	$822,476
Accrued salaries, wages and benefits	110,922	132,857
Other accrued liabilities	159,459	199,947
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,282,592	1,535,037
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,627,599	1,679,836
Interest rate swap contract on Japanese Yen-denominated bonds	12,888	27,059
Current liabilities held for sale	68,458	—
Short-term debt and current maturities of long-term debt	11,615	349
Total current liabilities	3,932,892	4,397,561
Long-term debt, less current maturities	5,308	630
Deferred income taxes	70,576	70,437
Long-term liabilities held for sale	231	—
Other liabilities	70,351	81,152
Total liabilities	4,079,358	4,549,780

Contingencies and commitments (Note 12)

Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 92,575,590 and 91,711,102 shares issued, respectively; and 65,984,349 and 71,306,382 shares outstanding, respectively	1,338,765	1,321,278
Retained earnings	414,178	328,455
Accumulated other comprehensive loss	(119,157)	(104,922)
Treasury stock, 26,591,241 and 20,404,720 shares, respectively	(791,868)	(639,704)
Total Shaw shareholders’ equity	841,918	905,107
Noncontrolling interests	37,677	32,147
Total equity	879,595	937,254
Total liabilities and equity	$4,958,953	$5,487,034

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	2012		2011
	Shares	Amount	Shares	Amount

Preferred stock	—	$—	—	$—

Common stock
Balance September 1	91,711,102	$1,321,278	90,669,011	$1,283,890
Exercise of stock options	273,611	5,929	482,865	10,873
Shares exchanged for taxes on stock based compensation	(224,564)	(6,035)	(263,934)	(9,150)
Tax benefit on stock based compensation	—	296	—	2,937
Stock-based compensation	815,441	17,297	813,177	24,297
Balance May 31	92,575,590	$1,338,765	91,701,119	$1,312,847

Retained earnings
Balance September 1		$328,455		$503,471
Net income (loss) attributable to Shaw		85,723		(84,759)
Balance May 31		$414,178		$418,712

Accumulated other comprehensive income (loss)
Currency translation adjustment
Balance September 1		$(3,652)		$(15,532)
Change during year		(13,673)		14,192
Balance May 31		$(17,325)		$(1,340)
Equity in unconsolidated entities’ other comprehensive income (loss), net of Shaw’s tax
Balance September 1		$(50,724)		$(66,297)
Change during year		(11,034)		17,169
Balance May 31		$(61,758)		$(49,128)
Unrealized gain (loss) on hedging activities
Balance September 1		$(16,558)		$(20,361)
Change during year		8,715		5,153
Balance May 31		$(7,843)		$(15,208)
Unrealized net holding gain (loss) on securities
Balance September 1		$(50)		$546
Change during year		(43)		(483)
Balance May 31		$(93)		$63
Pension and other postretirement benefit plans
Balance September 1		$(33,938)		$(41,001)
Change during year		1,800		2,039
Balance May 31		$(32,138)		$(38,962)
Balance May 31		$(119,157)		$(104,575)

Treasury stock at cost
Balance September 1	(20,404,720)	$(639,704)	(5,755,949)	$(117,453)
Purchases under tender offer and repurchase plans	(6,185,567)	(152,143)	(13,688,354)	(500,000)
Shares exchanged for taxes on stock-based compensation	(954)	(21)	(15,157)	(479)
Balance May 31	(26,591,241)	$(791,868)	(19,459,460)	$(617,932)

Total Shaw shareholders’ equity at May 31		$841,918		$1,009,052

Noncontrolling interests
Balance September 1		$32,147		$47,124
Net income (loss)		6,216		4,115
Distributions to noncontrolling interests		(4,837)		(7,687)
Contributions from noncontrolling interests		4,151		1,441
Adjustment for deconsolidation of VIE(s)		—		(10,662)
Balance May 31		$37,677		$34,331

Total equity at May 31		$879,595		$1,043,383

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MAY 31, 2012, AND 2011
(In thousands)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$91,939	$(80,644)
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55,458	55,033
Asset impairment charges	3,407	51,730
(Benefit from) provision for deferred income taxes	48,915	(42,787)
Stock-based compensation expense	26,714	26,163
(Earnings) losses from unconsolidated entities, net of taxes	(16,050)	(20,578)
Distributions from unconsolidated entities	15,202	18,200
Taxes paid upon net-share settlement of equity awards	(6,035)	(9,150)
Excess tax benefits from stock based compensation	(1,129)	(3,452)
Foreign currency transaction (gains) losses, net	(55,231)	67,903
Other noncash Items	3,553	7,902
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in accounts receivables	141,740	6,691
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	(51,529)	85,149
(Increase) decrease in inventories	(33,322)	(3,514)
(Increase) decrease in other current assets	34,354	(14,106)
Increase (decrease) in accounts payable	(149,292)	(136,309)
Increase (decrease) in accrued liabilities	(47,036)	(59,499)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(221,747)	(29,404)
Net change in other assets and liabilities	(14,626)	(9,432)
Net cash provided by (used in) operating activities	$(174,715)	$(90,104)

Cash flows from investing activities:
Purchases of property and equipment	(60,312)	(79,812)
Proceeds from sale of businesses and assets, net of cash surrendered	3,509	2,652
Investment(s) in notes receivable	—	(48,336)
Investments in, advances to and return on equity from unconsolidated entities and joint ventures	1,447	520
Cash deposited into restricted and escrowed cash	(88,340)	(891,108)
Cash withdrawn from restricted and escrowed cash	84,106	843,799
Purchases of short-term investments	(202,691)	(638,449)
Proceeds from sale and redemption of short-term investments	270,893	865,393
Purchases of restricted short-term investments	(106,763)	(220,177)
Proceeds from sale of restricted short-term investments	178,851	257,425
Purchases of businesses, net of cash acquired	—	(34,557)
Net cash provided by (used in) investing activities	$80,700	$57,350

Cash flows from financing activities:
Purchase of treasury stock	(152,164)	(500,479)
Repayment of debt and capital leases	(258)	(4,540)
Contingent consideration paid	(3,591)	—
Payment of deferred financing costs	(16)	(54)
Issuance of common stock	5,929	10,873
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,129	3,452
Contributions received from noncontrolling interest	4,151	1,441
Distributions paid to noncontrolling interest	(4,837)	(7,687)
Net cash provided by (used in) financing activities	$(149,657)	$(496,994)

Net effects on cash of deconsolidation of VIE(s)	—	(12,805)
Effects of foreign exchange rate changes on cash	(3,447)	12,189
Net change in cash and cash equivalents	$(247,119)	$(530,364)

Cash and cash equivalents — beginning of year	$674,080	$912,736
Cash and cash equivalents — end of year	$426,961	$382,372

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

The Shaw Group Inc. (a Louisiana corporation) and its wholly owned and majority owned subsidiaries (collectively referred to herein as Shaw, the Company, we, us or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, merchant power producers, and government agencies. We have developed and acquired significant intellectual property, including downstream petrochemical technologies, induction pipe bending technology and environmental decontamination technologies. Through our investments, we have exclusive opportunities to bid on engineering, procurement and construction (EPC) services on future Westinghouse advanced passive AP1000® nuclear power technology units to be built in the United States (U.S.) and other locations (AP1000 is a registered trademark of Westinghouse Electric Co., LLC.) and certain exclusive opportunities with Toshiba Corporation (Toshiba) for providing EPC services for new Toshiba Advanced Boiling Water Reactor (ABWR) nuclear power plants worldwide, except Japan and Vietnam. We believe our technologies provide an advantage and will help us to compete on a longer-term basis with lower cost competitors from developing countries that are likely to emerge.

Our reportable segments are Power; Plant Services; Environmental & Infrastructure (E&I); Fabrication and Manufacturing (F&M); Energy and Chemicals (E&C); Investment in Westinghouse; and Corporate.  See Note 17 – Business Segments for further discussion related to our reportable segments.  See Note 20 – Disposal of E&C Segment Assets for discussion of the sale of substantially all of the businesses included in the E&C reportable segment.

We have evaluated events and transactions occurring after the balance sheet date but before the financial statements were issued and have included the appropriate disclosures in this Quarterly Report on Form 10-Q (Form 10-Q).

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of The Shaw Group Inc., its wholly owned and majority owned subsidiaries, and any variable interest entities (VIEs) of which we are the primary beneficiary (See Note 7 —Equity Method Investments and Variable Interest Entities). When we do not have a controlling interest in an entity but exert a significant influence over the entity, we apply the equity method of accounting. The cost method is used when we do not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements as of May 31, 2012, and for the three and nine month periods ended May 31, 2012, and May 31, 2011, are unaudited. The consolidated balance sheet as of August 31, 2011, was derived from the audited balance sheet filed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 (2011 Form 10-K). In management’s opinion, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements for the current and prior interim period results have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our 2011 Form 10-K.

The unaudited interim consolidated financial statements were prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The preparation of these Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Areas requiring significant estimates by our management include the following:

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

Available-for-sale securities consist of mutual funds, foreign government and foreign government guaranteed securities, corporate bonds and certificates of deposit at major banks. The changes in fair values, net of applicable taxes, on available-for-sale securities are recorded as unrealized net holding gain (loss) on securities as a component of accumulated other comprehensive income (loss) in shareholders’ equity. When, in the opinion of management, a decline in the fair value of an investment below its cost or amortized cost is considered to be other-than-temporary, the investment’s cost or amortized cost is written-down to its fair value and the amount written down is recorded in the statement of operations in other income (expense), net. In addition to other relevant factors, management considers the decline in the fair value of an investment to be other-than-temporary if the market value of the investment remains below cost by a significant amount for a period of time, in which case a write-down may be necessary. The amount of any write-down is determined by the difference between cost or amortized cost of the investment and its fair value at the time the other-than-temporary decline is identified.

Assets and Liabilities Held for Sale

Assets and liabilities held for sale are reported at the lower of their carrying value or their fair value based on current market conditions and expected proceeds from the sale of the assets. See Note 20 – Disposal of E&C Segment Assets for additional information.

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

In April 2010, the FASB issued ASU 2010-13, Compensation – Stock Compensation (Topic 718) – Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. ASU 2010-13 amends FASB Accounting Standards Codification ™ (ASC) 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. We adopted ASU 2010-13 effective September 1, 2011. The adoption of ASU 2010-13 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 primarily changes the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurement and clarifies the FASB’s intent about the application of existing fair value measurement requirements. We adopted ASU 2011-04 effective March 1, 2012. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for us in fiscal year 2013. We do not expect the adoption of ASU 2011-05 to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is effective for us in fiscal year 2013. Early adoption is permitted; however, we have not yet adopted it. We do not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-09 Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is effective for us in fiscal year 2012 and must be applied retrospectively for all prior periods presented. We do not expect the adoption of ASU 2011-09 to have a material impact on our consolidated financial statements.

Note 2 — Cash, Cash Equivalents and Short-term Investments

All short-term investments consist of highly liquid investments which can be promptly converted to cash or cash equivalents, without restriction. Our major types of investments are as follows:

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

Corporate bonds – We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. Our corporate debt securities are publicly traded debt rated at least A/A2 or better by S&P and/or Moody's, respectively, with maturities up to two years at the time of purchase. Losses in this category are primarily due to market liquidity.

At May 31, 2012, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$392,598	$—	$—	$392,598	$392,598	$—
Money market mutual funds	34,363	—	—	34,363	34,363	—
Certificates of deposit	67,816	—	—	67,816	—	67,816
Available-for-sale securities:
Bond mutual funds	20,586	—	(125)	20,461	—	20,461
Corporate bonds	27,931	23	(44)	27,910	—	27,910
Trading securities:
Equity investments	5,994	—	(167)	5,827	—	5,827
Total	$549,288	$23	$(336)	$548,975	$426,961	$122,014

At August 31, 2011, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$653,979	$—	$—	$653,979	$653,979	$—
Money market mutual funds	17,350	—	—	17,350	17,350	—
Certificates of deposit	211,910	—	—	211,910	2,751	209,159
Available-for-sale securities:
Corporate bonds	17,853	40	(116)	17,777	—	17,777
Total	$901,092	$40	$(116)	$901,016	$674,080	$226,936

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in other income (expense), net. During the three and nine months ended May 31, 2012 and May 31, 2011, the proceeds and realized gains and losses were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Proceeds	$—	$3,955	$7,202	$143,727
Realized gains	$—	$1	$1	$606
Realized losses	$—	$—	$—	$—

There were no transfers of securities between available for sale and trading classifications during the three and nine months ending May 31, 2012.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no other-than-temporary impairment losses recognized during the three and nine months ended May 31, 2012.

Gross unrealized losses on investment securities and the fair value of those securities that have been in a continuous loss position for which we have not recognized an impairment charge at May 31, 2012, were as follows (in thousands):

	Less than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate bonds	$10,356	$(36)
Total	$10,356	$(36)

	Greater than 12 Months
	Fair Value	Unrealized Loss
Available-for-sale:
Corporate bonds	$1,851	$(3)
Total	$1,851	$(3)

At May 31, 2012, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$22,686	$22,695
Due in one to two years	5,245	5,215
Total	$27,931	$27,910

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At May 31, 2012, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):
			Balance Sheet Classification
	Recorded Basis	Holding Period Gain/(Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$1,749	$—	$1,749	$—
Money market mutual funds	40,980	—	40,980	—
Certificates of deposit	215,659	—	—	215,659
Trading securities:
Stock and bond mutual funds	8,940	310	—	8,940
U.S. government and agency securities	606	(11)	—	606
Corporate bonds	17,794	(496)	—	17,794
Total	$285,728	$(197)	$42,729	$242,999

  At August 31, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):
			Balance Sheet Classification
	Recorded Basis	Holding Period Gain/(Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$16,358	$—	$16,358	$—
Money market mutual funds	22,363	—	22,363	—
Certificates of deposit	252,627	—	—	252,627
Trading securities:
Stock and bond mutual funds	6,473	272	—	6,473
U.S. government and agency securities	1,806	(82)	—	1,806
Corporate bonds	16,410	(390)	—	16,410
Total	$316,037	$(200)	$38,721	$277,316

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):
	May 31, 2012	August 31, 2011
Contractually required by projects	$—	$14,696
Voluntarily used to secure letters of credit	215,659	252,627
Secure contingent obligations in lieu of letters of credit	38,718	20,626
Assets held in trust and other	31,351	28,088
Total	$285,728	$316,037

We voluntarily cash collateralize certain letters of credit if the bank fees avoided on those letters of credit exceed the return on other investment opportunities. We have the ability to promptly convert, without restriction, the $215.7 million in restricted short-term investments presently being utilized to voluntarily secure letters of credit and the $38.7 million in restricted and escrowed cash and cash equivalents presently securing contingent obligations to unrestricted cash by utilizing a portion of our $1,450.0 million Facility available for the issuance of letters of credit as of May 31, 2012.  See Note 9 – Debt and Revolving Lines of Credit for additional information about our Facility.

See Note 20 – Disposal of E&C Segment Assets for additional information regarding our restricted and escrowed cash and cash equivalents that were classified as held for sale at May 31, 2012.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At May 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$283,475	$—	$283,475	$—
Stock and bond mutual funds (a)	29,401	29,401	—	—
U.S. government and agency securities	606	—	606	—
Corporate bonds	45,704	—	45,704	—
Equity investments	5,827	5,827	—	—
Total	$365,013	$35,228	$329,785	$—

Liabilities:
Interest rate swap contract	$12,888	$—	$12,888	$—
Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,491	$—	$1,491	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$514	$—	$514	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$461,786	$—	$461,786	$—
Stock and bond mutual funds (a)	6,473	6,473	—	—
U.S. government and agency securities	1,806	—	1,806	—
Corporate bonds	34,187	—	34,187	—
Total	$504,252	$6,473	$497,779	$—

Liabilities:
Interest rate swap contract	$27,059	$—	$27,059	$—
Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,955	$—	$1,955	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$16	$—	$16	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

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

We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the counterparty’s credit risk. Our counterparty to this instrument is a major U.S. bank. As discussed in Note 9 – Debt and Revolving Lines of Credit, we designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate related to our Westinghouse Bonds.

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

See Note 8 – Goodwill and Other Intangibles for information regarding assets measured at fair value on a non-recurring basis.

See Note 20 – Disposal of E&C Segment Assets for additional information regarding our assets and liabilities held for sale, including those measured at fair value on a non-recurring basis.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows for the three and nine months ended May 31, 2012, and May 31, 2011 (in millions):

		Three Months Ended		Nine Months Ended
	Location of Gain (Loss) Recognized in Income on Derivatives	2012	2011	2012	2011
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other comprehensive income (loss)	$4.1	$2.6	$8.7	$5.2
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$0.4	$0.7	$(2.3)	$2.9

Note 5 — Accounts Receivable, Concentrations of Credit Risk, and Inventories

Accounts Receivable

Our accounts receivable, including retainage, net, were as follows (in thousands):

	May 31, 2012	August 31, 2011
Trade accounts receivable, net	$544,834	$732,134
Unbilled accounts receivable	21,301	23,116
Retainage	11,677	16,992
Total accounts receivable, including retainage, net	$577,812	$772,242

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

2012
Beginning balance, September 1	$22,350
Increased provision	4,667
Write offs	(2,155)
Recoveries and settlements	(7,989)
Ending balance, May 31	$16,873

Included in our trade accounts receivable, net, at May 31, 2012, and August 31, 2011, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response, and recovery services. The local government entity has challenged the appropriateness of our invoiced amounts, and we are currently in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.

At August 31, 2011, we had approximately $227.1 million included in trade receivables, net, for an air quality control (AQC) project, primarily related to periodic costs and milestone reconciliation invoices. During the three months ended November 30, 2011, we received a payment of $68.0 million from the client related to the outstanding trade receivables. On June 5, 2012, we reached a settlement with the client of all claims and counterclaims on the AQC project.  As a result of the settlement, we recorded a $20.1 million charge to earnings in the three months ended May 31, 2012.  On June 11, 2012, we collected approximately $107 million in cash, representing all of the remaining net accounts receivable associated with the project.  See Note 12 – Contingencies and Commitments for additional information.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $67.6 million and $64.3 million at May 31, 2012, and August 31, 2011, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $247.7 million and $278.6 million at May 31, 2012, and August 31, 2011, respectively, related to the U.S. government agencies and related entities.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or weighted-average cost methods. Cost includes material, labor and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	May 31, 2012			August 31, 2011
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw materials	$20,430	$133,699	$154,129	$16,040	$118,516	$134,556
Work in process	3,960	38,103	42,063	2,878	25,483	28,361
Finished goods	81,836	—	81,836	82,127	—	82,127
Total	$106,226	$171,802	$278,028	$101,045	$143,999	$245,044

See Note 20 – Disposal of E&C Segment Assets for additional information regarding our accounts receivable and inventories that were classified as held for sale at May 31, 2012.

Note 6 — Investment in Westinghouse and Related Agreements

Investment in Westinghouse

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. and its subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. and its subsidiaries (the Acquisition Companies) acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse or WEC) from British Nuclear Fuels plc (BNFL). Westinghouse was owned and capitalized to a total of $5.4 billion, 77% provided by Toshiba, 20% by us (through our wholly owned special purpose subsidiary Nuclear Energy Holdings LLC (NEH)), and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment (Westinghouse Equity) and the related agreements, including related acquisition costs, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese private placement market by issuing, at a discount, 128.98 billion JPY (equivalent to approximately $1.08 billion at the time of issuance) face amount of limited recourse bonds (the Westinghouse Bonds).

Put Option Agreements

In connection and concurrent with the acquisition of our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements (Put Options) that provide us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for approximately 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY. Under its terms, the Put Options are exercisable through February 28, 2013, but covenants under the Westinghouse Bonds require us to exercise the Put Option on the date that is 160 days prior to March 15, 2013, (or October 6, 2012)  if, by such date, the Westinghouse Bonds have not been repaid. The Put Options provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Options, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Options may only be exercised once, and any proceeds received from the Put Options must be used to repay the Westinghouse Bonds.

Since the Put Options exercise price is JPY-denominated, we will receive a fixed amount of JPY (approximately 124.7 billion JPY) upon the exercise of the Put Options. The Put Options, along with the Principal LC (defined below), substantially mitigate the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Options for repayment of the Westinghouse Bonds.

Under GAAP, the Put Options are not considered free-standing financial instruments or derivative instruments, and, therefore, have not been separated from our equity investment in Westinghouse. The Put Options are JPY-denominated and do not require or permit net settlement. Therefore, neither the Put Options nor the foreign currency component meet the definition of a derivative instrument under ASC 815 and, therefore, are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option).

On September 6, 2011, NEH announced its intent to seek consent of the trustee, acting on behalf of the holders of the Westinghouse Bonds, to exercise the Put Options prior to the automatic put date. On December 8, 2011, we were notified that the trustee decided not to consent to the proposed early exercise of the Put Options. Accordingly, the Put Options are expected to be automatically exercised on or around October 6, 2012, which will require funding by Toshiba on January 4, 2013. Repayments due by NEH are expected to be funded through letters of credit as described below under “Westinghouse Bonds.” Repayment of the Westinghouse Bonds is expected to occur on March 15, 2013.

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

Shareholder Agreement and Dividend Policy

On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages, no less than 65%, but not to exceed 100%, of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed. The intent of this policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24.0 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Options or the sale of our Westinghouse Investment, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. NEH has received dividends totaling approximately $107.4 million to date. Dividends received are accounted for as a reduction of NEH’s Investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse dividends are not recorded in our financial statements until declared by Westinghouse. At May 31, 2012, the dividend shortfall totaled approximately $12.6 million.

Westinghouse Bonds

The proceeds from the issuance of the Westinghouse Bonds was approximately $1.0 billion, net of original issue discount. The Westinghouse Bonds are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its Westinghouse Equity, the Put Options, a letter of credit for approximately $54.3 million at May 31, 2012, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for approximately $37.9 million at May 31, 2012, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). The Interest LC will automatically renew in declining amounts equal to the interest remaining to be paid over the life of the Westinghouse Bonds, or until we exercise the Put Options, which requires the payment of the Westinghouse Bonds.  As discussed above, the Put Options are expected to be automatically exercised on or around October 6, 2012. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche, and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 9 — Debt and Revolving Lines of Credit for additional discussion of the accounting for these contracts.) Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

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

ASC 810-10, as amended, requires that we continuously assess whether we are the primary beneficiary of our VIEs. Accordingly, we analyzed all of our VIEs at May 31, 2012, and classified them into two groups:

•	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary, and

•	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	May 31, 2012	August 31, 2011
Cash and cash equivalents	$73,911	$78,577
Net accounts receivable	39,193	7,537
Other current assets	184,600	174,584
Non-current assets	56,728	50,038
Total assets	$354,432	$310,736

Accounts and subcontractors payable	$68,333	$91,293
Billings in excess of costs and accrued earnings	26,655	27,831
Accrued expenses and other	139,748	97,102
Total liabilities	$234,736	$216,226

Total revenues of the consolidated ventures were $246.3 and $654.7 million for the three and nine months ended May 31, 2012, respectively, as compared to $183.0 million and $486.3 million for the three and nine months ended May 31, 2011, respectively.

For the three and nine months ended May 31, 2012, and 2011, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under GAAP, use of the equity method is appropriate in circumstances in which an investor has the ability to exercise significant influence over the operating and financial policies of an investee. GAAP presumes significant influence exists as a result of holding an investment of 20% or more in the voting stock of an investee, absent predominant evidence to the contrary. Management must exercise its judgment in determining whether a minority holder has the ability to exercise significant influence over the operating and financial policies of an investee. Under the equity method, we recognize our proportionate share of the net earnings or losses of these joint ventures in two line items: Earnings (losses) from 20% Investment in Westinghouse, net of income taxes and Earnings (losses) from other unconsolidated entities, in our consolidated statements of operations.

Investment in Westinghouse

Our most significant investment accounted for under the equity method is our wholly owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest in Westinghouse. Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the Owner Board), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at May 31, 2012.

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

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. We record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three and nine months ended March 31, 2012, and March 31, 2011, are included in our financial results for the three and nine months ended May 31, 2012, and 2011, respectively.

Summarized income statement information derived from Westinghouse’s unaudited financial statement, before applying our Westinghouse Equity Interest and any adjustments for estimated payments by WEC under a consortium agreement for an EPC contract on two nuclear plant reactors, was as follows (in thousands):

	Three Months Ended		Nine months Ended
Statements of Operations	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues	$1,599,635	$1,659,012	$3,798,260	$3,765,449
Gross profit	349,554	330,991	762,759	766,373
Income before income taxes	157,248	189,595	199,869	246,154
Net income (loss) attributable to shareholders	87,886	112,122	125,504	147,146

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of these ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership Percentage	May 31, 2012	August 31, 2011
Investment in Westinghouse	20%	$990,473	$999,035
Other	10% - 50%	6,909	14,768
Total		$997,382	$1,013,803

Earnings (losses) from unconsolidated entities, net of income taxes, for the three and nine months ended May 31, 2012, and May 31, 2011, are summarized as follows (in thousands):

	Three Months Ended		Nine months Ended
	2012	2011	2012	2011
Investment in Westinghouse, net of income taxes of $6,254, $8,723, $7,312 and $11,448, respectively	$9,990	$13,701	$11,680	$17,981
Other unconsolidated entities, net of income taxes of $87, $163, $2,724 and $1,538, respectively	159	250	4,370	2,597
Total	$10,149	$13,951	$16,050	$20,578

Related Party Transactions

See Note 15 — Related Parties for information regarding related party transactions with unconsolidated entities included in our consolidated financial statements.

Investment Commitments

In June 2012, Shaw announced it will team with NET Power, Exelon and Toshiba to develop a new gas-fired power generation technology called NET Power that will produce cost-effective power with little to no air emissions.  The new technology is based on a high-pressure supercritical carbon dioxide oxyfuel power cycle.  The primary byproduct is pipeline quality, high-pressure carbon dioxide, which can be used for enhanced oil recovery.  Shaw will acquire up to 50 percent of the NET Power LLC through a commitment to invest up to $50.4 million, contingent upon demonstration of technological feasibility, and will have exclusive rights to engineer, procure and construct NET Power plants.

Note 8 — Goodwill and Other Intangibles

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) at least annually (March 1 for us). In accordance with current accounting guidance, we identified six reporting units for the purpose of conducting our goodwill impairment review. In determining our reporting units, we considered (i) whether an operating segment or a component of an operating segment was a business, (ii) whether discrete financial information was available, and (iii) whether the financial information is regularly reviewed by management of the operating segment.

The estimated fair value for our reporting units is calculated based on the average of the projected discounted cash flows and the estimated market value of each reporting unit at the date we perform the impairment tests (implied fair value measured on a non-recurring basis using level 3 inputs). Inherent in the development of the discounted cash flow projections are assumptions and estimates derived from a review of our expected revenue growth rates, profit margins, business plans, cost of capital and tax rates. We also make certain assumptions about the future market conditions in which our reporting units operate, market prices, interest rates and changes in business strategies. Changes in assumptions or estimates used in our goodwill impairment testing could materially affect the determination of the fair value of a reporting unit, and therefore could eliminate the excess of fair value over carrying value of a reporting unit and, in some cases, could result in impairment. Such changes in assumptions could be caused by a loss of one or more significant contracts, reductions in government and/or private industry spending or a decline in the demand for our services due to changing economic conditions. Given the nature of our business, if we are unable to win or renew contracts, unable to estimate and control our contract costs, fail to adequately perform to our clients’ expectations, fail to procure third-party subcontractors, heavy equipment and materials or fail to adequately secure funding for our projects, our profits, revenues and growth over the long-term would decline and such a decline could significantly affect the fair value assessment of our reporting units and cause our goodwill to become impaired.

We evaluated the carrying value of our goodwill at March 1, 2012, and our annual review did not indicate an impairment of goodwill for any of our reporting units. The excess of the fair value of each reporting unit over its respective carrying value exceeded 10%. We performed an additional evaluation of goodwill for the E&C reporting unit during the quarter as a result of our entry into a definitive agreement to sell certain of its assets and liabilities. This additional evaluation compared the carrying value of the related assets and liabilities at that point in time to the value of the definitive agreement, which is an indicator of fair value. This additional evaluation did not indicate an impairment of goodwill for the E&C reporting unit.  See Note 20 – Disposal of E&C Segment Assets for additional information.

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2011, to May 31, 2012, (in thousands):

	Power	Plant Services	E&I	F&M	E&C	Total
Balance at August 31, 2011	$139,177	$42,027	$207,862	$17,625	$139,099	$545,790
Acquisitions and related adjustments	—	—	30	—	28	58
Currency translation adjustment	—	—	(934)	(1,320)	(603)	(2,857)
Transfer to assets held for sale	—	—	—	—	(138,524)	(138,524)
Balance at May 31, 2012	$139,177	$42,027	$206,958	$16,305	$—	$404,467

The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.  We had tax-deductible goodwill of approximately $58.3 million and $65.8 million at May 31, 2012, and August 31, 2011, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Other Intangible Assets

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at August 31, 2011	$41,957	$(27,735)	$5,016	$(2,096)
Currency translation adjustments	(59)	33	(56)	9
Amortization	—	(2,087)	—	(455)
Transfer to assets held for sale	(39,235)	27,821
Balance at May 31, 2012	$2,663	$(1,968)	$4,960	$(2,542)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):
	Proprietary Technologies, Patents, and Tradenames	Client Relationships
Remainder of fiscal year 2012	$161	$105
2013	236	420
2014	164	421
2015	91	420
2016	43	421
Thereafter	—	631
Total	$695	$2,418

We perform an analysis on our intangible assets to test for impairment (based on an implied fair value measured on a non-recurring basis using level 3 inputs) whenever events occur that indicate an impairment could exist. No such events occurred during the quarter ended May 31, 2012 related to these intangible assets. See Note 20 – Disposal of E&C Segment Assets for intangible assets held for sale and related impairment considerations.

Note 9 — Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	May 31, 2012		August 31, 2011
	Short-term	Long-term	Short-term	Long-term
0%-3.7% interest vendor financing contracts, 2.3%-4.2% imputed interest, due July 2012-December 2013	$7,899	$4,954	$—	$—
Debt of consolidated joint venture: 6% interest, due January 2013	3,351	—	—	—
Capital lease obligations	365	354	349	630
Westinghouse Bonds (see description below)	1,627,599	—	1,679,836	—
Total	$1,639,214	$5,308	$1,680,185	$630

During the current fiscal year, we have entered into financing contracts with various vendors to secure preferable pricing on certain technology investments and maintenance agreements.

In January 2012, the members of a Middle Eastern joint venture, for which we have a direct interest of 53%, agreed to an $8.0 million loan facility to finance the continued development and working capital needs of the joint venture.  The joint venture is consolidated in our financial statements, with the $3.3 million minority interest portion of the loan classified as a short-term note payable on our balance sheet.

Westinghouse Bonds

On October 13, 2006, NEH, our wholly owned, special purpose subsidiary, issued JPY 128.98 billion (equivalent to approximately $1.1 billion at the time of issuance) principal amount limited recourse bonds, maturing March 15, 2013, at a discount receiving approximately $1.0 billion in proceeds, excluding offering costs. NEH used the proceeds of these bonds to purchase the Westinghouse Equity for approximately $1.1 billion. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed and are collateralized primarily by the Westinghouse Equity, the JPY-denominated Put Option between NEH and Toshiba and the Principal Letter of credit, which cover interest owed to bond holders and the possible 3.3% principal exposure.

The holders of the Westinghouse Bond may have the ability to cause us to put our Westinghouse Equity back to Toshiba as a result of the occurrence of a “Toshiba Event” (as defined under the Bond Trust Deed) that occurred in May 2009. A Toshiba Event is not an event of default or other violation of the Bond Trust Deed or the Put Option Agreements, but due to the Toshiba Event, the Westinghouse Bond holders have an opportunity to direct us to exercise the Put Options, through which we would receive the pre-determined JPY-denominated put price and use those proceeds to pay off the JPY-denominated Westinghouse Bond debt. To do so, a “supermajority” of the Westinghouse bond holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must pass a resolution instructing the bond trustee to direct us to exercise the Put Options. Specifically, in order for the bond trustee to direct us to exercise the Put Option, the Westinghouse Bond holders must convene a meeting with a quorum of bondholders representing no less than 75% of the Westinghouse Bonds principal amount outstanding during which a 75% majority of the required quorum approves a resolution instructing the bond trustee to direct the exercise. Alternatively, a written resolution signed by the Westinghouse Bond holders representing no less than 75% of the Westinghouse Bond principal amount outstanding and instructing the bond trustee to direct us to exercise the Put Options shall have the same effect (collectively, an Extraordinary Resolution).

Because the holders of the bonds may have the ability to require us to exercise the Put Options to retire the bonds, we reclassified the Westinghouse Bonds from long-term debt to short-term debt and our Investment in Westinghouse to current assets in May 2009.

The Put Options, executed as part of the Investment in Westinghouse transaction, provide NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. On September 6, 2011, NEH announced that it intends to exercise its put options to sell the Westinghouse Equity to Toshiba. The exercise of the Japanese yen-denominated Put Options prior to October 2012 requires the consent of the trustee acting on behalf of the Westinghouse Bond holders. Funds received must be applied toward the redemption of the bonds on the next scheduled interest payment date. On December 8, 2011, we were informed that the trustee did not consent to the proposed early exercise of the Put Options. Under the terms of the Put Options, the Put Options are expected to be automatically exercised on or around October 6, 2012, for cash settlement by Toshiba on January 4, 2013. Proceeds from the sale would be used to repay the bonds in full on their scheduled maturity date of March 15, 2013.

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $53.7 million at May 31, 2012. We may recognize a non-operating gain once the put options are settled, resulting principally from foreign exchange movements. If the bonds would have been repaid at May 31, 2012, from an early exercise of the Put Options, the gain would have been approximately $481.1 million pre-tax. The actual gain or loss will be determined at settlement.

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

The exchange rates of the JPY to the USD at May 31, 2012, and August 31, 2011, were 79.2 and 76.8, respectively.

The Westinghouse Bonds consisted of the following (in thousands):

	May 31, 2012	August 31, 2011
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.34% at May 31, 2012)	653,125	653,125
Increase in debt due to foreign currency translation adjustments since date of issuance	547,599	599,836
Total Westinghouse debt	$1,627,599	$1,679,836

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.70%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At May 31, 2012, and August 31, 2011, the fair value of the swap totaled approximately $12.9 million and $27.1 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the three and nine months ended May 31, 2012.

Credit Facility

On June 15, 2011, we entered into an unsecured second amended and restated credit agreement (Facility) with a group of lenders that effectively terminated an earlier agreement. The Facility provides lender commitments up to $1,450.0 million, all of which may be available for the issuance of performance letters of credit. The Facility has a sublimit of $1,250.0 million that may be available for the issuance of financial letters of credit and/or borrowings for working capital needs and general corporate purposes.

At May 31, 2012, the amount of the Facility available for financial letters of credit and/or revolving credit loans was $435.4 million, which is equal to the lesser of: (i) $1,303.0 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($91.1 million) less outstanding financial letters of credit ($55.9 million); (ii) $1,194.1 million, representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($55.9 million); or (iii) $435.4 million, representing the maximum additional borrowings allowed under the leverage ratio covenant (as defined below) contained in the Facility.

Under the Facility, all collateral securing the previous agreement was released, and the expiration of commitments was extended through June 15, 2016. The Facility continues to require guarantees by the Company’s material wholly owned domestic subsidiaries. The Facility allows the Company to seek new or increased lender commitments under it subject to the consent of the Administrative Agent and/or seek other unsecured supplemental credit facilities of up to an aggregate of $500.0 million, all of which would be available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. Additionally, the Company may pledge up to $300.0 million of its unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The Facility contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by the Company.

The Facility contains customary financial covenants and other restrictions including an interest coverage ratio (ratio of Shaw EBITDA to consolidated interest expense) and a leverage ratio (ratio of total debt to Shaw EBITDA) with all terms defined in the Facility and (i) maintains or resets maximum allowable amounts certain threshold triggers and certain additional exceptions with respect to the dividend, stock repurchases, investment, indebtedness, lien, asset sale, letter of credit and acquisitions and (ii) additional covenants, thus providing the Company with continued financial flexibility in business decisions and strategies. The Facility contains defaulting lender provisions.

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

The total amount of fees associated with letters of credit issued under the Facility were approximately $1.7 million and $5.6 million for the three and nine months ended May 31, 2012, respectively, as compared to $1.9 million and $6.5 million for the three and nine months ended May 31, 2011. These amounts include commitment fees associated with unused credit line availability of approximately $1.0 million and $2.7 million for the three and nine months ended May 31, 2012, respectively, as compared to $0.9 million and $2.6 million for the three and nine months ended May 31, 2011, respectively.

For the three and nine months ended May 31, 2012, we recognized $0.6 million and $1.9 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility, as compared to $1.2 million and $3.6 million, respectively, for the three and nine months ended May 31, 2011. At May 31, 2012, and August 31, 2011, unamortized deferred financing fees related to our Facility were approximately $10.0 million and $11.8 million, respectively.

At May 31, 2012, we were in compliance with the financial covenants contained in the Facility.

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At May 31, 2012, Shaw-Nass had no borrowings under its revolving line of credit and minimal outstanding bank guarantees under the Bahrain Facility. The interest rate applicable to any borrowings is a variable rate (1.22% at May 31, 2012) plus 3.00% per annum. We have provided a 50% guarantee related to the Bahrain Facility.

We have uncommitted, unsecured standby letter of credit facilities with banks outside of our Facility. Fees under these facilities are paid quarterly. At May 31, 2012, and August 31, 2011, there were $1.7 million and $1.9 million of letters of credit outstanding under these facilities, respectively.

Note 10 — Income Taxes

Our consolidated effective tax rate was a benefit of 35% and a provision of 38% for the third quarter and nine months ended May 31, 2012, respectively compared to a benefit of 37% for the corresponding periods ended May 31, 2011.  ASC 740 requires the application of the estimated annual effective rate in determining the interim period tax provision unless a rate cannot be reliably estimated such as when a small change in pre-tax income or loss creates significant variations in the customary relationship between income tax expense or benefit and pre-tax income or loss in interim periods. In such a situation, the interim period tax provision should be based on actual year-to-date results. We recorded our tax provisions for the three and nine months ended May 31, 2012, by applying an estimated annual effective tax rate while the corresponding periods ended May 31, 2011 were based on actual year-to-date results.

The impact of significant discrete items is separately recognized in the quarter in which they occur. We recognize foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably. The third quarter of 2012 includes additional provisions of $1.0 million relating to prior year issues effectively settled with tax authorities as well as additional interest and penalties of $0.2 million. The third quarter of 2011 includes the reversal of provisions for uncertain tax positions relating to research tax credits of $6.6 million, partially offset by adjustments to reconcile tax returns to provisions of $1.4 million as well as additional provisions for uncertain tax positions of $1.4 million.

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

During the third quarter of fiscal year 2012, unrecognized tax benefits decreased $5.3 million. The decrease consists primarily of $6.5 million that are now presented as a current tax payable as a result of effective settlements of tax examinations offset by additional provisions of $1.0 million relating to prior year issues effectively settled with tax authorities, and additional interest and penalties of $0.2 million. As of May 31, 2012, our unrecognized tax benefits were $30.9 million, of which $27.8 million would, if recognized, affect our effective tax rate.

We file income tax returns in numerous tax jurisdictions, including the U.S., most U.S. states and certain non-U.S. jurisdictions including jurisdictions where our subsidiaries execute project-related work. The statute of limitations varies by the various jurisdictions in which we operate. With few exceptions, we are no longer subject to U.S. state and local or non-U.S. income tax examinations by tax authorities for years before fiscal year 2004 and U.S. Federal examinations for years before fiscal 2011. Although we believe our calculations for our tax returns are correct and the positions taken thereon are reasonable, the final outcome of tax audits could be materially different than the resolution we currently anticipate, and those differences could result in significant costs or benefits to us.

The audit of our U.S. federal tax returns for fiscal years 2009 and 2010 by the Internal Revenue Service (IRS) was completed and agreed with during the third quarter of fiscal year 2012.  The IRS has now begun its audits of fiscal year 2011 under a limited focused examination and fiscal year 2012 under its Compliance Assurance Process (CAP).  Under CAP, the IRS works with large business taxpayers on a contemporaneous, real-time basis to resolve issues prior to the filing of tax returns which allows participants to remain current with IRS examinations.

Within the next 12 months, it is reasonably possible that we could decrease our unrecognized tax benefits up to $25 million as a result of the expiration of statutes of limitations and settlements with taxing authorities.

Note 11 — Share-Based Compensation

During the nine months ended May 31, 2012, and 2011, restricted stock units (RSUs) totaling 384,828 shares at a weighted-average grant date fair value of $23.64 per RSU and 312,752 shares at a weighted-average grant date fair value of $30.86 per RSU, respectively, were awarded with vesting over three and approximately four years, respectively.

During the nine months ended May 31, 2012, and 2011, cash-settled restricted stock units (CS RSUs) totaling  688,411 shares at a weighted-average grant date fair value of $23.25 per share and 274,771 shares at a weighted-average grant date fair value of $30.61 per share, respectively, were awarded with vesting over three and approximately four years, respectively. The CS RSUs are classified as liability awards at May 31, 2012, due to the settlement of these awards in cash.

During the nine months ended May 31, 2012, there were no options awarded. During the nine months ended May 31, 2011, options for the purchase of 620,089 shares at a weighted-average exercise price of $30.79 per share were awarded, vesting over approximately four years. There were no significant changes in the assumptions or estimates used in the valuation of options subsequent to our year-end, August 31, 2011.

During the nine months ended May 31, 2012, and 2011, options were exercised for the purchase of 273,611 shares at a weighted-average exercise price of $21.67 per share and 482,865 shares at a weighted-average exercise price of $22.52 per share, respectively.

During the nine months ended May 31, 2012, there were no stock appreciation rights (SARs) awarded. During the nine months ended May 31, 2011, we awarded 359,364 SARs at a weighted average exercise price of $30.56 per share, vesting over approximately four years. The SARs are classified as liability awards at May 31, 2012, due to the settlement of these awards in cash. The Binomial valuation model was used to re-measure the fair value of the SARs at May 31, 2012.

During the nine months ended May 31, 2012, we awarded 11,661,500 performance cash units (PCUs), at a weighted average grant date fair value of $1.10 per unit, vesting over approximately three years. During the nine months ended May 31, 2012, 1,275,000 PCUs were forfeited. The PCUs represent the right to receive $1 for each earned PCU if specified performance goals are met over the three-year performance period. The PCU recipients may earn between 0% and 200% of their individual target award amount depending on the level of performance achieved. The fair value of PCUs was estimated at the grant date based on the probability of satisfying the performance goals associated with the PCUs using a Monte Carlo simulation model. The PCUs are classified as liability awards at May 31, 2012, due to the settlement of these awards in cash. The Monte Carlo Simulation model was used to re-measure the fair value of the PCUs at May 31, 2012. There were no PCUs awarded during the nine months ended May 31, 2011.

Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period.

For additional information related to these share-based compensation plans, see Note 13 – Share-Based Compensation of our consolidated financial statements in our 2011 Form 10-K.

Note 12 — Contingencies and Commitments

Legal Proceedings

In the normal course of business, we are involved in a variety of legal proceedings, liability claims or contract disputes in many jurisdictions around the world. Some of these legal proceedings are associated with the performance of our services. At times, the nature of our business leads to disputes with clients, subcontractors and vendors relating to our entitlement to additional revenue and/or reduced costs. Occasionally, these disputes lead to our clients, subcontractors and vendors presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. In such matters, we evaluate both our claims against the client as well as any disputes and/or counterclaims asserted against us by the client or opposing party pursuant to ASC 450, and we record the probable outcome based upon this analysis. For an additional discussion of our claims on major projects, see Note 16 – Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts. The actual outcomes may differ materially from our analysis.

On November 12, 2010, the jury returned a split verdict in a dispute between our subsidiary, Stone & Webster, Inc. (S&W), and Xcel Energy (d/b/a Public Service of Colorado) related to Xcel Energy’s coal-fired power plant project in Pueblo, Colorado. As a result of this verdict, our Power segment recorded a reduction in gross profit of $63.4 million in the period ended November 30, 2010. During the first quarter of fiscal year 2012, we collected in excess of $40 million in outstanding receivables from Xcel Energy, which effectively closed this matter.

In connection with an EPC contract executed by our Power segment for a 600 MW steam turbine electrical generation plant in the U.S., we commenced an arbitration proceeding against our client for this project seeking the return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment, and outstanding monies owed under our contract. In addition, we commenced an arbitration proceeding with our equipment and services supplier on this project. During the first quarter of fiscal year 2012, we contemporaneously settled all remaining disputes with our client and the equipment supplier.

In connection with an approximate $28.1 million contract executed by our F&M segment to supply fabricated pipe spools to a manufacturing facility in the U.S., our client filed a lawsuit in the U.S. District Court for the Eastern District of Washington alleging that shop-welding on the pipe spools we supplied were deficient and that the deliveries for some of the pipe spools were untimely. We reached a settlement with our client on this matter in October 2011 and recorded a $16.8 million charge to cost of revenue in fiscal year 2011 and are currently seeking recovery from our insurers. We paid the amounts due to our client in the first quarter of fiscal year 2012, which effectively closed this matter with our client. However, we continue to seek partial recovery from our insurers.

In connection with a cost reimbursable contract executed by our Power segment for the engineering, procurement and construction of flue gas desulfurization systems at three power generating facilities, we were involved in litigation with the client in the U.S. District Court, District of Maryland and the U.S. District Court, Southern District of New York.  On January 14, 2011, we commenced the Maryland action with the filing of petitions to establish and enforce mechanics liens against the three projects in an amount totaling approximately $143.0 million. On February 24, 2011, the client filed a motion in the Maryland court to stay or sever and transfer the lien actions to the U.S. District Court Southern District of New York. At that time, the client also filed a declaratory judgment action in the New York court that sought to address the same issues raised in the lien actions and specifically requested a finding that the client was not required to pay us amounts claimed by us. On March 7, 2011, we filed an answer and counterclaim to the client’s declaratory judgment action in which we denied the client had any valid basis for refusing payment and demanded payment of sums due us of not less than $200.0 million. On June 24, 2011, we filed a motion in the Maryland court to amend our liens to a total amount of approximately $233.0 million, and on August 16, 2011, the court issued orders supplementing the liens to the total amount of approximately $233.0 million. The client subsequently declared that substantial completion had been achieved and paid us approximately $68 million. As a result of that payment, our liens and counterclaim were  reduced respectively to total approximately $165 million. The trial was scheduled to commence in June 2012. On June 5, 2012, we settled all outstanding claims and counterclaims with the client arising under the contract. As a result of the settlement, we recorded a $20.1 million charge to earnings in the three months ended May 31, 2012. On June 11, 2012, we collected approximately $107 million in cash, representing all of the remaining net accounts receivable associated with the project, which effectively ends this matter.

For additional information related to our claims on major projects, see Note 16 – Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts.

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	warranties, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We attempt to limit our exposure through the use of the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims and disputes with clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 5 – Accounts Receivable, Concentrations of Credit Risk and Inventories, Note 16 – Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts and Legal Proceedings above for further discussion on these matters.

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured, and cash collateralized) was approximately $351.9 million and $456.1 million at May 31, 2012, and August 31, 2011, respectively. Of the amount of outstanding letters of credit at May 31, 2012, $228.0 million are performance letters of credit issued to our clients. Of the $228.0 million, five clients held $194.8 million or 85.5% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $60.0 million.

In the ordinary course of business, we enter into various agreements providing financial or performance assurances to clients that may cover certain unconsolidated partnerships, joint ventures or other jointly executed contracts. These agreements are entered into primarily to support the project execution commitments and are generally a guaranty of our own performance. These assurances have various expiration dates ranging from mechanical completion of the facilities being constructed to a period extending beyond contract completion. The maximum potential payment amount of an outstanding performance guarantee is the remaining cost of work to be performed under engineering and construction contracts. Amounts that may be required to be paid in excess of our estimated cost to complete contracts in progress are not estimable. For cost reimbursable contracts, amounts that may become payable pursuant to guarantee provisions are normally recoverable from the client for work performed under the contract. For fixed price contracts, this amount is the cost to complete the contracted work less amounts remaining to be billed to the client under the contract. Remaining billable amounts could be greater or less than the cost to complete. In those cases where cost exceeds the remaining amounts payable under the contract, we may have recourse to third parties such as owners, co-venturers, subcontractors or vendors.

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our Environmental and Infrastructure (E&I) segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs.  There are no recent additions to the LandBank portfolio of properties, and at this time we are not pursuing additional opportunities. Accordingly, we are not incurring incremental environmental liability beyond the portfolio that currently exists. Existing liabilities are reviewed quarterly, or more frequently, as additional information becomes available. We also have insurance coverage that helps mitigate our liability exposure. At May 31, 2012, and August 31, 2011, our E&I segment had approximately $1.4 million and $1.9 million, respectively, of environmental liabilities recorded in other liabilities in the accompanying balance sheets. LandBank environmental liability exposure beyond that which is recorded is estimated to be immaterial.

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

Note 13 — Supplemental Disclosure to Earnings (Losses) Per Common Share

Weighted average shares outstanding for the three and nine months ended May 31, 2012, and 2011, were as follows (in thousands):

	Three Months Ended		Nine months Ended
	2012	2011	2012	2011

Basic	65,932	78,748	67,925	82,948
Diluted:
Stock options	—	—	621	—
Restricted stock	—	—	425	—
Diluted	65,932	78,748	68,971	82,948

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	Three Months Ended		Nine months Ended
	2012	2011	2012	2011

Stock options	3,663	4,084	1,817	4,173
Restricted stock	972	1,506	271	1,837

Note 14 — Employee Benefit Plans

The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three and nine months ended May 31, 2012, and 2011 (in thousands):

	Three Months Ended		Nine months Ended
	2012	2011	2012	2011
Service cost	$18	$40	$56	$114
Interest cost	1,903	2,006	5,934	5,875
Expected return on plan assets	(1,996)	(2,139)	(6,229)	(6,257)
Amortization of net loss	746	950	2,327	2,783
Amortization of prior service cost	9	11	31	33
Total net pension expense	$680	$868	$2,119	$2,548

We expect to contribute $4.7 million, adjusted for foreign-exchange translation, to our pension plans in fiscal year 2012. As of May 31, 2012, we have made $3.6 million in contributions to these plans.

The disposition of a substantial portion of the E&C segment could affect future funding requirements for two of our foreign defined benefit plans.  The amount of additional regulatory required funding, if any, is unable to be currently determined.

Note 15 — Related Party Transactions

The following table summarizes related party transactions with unconsolidated entities included in our consolidated financial statements for the nine months ended May 31, 2012, and 2011, and at May 31, 2012, and August 31, 2011 (in thousands):

	2012	2011
Revenue from unconsolidated entities	$57,617	$12,835

	May 31, 2012	August 31, 2011
Accounts and other receivables from unconsolidated entities	$5,142	$5,190
Advances to unconsolidated entities	$23	$15

At times, we enter into material contractual arrangements with Westinghouse.  NEH, a wholly owned special purpose entity, owns a 20% interest in Westinghouse (see Note 6 – Investment in Westinghouse and Related Agreements and Note 7 – Equity Method Investments and Variable Interest Entities).

Note 16 —Accounting for Claims, Unapproved Change Orders, Backcharges and Incentives on Long-Term Construction Contracts

Claims include amounts in excess of the original contract price (as it may be adjusted for approved change orders) that we seek to collect from our clients for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs, and are included in estimated revenues when recovery of the amounts is probable and the costs can be reasonably estimated. Similarly, backcharges and claims against vendors, subcontractors and others are included in our cost estimates as a reduction in total estimated costs when recovery of the amounts is probable and the costs can be reasonably estimated.

Claims and backcharges are recorded at the amount deemed probable of recovery up to the amount of estimated costs, and profit is not recorded until the claim or backcharge is resolved. The recognition of these items may increase gross profit or reduce gross loss on the related projects as compared to the gross profit/gross loss that would have been recognized had no claim revenue been recorded. Claims receivable are included in costs and estimated earnings in excess of billings on uncompleted contracts on the accompanying consolidated balance sheets.

We enter into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract estimated value. We believe the terms of such contracts indicate costs are to be reimbursed by our clients. However, we typically process change notice requests to document agreement as to scope and price and thereby mitigate potential exposure relative to costs incurred in excess of agreed upon contract value. Due to the nature of these items, we have not classified and disclosed costs incurred in excess of agreed upon contract value as unapproved change orders.

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at May 31, 2012, and 2011, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2012	Fiscal Year 2011
Amounts included in project estimates-at-completion at September 1	$448.3	$111.6
Changes in estimates-at-completion	401.3	307.3
Approved	(489.4)	(59.7)
Amounts included in project estimates-at-completion at May 31, for unapproved change orders and claims	$360.2	$359.2

Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at May 31	$94.1	$91.7

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in our Legal Proceedings in Note 12 – Contingencies and Commitments and Note 7 – Equity Method Investments and Variable Interest Entities.

The majority of the amounts included in the project estimates-at-completion in the table above relate to engineering, equipment supply, material fabrication, and construction cost estimates and costs from regulatory required design changes and delays in our clients’ obtaining combined operating licenses (COLs) for two nuclear power reactors in Georgia. Under the provisions of this contract, we have entered into a formal dispute resolution process on certain claims associated with backfill activities included within construction costs at the site.  As provided in the contract, we have received a partial funding payment from our customer of $29.0 million related to the backfill costs while the dispute resolution process continues.  Should we not prevail in this dispute, we may be required to repay a portion or all of this amount. We continue to discuss with our client the impact of the remaining elements of the unapproved change orders associated with this project.  Should the matters in Georgia proceed to formal dispute resolution, our contract calls for the clients to co-fund our costs until the matters are resolved.

In connection with our consortium agreement for the design and construction of two domestic nuclear power reactors in South Carolina, we reached a preliminary agreement with the client to settle certain change orders resulting from regulatory required design changes and COL issuance delays on the project. However, this preliminary agreement has not yet been formalized in an official change order. As a result of this preliminary agreement these costs have been excluded from the total of unapproved change orders presented above.

We believe the amounts included in the table above related to all of our AP1000 nuclear and other projects are recoverable from our clients under existing provisions of our contractual arrangements. The nuclear power projects have a long construction duration and the cost estimates cover costs that will not be incurred for several years.  It is expected that the cost estimates resulting from the design changes and COL delays will continue to be refined as more information becomes available. It is possible that these commercial matters may not be resolved in the near term.

Under the terms of two consortium agreements with WEC, which is our EPC partner, to design and construct the four nuclear power reactors, we perform much of the pipe, steel and modular fabrication and assembly, and certain engineering and construction related activities on the domestic AP1000 nuclear projects, with WEC being responsible for the nuclear island engineering and equipment supply. During the quarter ended February 29, 2012, we signed a memorandum of understanding with WEC (“the WEC MOU”) wherein WEC has the obligation, in addition to obligations under the original consortium agreement, to reimburse us for material and fabrication costs associated with design changes to the extent these costs are not recovered from our clients. Accordingly, amounts which may be recovered under the WEC MOU have been excluded from the unapproved change orders and claims presented in the table above, even when we are seeking recovery from the client.  These consortium agreements, as supplemented by the WEC MOU, provide a contractual mechanism for cost sharing to the extent project costs exceed certain thresholds and are not recovered from our clients. Our costs, including construction related expenses, resulting from the design changes and delays in issuance of the COLs would be considered within this cost sharing mechanism.  As of May 31, 2012, we estimate that our recovery under these consortium agreements and the related WEC MOU is approximately $254 million, which has been excluded from the presentation of unapproved change orders in the above table.   The amounts recoverable from WEC will decline to the extent we recover the costs from our clients.

In the ordinary course of business, the Company enters into various agreements and guarantees to clients.  While in most cases these performance risks are offset by similar guarantees by our suppliers, there are instances where the full extent of the exposure is not eliminated.

In general, if we collect amounts differing from the amounts that we have recorded as unapproved change orders/claims receivable on any of our projects, that difference will be reflected in the estimate at completion (EAC) used in determining contract profit or loss. Timing of claim collections is uncertain and depends on such items as regulatory approvals, negotiated settlements, trial date scheduling and other dispute resolution processes pursuant to the contracts. As a result, we may not collect our unapproved change orders/claims receivable within the next twelve months. Should we not prevail in these matters, the outcome could have an adverse effect on our statements of operations and statement of cash flows.

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

We include in our EAC revenue an estimate of the probable amounts of the incentive fees we expect to earn if we achieve the agreed-upon criteria. We bill incentive fees based on the terms and conditions of the individual contracts which may allow billing over the performance period of the contract or only after the target criterion have been achieved. We generally recognize incentive fee revenue using the percentage of completion method of accounting. As the contract progresses and more information becomes available, the estimate of the anticipated incentive fee that will be earned is revised as necessary. Incentive fees which have been recognized but not billed are included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets. Incentive fees that have been billed but for which we have not recognized as revenue are included in the advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets.

At May 31, 2012, and August 31, 2011, our project EACs included approximately $92.8 million and $109.0 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement.  We have recorded $62.9 million and $64.8 million as of May 31, 2012, and August 31, 2011, respectively, of these estimated amounts in revenues for the related contracts. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced.

Note 17 — Business Segments

Our reportable segments are Power; Plant Services; Environmental and Infrastructure (E&I); Fabrication and Manufacturing (F&M); Energy and Chemicals (E&C); Investment in Westinghouse; and Corporate.

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

The F&M segment provides integrated fabricated piping systems and services for new construction, site expansion and retrofit projects for power generating energy, chemical and petrochemical plants.  We operate several pipe and steel fabrication facilities in the U.S. and abroad.  We also operate two manufacturing facilities that provide pipe fittings for our pipe fabrication services operations, as well as to third parties. In addition, we operate several distribution centers in the U.S., which distribute our products to clients.  The F&M segment does not manufacture pipe or steel, but rather purchases these products from third parties.

The E&C segment provides a range of project-related services, including design, engineering, construction, procurement, technology and consulting services, primarily to the oil and gas, refinery, petrochemical and chemical industries.  On May 21, 2012, we entered into a definitive agreement to sell substantially all of the business of the E&C segment to Technip.  The divestiture is anticipated to be complete in our fourth quarter of the current fiscal year.  We will retain certain Toronto-based operations for which we are currently reviewing future options for this location, including winding down operations.  We will also retain our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion.  See Note 20 – Disposal of E&C Segment Assets for additional information.

The Investment in Westinghouse segment includes the 20 percent equity interest (Westinghouse Equity) in Westinghouse, held by Nuclear Energy Holdings (NEH), our wholly owned special purpose subsidiary, and the Westinghouse Bonds. WEC serves the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. Please see Note 6 – Investment in Westinghouse and Related Agreements, Note 7 – Equity Method Investments and Variable Interest Entities and Note 9 – Debt and Revolving Lines of Credit for additional information.

The Corporate segment includes corporate management and expenses associated with managing the company as a whole. These expenses include compensation and benefits of corporate management and staff, legal and professional fees and administrative and general expenses that are not allocated to other segments. Our Corporate assets primarily include cash, cash equivalents and short-term investments held by the corporate entities, property and equipment related to the corporate headquarters and certain information technology assets.

The following tables present certain financial information for our segments for the three and nine months ended May 31, 2012, and 2011 (in millions except percentages):

	Three Months Ended		Nine months Ended
	2012	2011	2012	2011
Revenues:
Power	$497.5	$546.5	$1,442.8	$1,609.8
Plant Services	292.4	286.0	911.3	743.8
E&I	482.5	461.3	1,354.5	1,369.9
F&M	130.2	102.4	382.1	302.2
E&C	158.2	93.8	462.4	432.4
Corporate	—	—	—	—
Total revenues	$1,560.8	$1,490.0	$4,553.1	$4,458.1
Gross profit:
Power	$(12.9)	$34.8	$22.2	$62.0
Plant Services	22.5	17.6	66.6	56.9
E&I	48.8	46.6	119.4	130.8
F&M	20.8	14.0	71.0	45.6
E&C	(23.3)	(104.0)	4.4	(110.9)
Corporate	0.6	1.1	1.5	3.3
Total gross profit	$56.5	$10.1	$285.1	$187.7

Gross profit percentage:
Power	(2.6)%	6.4%	1.5%	3.9%
Plant Services	7.7	6.2	7.3	7.6
E&I	10.1	10.1	8.8	9.5
F&M	16.0	13.7	18.6	15.1
E&C	(14.7)	(110.9)	1.0	(25.6)
Corporate	NM	NM	NM	NM
Total gross profit percentage	3.6%	0.7%	6.3%	4.2%

Selling, general and administrative expenses:
Power	$8.7	$11.4	$26.1	$34.0
Plant Services	2.7	3.1	8.1	8.1
E&I	17.7	18.4	52.8	55.5
F&M	6.6	8.1	24.5	24.0
E&C	10.4	11.1	31.9	35.1
Investment in Westinghouse	—	0.4	0.1	1.2
Corporate	12.2	18.6	46.2	57.1
Total selling, general and administrative expense	$58.3	$71.1	$189.7	$215.0

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$(22.3)	$23.2	$(3.8)	$31.7
Plant Services	19.7	14.6	58.5	49.0
E&I	31.4	28.8	68.4	77.2
F&M	14.6	6.0	47.6	21.5
E&C	(33.0)	(111.9)	(26.1)	(135.9)
Investment in Westinghouse	(32.6)	(25.7)	23.2	(106.8)
Corporate	(12.1)	(64.6)	(45.6)	(98.7)
Total income (loss) before income taxes and earnings (losses) from unconsolidated entities	$(34.3)	$(129.6)	$122.2	$(162.0)

NM — Not Meaningful

Our segments’ assets were as follows (in millions):
	May 31, 2012	August 31, 2011
Assets:
Power	$1,884.4	$2,129.0
Plant Services	345.3	270.2
E&I	1,079.1	1,060.9
F&M	705.6	710.0
E&C	565.4	482.9
Investment in Westinghouse	1,213.2	1,266.4
Corporate	350.3	404.3
Total segment assets	6,143.3	6,323.7
Elimination of investment in consolidated subsidiaries	(562.1)	(368.3)
Elimination of intercompany receivables	(622.2)	(468.4)
Income taxes not allocated to segments	—	—
Total consolidated assets	$4,959.0	$5,487.0

Major Clients

Revenues related to U.S. government agencies or entities owned by the U.S. government were approximately $362.0 million and $985.3 million, respectively for the three and nine months ended May 31, 2012, representing approximately 23.2% and 21.6% of our total revenues, respectively.  For the three and nine months ended May 31, 2011, we recorded revenues related to the U.S. government of approximately $331.9 million and $922.3 million, respectively, representing approximately 22.3% and 20.7%, respectively, of our total revenues for each period.

Note 18 — Supplemental Cash Flow Information

Supplemental cash flow information for the nine months ended May 31, 2012, and 2011, is presented below (in thousands):

	Nine months Ended
	2012	2011
Cash payments (receipts) for:
Interest, net of capitalized interest	$39,348	$36,282
Income taxes, net refunds	$(27,729)	$40,309
Non-cash investing and financing activities:
Additions to property, plant, and equipment	$7,499	$—
Contingency consideration for CPE acquisition	$—	$9,667
Interest rate swap contract on JYP-denominated bonds, net of deferred tax of $5,456 and $3,281, respectively	$(8,715)	$(5,153)
Equity in unconsolidated entities’ other comprehensive income, net of deferred tax of $(6,907) and $10,931, respectively	$11,034	$(17,169)
Financed software maintenance agreements	$8,177	$—

Note 19 —Share Repurchase Program

During fiscal year 2011, our Board of Directors authorized two separate share repurchase programs of our common stock.  Under the first share repurchase program, authorized in December 2010 and completed in May 2011, we expended approximately $500.0 million to repurchase 13,688,354 shares at a weighted average cost of $36.51 per share.  In June 2011, the second share repurchase program authorized the repurchase of up to $500.0 million of our common stock, at times and in such amounts as management deems appropriate.  As of August 31, 2011, we repurchased 945,100 shares under the second repurchase program at a weighted average cost of $23.01 per share and a cost of $21.8 million, including commissions. During the second quarter of fiscal year 2012, we completed a modified Dutch auction tender offer, which resulted in 6,185,567 shares being repurchased at a purchase price of $24.25 per share, for an aggregate cost of $152.1 million, including fees and expenses.  The Company funded the share purchases with available cash.  All repurchased shares are held in treasury and are available for reissuance.

We currently have an open authorization to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility. See Note 9 – Debt and Revolving Lines of Credit for additional information on our Facility.

Note 20 – Disposal of E&C Segment Assets

Assets and Liabilities Held for Sale

On May 21, 2012, we entered into a definitive agreement to sell substantially all of the business of the E&C segment to Technip (the “E&C Sale”) for approximately $300 million in cash consideration, subject to adjustment based on the segment’s debt and working capital levels at closing.  The divestiture is anticipated to be complete in our fourth quarter of the current fiscal year.

     All assets and liabilities included in the definitive agreement have been classified as held for sale on our balance sheet and reported at the lower of their carrying value or their fair value based on current market conditions and expected proceeds for the sale of the assets based on Level 3 fair value assumptions related to anticipated cash flows associated with the sale agreement.  Our evaluation of the carrying value of the intangible assets associated with the anticipated sale did not result in any impairment being recorded.  The following table presents the assets and liabilities that were classified as held for sale at May 31, 2012 (in thousands):

May 31, 2012
Restricted and escrowed cash and cash equivalents	$666
Accounts receivable, including retainage, net	$45,580
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	$32,485
Deferred income taxes	$290
Prepaid expenses and other current assets	$5,974
Current assets held for sale	$84,995

Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	$10,951
Property and equipment, net of accumulated depreciation of $21.6 million	$13,087
Goodwill	$138,524
Intangible assets	$11,414
Deferred income taxes	$1,270
Other assets	$874
Long-term assets held for sale	$176,120

Accounts payable	$14,679
Accrued salaries, wages and benefits	$3,921
Other accrued liabilities	$20,358
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	$29,500
Current liabilities held for sale	$68,458

Other liabilities	$231
Long-term liabilities held for sale	$231

Retained Operations

The E&C sale will exclude certain Toronto-based operations.  We are currently reviewing future options for this location, including winding down operations.  We recorded an asset impairment charge of approximately $3.3 million for leasehold improvements of the Toronto-based operations, included within selling, general and administrative expenses (S,G&A) for the quarter ended May 31, 2012.

Additionally, we will maintain our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion. The majority of our employees working on this project are expected to transfer to Technip, who will second them back to us until the expected completion of the project.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements and information in this Quarterly Report on Form 10-Q (Form 10-Q) may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could” or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. However, the absence of these words does not mean that the statements are not forward-looking. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, there can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions that could cause actual results to differ materially from our historical experience and from present expectations or projections. Known material factors that could cause actual results to differ from those in the forward-looking statements include, but are not limited to:

•	depressed global economic conditions;

•	changes in demand for our products and services;

•	our ability to obtain new contracts for large-scale domestic and international projects and the timing of the performance of these contracts;

•	changes in the nature of the individual markets in which our clients operate;

•	project management risks, including additional costs, reductions in revenues, claims, disputes and the payment of liquidated damages;

•	the nature of our contracts, particularly fixed-price contracts, and the impact of possible misestimates and/or cost escalations associated with our contracts;

•	the ability of our clients to unilaterally terminate our contracts;

•	our ability to collect funds on work performed for domestic and foreign government agencies and private sector clients that are facing financial challenges;

•	delays and/or defaults in client payments;

•	unexpected adjustments and cancellations to our backlog as a result of current economic conditions or otherwise;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on one or a few significant clients, partners, subcontractors and equipment manufacturers;

•	potential contractual and operational costs related to our environmental and infrastructure operations;

•
results of audits of U.S. government contracts, including audits of our internal controls systems, cost reviews and investigations by federal governmental contracting oversight agencies that could result in the disallowance of costs or withholding of payments;

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses our financial position at May 31, 2012, and the results of our operations for the three and nine months ended May 31, 2012, and 2011. The following discussion should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein, and (2) the consolidated financial statements and accompanying notes to our 2011 Form 10-K.

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
•      Fabrication & Manufacturing (F&M),
•      Energy & Chemicals (E&C),
•      Investment in Westinghouse, and
•      Corporate

Power Segment

Our Power segment provides a range of services, including design, EPC, technology and consulting services, primarily to the fossil and nuclear power generation industries.

Nuclear Power Generation.  Approximately 21% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services, including engineering, design, procurement, construction, and project management, to the domestic and international nuclear power industry. We have been awarded three EPC contracts to build six AP1000 nuclear power units in the U.S. — two units each for Georgia Power, South Carolina Electric & Gas and Progress Energy. In China, we are providing technical and project management services for four AP1000 nuclear power units at two sites and have an initial contract for an additional two AP1000 nuclear units at a third site.

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

Gas-Fired Generation. Approximately 29% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their assets. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but have comparatively higher operating costs. We expect power producers to increase capital spending in the U.S. on gas-fired power plants to take advantage of relatively inexpensive natural gas prices. We expect gas-fired power plants to continue to be an important component of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area. We recently completed a combined-cycle gas turbine (CCGT) gas plant in North Carolina and one in Nevada. In March 2012, we received full notice to proceed on the nominal 550-megawatt CCGT plant for Entergy’s Ninemile Point Steam Electric Station near New Orleans, Louisiana, and are now currently building CCGT gas plants in North Carolina and Louisiana.

In June 2012, Shaw announced it will team with NET Power, Exelon and Toshiba to develop a new gas-fired power generation technology called NET Power that will produce cost-effective electric power with little to no air emissions.  The new technology, if proven, is based on a high-pressure supercritical carbon dioxide oxyfuel power cycle.  The primary byproduct is pipeline quality, high-pressure carbon dioxide, which can be used for enhanced oil recovery.  Shaw will acquire up to 50 percent of the NET Power LLC through a commitment to invest up to $50.4 million, contingent upon demonstration of technological feasibility, and will have exclusive rights to engineer, procure and construct NET Power plants.

Clean Coal-Fired Generation.  Approximately 36% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital-intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, emissions regulations and uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, have caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe coal will continue to be a component of future U.S. energy generation, and we intend to capture a significant share of any new-build, retrofit or expansion projects.

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

In July 2011, the EPA finalized the Cross-State Air Pollution Rule (CSAPR), which is designed to reduce sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions. In December 2011, the United States Court of Appeals for the D.C. Circuit issued its ruling to stay the CSAPR pending judicial review. The EPA has made adjustments to its rule through June 2012, and a Court decision is still awaited.  In December 2011, the EPA issued the final Mercury and Air Toxics Standards for power plants, which replaces the court-vacated Clean Air Mercury Rule.  As the first-ever national standard for mercury and other hazardous air pollutants from power plants, Mercury and Air Toxics Standards requires many power plants to install pollution-control technologies to reduce these emissions. In addition, the EPA has adopted regulatory initiatives controlling greenhouse gas emissions under existing provisions of the federal Clean Air Act including rules that require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources and the monitoring and reporting of greenhouse gases from specified industry segments. Owners or operators of regulated facilities that must restrict emissions of greenhouse gases will be required to reduce those emissions through the implementation of best-available control technologies that are determined by state or federal permitting authorities on a case-by-case basis.

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

Nuclear Plant Maintenance and Modifications. Shaw is the leading provider of nuclear maintenance, providing systemwide maintenance and modification services to 45 of the 104 operating nuclear power reactors, including the country’s two largest fleets.  Those services include engineering, maintenance, and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates, and performance improvements.

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

Fossil Plant Maintenance and Modifications. In addition to nuclear plant maintenance, we provide or offer services to fossil generating facilities including coal and natural gas plants. Our nuclear maintenance expertise and construction planning and execution skills support the services we provide to fossil power clients. In the second quarter of fiscal year 2012, Shaw signed a new contract with Arizona Public Service (APS) Co. to provide maintenance and construction services to 9 fossil power plants in Arizona and New Mexico. Shaw also provides maintenance, modifications, construction and radiological protection services to APS’ Palo Verde Nuclear Generating Station.

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

We fabricate complex piping systems using carbon steel, stainless, nickel, titanium, aluminum, and chrome moly pipe purchased from third parties. We fabricate the pipe by cutting it to specified lengths; welding fittings, flanges or other components on the pipe; and/or bending the pipe to precise client specifications using our unique pipe-bending technology. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated, and efficient pipe-bending technology of its kind. Using this technology, we bend carbon steel and alloy pipe for industrial, commercial, and architectural applications. Delivering piping systems that have been pre-fabricated to client specifications to a project site can provide significant savings in labor, time, and material costs as compared to field fabrication. Bent pipe also provides greater strength and production enhancements over piping systems with welding-in fittings and is a preferred method. Additionally, we have implemented a robotics welding program, as well as automated and semi-automated welding processes and production technology, that we believe results in increased productivity and quality.

We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico, and Venezuela, as well as through a joint venture in Bahrain, a newly constructed facility in Abu Dhabi, United Arab Emirates and a new joint venture operating out of two facilities in Brazil. Our South Carolina facility is certified to fabricate pipe for nuclear power plants and maintains American Society of Mechanical Engineers nuclear component certification.

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

Module Fabrication and Assembly. We operate a module fabrication and assembly facility in Lake Charles, Louisiana that is believed to be the first of its kind in the U.S. The facility currently produces structural, piping and equipment modules for nuclear power plants, but could also produce products for other industries, such as offshore oil and gas extraction facilities. The facility uses our industry-leading technologies and our proprietary operations management systems. We currently are producing modules for the first nuclear power plants awarded in the U.S. in more than 30 years, all of which will use AP1000 modular technology.

We seek to minimize the net working capital requirements of our F&M segment by contemporaneously invoicing clients when we purchase materials for our pipe, steel and modular fabrication contracts.  Our invoices generally do not include extended payment terms, nor do we offer significant rights of return.  These contracts typically represent the majority of the business volume of our F&M segment.

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

On May 21, 2012, we entered into a definitive agreement to sell substantially all of the business of the E&C segment to Technip S.A.  The E&C Sale does not include certain Toronto-based operations for which we are currently reviewing future options for this location, including winding down operations.  The E&C Sale also excludes our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20 percent equity interest (Westinghouse Equity) in Westinghouse, held by Nuclear Energy Holdings (NEH), our wholly owned special purpose subsidiary, and the Westinghouse Bonds.  Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear power plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power plants. We believe Westinghouse products and services are being used in approximately half of the world’s operating nuclear power plants, including 60 percent of those in the U.S. Internationally, Westinghouse technology is being used for five reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries.  In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two reactors under construction in South Carolina and selected for two more under contract in Florida. Please see our disclosures under Note 6 – Investment in Westinghouse and Related Agreements, Note 7 — Equity Method Investments and Variable Interest Entities and Note 9 — Debt and Revolving Lines of Credit and Liquidity for additional information related to our Investment in Westinghouse segment and circumstances in which NEH’s Westinghouse Equity may be re-purchased by Toshiba.

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

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $53.7 million at May 31, 2012. We may recognize a non-operating gain once the Put Options are settled resulting principally from foreign exchange movements. If we had exercised the Put Options at May 31, 2012, the gain would have been approximately $481.1 million pre-tax. The actual gain or loss will be determined at settlement.

If the Put Options had been exercised on May 31, 2012, the following consolidated balance sheet accounts would have been reduced as follows:

Cash and cash equivalents	$74,967
Deferred income taxes	$245,517
Investment in Westinghouse	$990,473
Prepaid and other current assets	$1,477
Other accrued liabilities	$28,764
Japanese Yen-denominated bonds secured by Investment in Westinghouse	$1,627,599
Interest rate swap contract on Japanese-Yen denominated bonds	$12,888

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

Overview of Results and Outlook

Our financial results for the third quarter of fiscal year 2012 reflected mixed operational performance from our operating segments.  Our financial results were also significantly impacted by additional costs incurred within our E&C operating segment related to costs associated with the segment’s divestiture and other costs associated with winding down the E&C segment operations, as well as non-cash foreign exchange translation losses associated with our JPY-denominated Westinghouse Bonds.

Our Power segment was adversely affected by volume declines on new build coal-fired projects and decreased activity on several significant new build gas-fired projects nearing completion as well as a $20.1 million pre-tax charge related to a legal settlement on an AQC project.  These decreases were partially offset by increased, but lower than expected, revenues on the EPC contracts to design and construct four nuclear power reactors in the United States.  Revenues on these EPC contracts were lower than expected due, in part, to delays in the issuance of combined operating licenses (COL) to our clients by the Nuclear Regulatory Commission.

In the quarter ended February 29, 2012, one of our domestic EPC contracts for two AP1000 nuclear power units in Georgia received its COL.  On March 30, 2012, our domestic EPC contract for two AP1000 nuclear power units in South Carolina received its COL.  Receipt of the COL in each of these instances allows increased amounts of construction activities to commence, such as the placement of safety-related rebar and pouring of concrete.  On April 19, 2012, our client provided us full notice to proceed on the contract in South Carolina, which resulted in us booking the balance (i.e. the majority) of this project into our backlog of unfilled orders.  Also in March 2012, subsequent to final regulatory approval, our client provided us full notice to proceed on a previously awarded EPC contract for a natural gas turbine plant.  We expect operations to be favorably impacted as construction activities increase on each of these projects.

In May 2012 our customer for our domestic EPC contract for two AP1000 nuclear power units in Florida recently announced a delay in the plant’s online date to 2024.  We continue to perform limited engineering and support services and our contract with the client remains in effect. Consequently, we have removed a substantial portion of the contract value from our backlog as a result of the extended timeline. The net reduction in backlog as a result of this determination, offset by the increase in backlog for the two AP1000 nuclear power units in South Carolina, was $1.0 billion.

Our Plant Services segment continues to perform at what we believe is an industry leading level and as a result, has been able to win work from new clients for additional nuclear power plant maintenance and outage work as well as fossil power plant maintenance. This segment experienced increased profits in the third quarter of fiscal year 2012, as compared to the same period in the prior fiscal year.  The increase was primarily due to the mix of clients serviced in our nuclear plant outage maintenance work, as margins differ amongst projects.  The volume of business within Plant Services is typically seasonal in nature due to the timing of nuclear refueling outages.  Utilities typically schedule nuclear refueling outages during lower energy consumption periods in the fall and spring, which correspond with the first and third quarters of Shaw’s fiscal year.

Our E&I segment experienced a slight increase in revenues while profits decreased as compared to the same period in fiscal year 2011 due to a mix of executed work.  E&I’s quarterly activity was driven primarily by our MOX project for the DOE in South Carolina.  This segment’s federal business has been impacted by delays on certain held contracts and new federal procurements, as well as by increased competition.

Our F&M segment experienced increased revenue and profits for the third quarter of fiscal year 2012, compared to the same period in the prior fiscal year as production continues to increase on work for the nuclear power plants our Power segment is executing in Georgia and South Carolina, and as general market conditions continue to improve.  Production commenced at our new pipe fabrication joint venture facility in the UAE during the first quarter of fiscal year 2012.  Additionally, we expect a new pipe fabrication joint venture in Brazil to commence in the fourth quarter of fiscal year 2012.  The new facilities evidence opportunities in growing international markets for pipe and steel fabrication in shops versus traditional field construction fabrication, as plant fabrication offers the advantages of consistent quality, permanent local employment and, depending on the location, reduced costs and security concerns when compared to field construction fabrication.

On May 21, 2012, we entered into a definitive agreement to sell substantially all of the business of the E&C segment to Technip for approximately $300.0 million in cash consideration, subject to adjustment based on the segment’s debt and working capital levels at closing.  We will retain our Toronto-based operations and are currently reviewing future options for this location, including winding down operations. Additionally, we will maintain our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion.  During the third quarter of fiscal year 2012, we recorded a charge of approximately $28.4 million related to the E&C divestiture and other costs associated with winding down E&C operations.  We expect to record a gain of approximately $15 million pre-tax associated with the E&C Sale, net of related charges associated with wind-down of E&C operations.  The actual gain recognized will be dependent upon various factors including, but not limited to, working capital adjustments and the final decision on the ultimate disposal of retained assets.  The divestiture is anticipated to be complete in our fourth quarter of the current fiscal year.

The Westinghouse segment continued to impact our consolidated financial results with significant non-cash, non-operating foreign exchange translation gains and losses on NEH’s JPY-denominated Westinghouse Bonds. The translation gains/losses occur when the JPY decreases/increases relative to the USD. During the quarter, the JPY increased versus the USD resulting in a $22.8 million loss. The exchange rate of the JPY to the USD at May 31, 2012, was 79.2 as compared to 80.9 as of May 31, 2011.

We used operating cash flow during the quarter as expected, as favorable working capital positions on several projects in our Power and E&C segments began to reverse in the latter phases of the projects’ life cycles.

Consolidated Results of Operations

The information below is an analysis of our consolidated results for the three and nine months ended May 31, 2012, and 2011. See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

Three Months Ended	2012	2011	$ Change	% Change
(dollars in millions)
Revenues	$1,560.8	$1,490.0	$70.8	4.8%
Gross profit	56.5	10.1	46.4	459.4
Selling, general and administrative expenses	58.3	71.1	(12.8)	(18.0)
Impairment of note receivable	—	48.1	(48.1)	(100.0)
Interest expense	11.7	11.8	(0.1)	(0.8)
Provision (benefit) for income taxes	(12.1)	(48.1)	36.0	74.8
Earnings from unconsolidated entities, net of taxes	10.1	14.0	(3.9)	(27.9)
Net income (loss)	(12.1)	(67.6)	55.5	82.1

Nine Months Ended	2012	2011	$ Change	% Change
(dollars in millions)
Revenues	$4,553.1	$4,458.1	$95.0	2.1%
Gross profit	285.1	187.7	97.4	51.9
Selling, general and administrative expenses	189.7	215.0	(25.3)	(11.8)
Impairment of note receivable	—	48.1	(48.1)	(100.0)
Interest expense	35.3	35.3	—	—
Provision (benefit) for income taxes	46.3	(60.8)	107.1	176.2
Earnings from unconsolidated entities, net of taxes	16.1	20.6	(4.5)	(21.8)
Net income (loss)	91.9	(80.6)	172.5	214.0

Consolidated revenues increased $70.8 million, or 4.8%, to $1,560.8 million for the three months ended May 31, 2012, from $1,490.0 million in the same period in the prior fiscal year. This increase was due primarily to increased volumes in our F&M, E&I, E&C and Plant Services segments, partially offset by reduced volumes in our Power segment.  Revenues for the nine months ended May 31, 2012 increased $95.0 million, or 2.1%, to $4,553.1 million from $4,458.1 million in the same period of the prior fiscal year.  This increase was primarily related to volume increases in our Plant Services, F&M and E&C segments, partially offset by revenue reduction in our Power and E&I segments for the nine month period.

Consolidated gross profit increased $46.4 million, or 459.4%, to $56.5 million for the three months ended May 31, 2012, from $10.1 million in the same period in the prior fiscal year. This increase was primarily the result of our Plant Services, F&M and E&C segments, partially offset by a decrease from our Power segment which experienced a $20.1 million reduction in gross profit related to a final settlement on an AQC project.  Our E&C segment experienced increased gross profit in comparison to the prior year quarter as the forecast cost increases on a major project located in southeast Asia in the current quarter were less than those recorded in the three months ended May 31, 2011. For the nine month period, gross profit increased $97.4 million, or 51.9% to $285.1 million from $187.7 million in the same period of the prior fiscal year as our E&C and F&M segments’ gross profit increased significantly from the prior fiscal year. The nine month period in the prior fiscal year was negatively impacted by an adverse jury verdict in the first quarter that resulted in a reduction in gross profit of $63.4 million from our Power segment and forecasted cost increases incurred on the southeast Asia project within our E&C segment, partially offset by a $19.8 million favorable arbitration award in Taiwan in the second quarter for our Power segment.

Consolidated S,G&A decreased $12.8 million, or 18.0%, to $58.3 million for the three months ended May 31, 2012, from $71.1 million in the same period in the prior fiscal year. The reduction was due to a general reduction in overhead costs such as lower compensation costs, costs associated with our corporate aircraft, travel costs and legal and professional fees. For the nine month period, S,G&A decreased $25.3 million, or 11.8%, to $189.7 million from $215.0 million in the prior year due primarily to reductions in compensation and related benefits, travel and legal and professional fees.

We recorded an impairment of $48.1 million during the third quarter of fiscal year 2011 with respect to advances made under a credit facility we provided Nuclear Innovation North America (NINA) to assist in financing the development of the South Texas Project.  During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we impaired the loans granted to the project entities. We have not and do not plan to make additional investments in ABWR related projects.

Our consolidated effective tax rate, based on income (loss) before income taxes and earnings (losses) from unconsolidated entities, was a benefit of 35% and a provision of 38% for the three and nine months ended May 31, 2012, respectively, as compared to a benefit of 37% for the corresponding periods of 2011. We recorded our tax provisions for the three and nine months ended May 31, 2012 based on an estimated annual effective rate while the corresponding periods ended May 31, 2011 were based on actual year-to-date results. We expect the fiscal year 2012 annual effective tax rate, excluding discrete items, applicable to forecasted income before income taxes and earnings (losses) from unconsolidated entities to be approximately 36%, reflecting higher income attributable to noncontrolling interests in the fourth quarter.  The third quarter of 2012 includes additional provisions of $1.0 million relating to prior year issues effectively settled with tax authorities as well as additional interest and penalties of $0.2 million. The third quarter of 2011 includes the reversal of provisions for uncertain tax positions relating to research tax credits of $6.6 million, partially offset by adjustments to reconcile tax returns to provisions of $1.4 million as well as additional provisions for uncertain tax positions of $1.4 million.

Earnings (losses) from unconsolidated entities, net of taxes, decreased $3.9 million, to $10.1 million for the three months ended May 31, 2012, compared to $14.0 million in the same period in fiscal year 2011. This decrease was due primarily to our equity in the decreased earnings of Westinghouse as compared to the same period in the prior fiscal year.

Consolidated net income increased $55.5 million to a loss of $12.1 million for the three months ended May 31, 2012, compared to a loss of $67.6 million in the prior fiscal year primarily due to the factors discussed above, partially offset by a negative impact of $22.8 million pre-tax foreign exchange translation loss on the JPY-denominated bonds related to our Investment in Westinghouse for the current quarter compared to a pre-tax foreign exchange translation loss of $15.0 million in the prior quarter period.

Segment Results of Operations

The following comments and tables compare selected summary financial information related to our segments for the three and nine months ended May 31, 2012, and 2011 (in millions):

Three Months Ended	2012	2011	$ Change	% Change
Revenues:
Power	$497.5	$546.5	$(49.0)	(9.0)%
Plant Services	292.4	286.0	6.4	2.2
E&I	482.5	461.3	21.2	4.6
F&M	130.2	102.4	27.8	27.1
E&C	158.2	93.8	64.4	68.7
Corporate	—	—	—	NM
Total revenues	$1,560.8	$1,490.0	$70.8	4.8%

Gross profit:
Power	$(12.9)	$34.8	$(47.7)	(137.1)%
Plant Services	22.5	17.6	4.9	27.8
E&I	48.8	46.6	2.2	4.7
F&M	20.8	14.0	6.8	48.6
E&C	(23.3)	(104.0)	80.7	77.6
Corporate	0.6	1.1	(0.5)	(45.5)
Total gross profit	$56.5	$10.1	$46.4	459.4%

Gross profit percentage:
Power	(2.6)%	6.4%
Plant Services	7.7	6.2
E&I	10.1	10.1
F&M	16.0	13.7
E&C	(14.7)	(110.9)
Corporate	NM	NM
Total gross profit percentage	3.6%	0.7%

Selling, general and administrative expenses:
Power	$8.7	$11.4	$(2.7)	(23.7)%
Plant Services	2.7	3.1	(0.4)	(12.9)
E&I	17.7	18.4	(0.7)	(3.8)
F&M	6.6	8.1	(1.5)	(18.5)
E&C	10.4	11.1	(0.7)	(6.3)
Investment in Westinghouse	—	0.4	(0.4)	(100.0)
Corporate	12.2	18.6	(6.4)	(34.4)
Total selling, general and administrative expenses	$58.3	$71.1	$(12.8)	(18.0)%

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$(22.3)	$23.2	$(45.5)	(196.1)%
Plant Services	19.7	14.6	5.1	34.9
E&I	31.4	28.8	2.6	9.0
F&M	14.6	6.0	8.6	143.3
E&C	(33.0)	(111.9)	78.9	70.5
Investment in Westinghouse	(32.6)	(25.7)	(6.9)	(26.8)
Corporate	(12.1)	(64.6)	52.5	81.3
Total income (loss) before income taxes and earnings (losses) from unconsolidated entities	$(34.3)	$(129.6)	$95.3	73.5%

NM — Not Meaningful.

Nine Months Ended	2012	2011	$ Change	% Change
Revenues:
Power	$1,442.8	$1,609.8	$(167.0)	(10.4)%
Plant Services	911.3	743.8	167.5	22.5
E&I	1,354.5	1,369.9	(15.4)	(1.1)
F&M	382.1	302.2	79.9	26.4
E&C	462.4	432.4	30.0	6.9
Corporate	—	—	—	NM
Total revenues	$4,553.1	$4,458.1	$95.0	2.1%

Gross profit:
Power	$22.2	$62.0	$(39.8)	(64.2)%
Plant Services	66.6	56.9	9.7	17.0
E&I	119.4	130.8	(11.4)	(8.7)
F&M	71.0	45.6	25.4	55.7
E&C	4.4	(110.9)	115.3	104.0
Corporate	1.5	3.3	(1.8)	(54.5)
Total gross profit	$285.1	$187.7	$97.4	51.9%

Gross profit percentage:
Power	1.5%	3.9%
Plant Services	7.3	7.6
E&I	8.8	9.5
F&M	18.6	15.1
E&C	1.0	(25.6)
Corporate	NM	NM
Total gross profit percentage	6.3%	4.2%

Selling, general and administrative expenses:
Power	$26.1	$34.0	$(7.9)	(23.2)%
Plant Services	8.1	8.1	—	—
E&I	52.8	55.5	(2.7)	(4.9)
F&M	24.5	24.0	0.5	2.1
E&C	31.9	35.1	(3.2)	(9.1)
Investment in Westinghouse	0.1	1.2	(1.1)	(91.7)
Corporate	46.2	57.1	(10.9)	(19.1)
Total selling, general and administrative expenses	$189.7	$215.0	$(25.3)	(11.8)%

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$(3.8)	$31.7	$(35.5)	(112.0)%
Plant Services	58.5	49.0	9.5	19.4
E&I	68.4	77.2	(8.8)	(11.4)
F&M	47.6	21.5	26.1	121.4
E&C	(26.1)	(135.9)	109.8	80.8
Investment in Westinghouse	23.2	(106.8)	130.0	121.7
Corporate	(45.6)	(98.7)	53.1	53.8
Total income (loss) before income taxes and earnings (losses) from unconsolidated entities	$122.2	$(162.0)	$284.2	175.4%

NM — Not Meaningful.

The following table presents our revenues by geographic region generally based on the site location of the project for the three and nine months ended May 31, 2012, and 2011 (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%
United States	$1,340.0	86%	$1,330.7	89%	$3,909.1	86%	$3,821.9	86%
Asia/Pacific Rim countries	140.7	9	66.5	5	385.1	9	399.4	9
Middle East	38.9	3	38.0	3	128.5	3	96.6	2
United Kingdom and other European countries	13.0	1	30.0	2	42.8	1	87.6	2
South America and Mexico	20.6	1	19.1	1	65.8	1	35.9	1
Canada	3.4	—	3.7	—	13.1	—	8.9	—
Other	4.2	—	2.0	—	8.7	—	7.8	—
Total revenues	$1,560.8	100%	$1,490.0	100%	$4,553.1	100%	$4,458.1	100%

Business Segment Analysis

Power Segment

Our Power segment continues to execute major electric power generation projects, with the mix of projects being executed varying over time as the market changes. Work continues on three EPC coal-fired power plants and two gas-fired power plants in the U.S.  Activity on two contracts for four domestic AP1000 nuclear units continues to increase and is expected to generate approximately 14 percent of our consolidated revenues for fiscal year 2012. The margins on these AP1000 projects are expected to exceed those of the coal- and gas-fired projects. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. We believe there are significant opportunities for gas-fired power plants and AQC related projects, but the timing of the AQC projects is dependent on the compliance timeframe for the recently finalized air emission regulations in the U.S.  We have seen increased activity in this area as evidenced by a current period award of an EPC services contract for AQC work for Portland General Electric’s Boardman plant near Portland, Oregon.  Additionally, we believe there are international opportunities for new build coal-fired power plants.

Revenues (3rd Quarter)

Revenues decreased $49.0 million, or 9.0%, to $497.5 million for the three months ended May 31, 2012, from $546.5 million in the same period in the prior fiscal year. This decrease was primarily due to a $146.6 million decrease on new build coal-fired and gas-fired power plant projects nearing completion in the current fiscal year.  In addition, there was a $23.7 million reduction in revenue associated with the final settlement on an AQC project.  These decreases were partially offset by volume increases of $137.4 million on domestic AP1000 nuclear reactor projects and nuclear uprate projects.

Gross profit (loss) and gross profit (loss) percentage (3rd Quarter)

Gross profit (loss) decreased $47.7 million, or 137.1%, to $(12.9) million for the three months ended May 31, 2012, from $34.8 million in the same period in the prior fiscal year. Gross profit (loss) percentage decreased to (2.6)% for the three months ended May 31, 2012, compared to 6.4% in the same period in the prior fiscal year. The decrease in gross profit (loss) and gross profit (loss) percentage is due to a $13.2 million decrease in activity related to on-going coal and gas projects nearing completion in the current fiscal year and a net impact of increased construction costs of approximately $7.6 million on a new build coal-fired power project nearing completion.  The increased costs resulted from higher than estimated field labor costs for completion and commissioning activities, which reduced our estimated profit on this contract. We may seek to recover these costs from an equipment supplier but no assumption has been made in the financial statements for such recovery. Additionally, the final settlement on an AQC project reduced gross profit $20.1 million.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended May 31, 2012, decreased $45.5 million, or 196.1%, to a loss of $22.3 million from earnings of $23.2 million in the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit described above, partially offset by a $2.7 million reduction of selling, general and administrative expenses.  The reduction in selling, general and administrative expenses was impacted by a $1.0 million reduction in employee compensation expense resulting from the reduced profits noted above.

Revenues (Year to Date)

Revenues decreased $167.0 million, or 10.4%, to $1,442.8 million for the nine months ended May 31, 2012, from $1,609.8 million in the same period in the prior fiscal year. This decrease was primarily due to a $382.3 million decrease on new build coal-fired and gas-fired power plant projects nearing completion in the current fiscal year, as well as a $29.2 million reduction related to the completion of AQC and other projects. During the current fiscal quarter, the final settlement on an AQC project resulted in a $23.7 million reduction in revenue.  These decreases were partially offset by volume increases of approximately $246.8 million on domestic AP1000 nuclear reactor projects and nuclear uprate projects. Additionally, an adverse jury verdict and a favorable arbitration award in the first half of fiscal year 2011 resulted in a net reduction in revenue of $36.7 million in that period.

Gross profit and gross profit percentage (Year to Date)

Gross profit decreased $39.8 million, or 64.2%, to $22.2 million for the nine months ended May 31, 2012, from $62.0 million in the same period in the prior fiscal year. Gross profit percentage decreased to 1.5% for the nine months ended May 31, 2012, compared to 3.9% in the same period in the prior fiscal year. The decrease in gross profit and gross profit percentage was primarily driven by a net impact of increased construction costs of approximately $27.3 million on two new build coal-fired power projects nearing completion.  The increased construction costs resulted from higher than estimated labor costs for completion and commissioning activities.  In addition, the segment experienced decreased activity related to on-going coal and fossil projects of $41.5 million, and the final settlement on an AQC project resulted in a $20.1 million reduction to that project’s gross profit in the current quarter.  These decreases were partially offset by an $2.2 million increase in gross profit for the period on our domestic AP1000 nuclear reactor projects as compared to prior year activity.  Additionally, an adverse jury verdict and a favorable arbitration award in the first half of fiscal year 2011 resulted in a net reduction in gross profit of $43.6 million in that period.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the nine months ended May 31, 2012, decreased $35.5 million, or 112.0%, to a loss of $3.8 million from earnings of $31.7 million in the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit described above, partially offset by a $7.9 million reduction of selling, general and administrative expenses.  The reduction in selling, general and administrative expenses was impacted by a $3.0 million reduction in employee compensation expense resulting from the reduced profits noted above.

Plant Services Segment

Our Plant Services segment continues to execute maintenance work primarily during scheduled outages at nuclear power plants and to a lesser extent at fossil power and industrial facilities. The maintenance and outage work is normally structured under alliance type agreements that tend to cover periods of three to five years.

Revenues (3rd Quarter)

Revenues increased $6.4 million, or 2.2%, to $292.4 million for the three months ended May 31, 2012, from $286.0 million in the same period in the prior fiscal year.  Despite a lower volume of nuclear maintenance outage work as compared to the same quarter of the prior fiscal year, revenues increased slightly due to an increase in our capital construction business line and the addition of maintenance at multiple fossil sites.  The lower volume from nuclear maintenance is attributed to the timing of nuclear refueling outages, as well as the duration of each individual outage.  Typically, the majority of nuclear outage work occurs in the first and third quarters of the fiscal year.  In the third quarter of fiscal year 2012, the segment performed maintenance work during 11 plant outages, compared to 12 plant outages in the third quarter of fiscal year 2011.  The segment continues to win work from new nuclear maintenance clients and now is a contractor on 45 of the 104 nuclear power reactors operating in the United States.

Gross profit and gross profit percentage (3rd Quarter)

Gross profit increased $4.9 million, or 27.8%, to $22.5 million for the three months ended May 31, 2012, from $17.6 million in the same period in the prior fiscal year. Gross profit percentage increased to 7.7% for the three months ended May 31, 2012, from 6.2% in the same period in the prior fiscal year. The increase in gross profit and gross profit percentage was due to the mix of clients serviced in our nuclear plant outage maintenance work as margins differ from project to project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $5.1 million, or 34.9%, to $19.7 million for the three months ended May 31, 2012, from $14.6 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above.

Revenues (Year to Date)

Revenues increased $167.5 million, or 22.5%, to $911.3 million for the nine months ended May 31, 2012, from $743.8 million in the same period in the prior fiscal year. This increase was due primarily to an increase in the number of nuclear refueling outages as well as the overall durations of the outages.  The segment supported 21 plant outages in the first nine months of fiscal year 2012, compared to 20 plant outages in the same period of the prior fiscal year.  In addition, the revenue increased due to a higher volume of work related to industrial maintenance projects, including steel plants and oil refineries, as well as increased revenue contributions from our capital construction business line.

Gross profit and gross profit percentage (Year to Date)

Gross profit increased $9.7 million, or 17.0%, to $66.6 million for the nine months ended May 31, 2012, from $56.9 million in the same period in the prior fiscal year. Gross profit percentage decreased to 7.3% for the nine months ended May 31, 2012, from 7.6% in the same period in the prior fiscal year.  The increase in gross profit was due to the mix of clients serviced in our nuclear plant outage work as margins differ from project to project, as well as ongoing work on an capital construction project during the nine months ended May 31, 2012.  Gross profit percentage decreased slightly due to a small capital construction project that is in an approximate breakeven position.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $9.5 million, or 19.4%, to $58.5 million for the nine months ended May 31, 2012, from $49.0 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit described above.

E&I Segment

Our E&I segment continues to execute contracts primarily for the U.S. government and its agencies. The MOX project for the DOE in South Carolina is the most significant project within  the E&I segment. We expect the MOX project to continue through 2016 and possibly beyond with additional options which may be granted by the DOE. Our E&I segment revenues have been impacted by the completion of the coastal protection project for the State of Louisiana and the near completion of our hurricane protection project for the USACE, combined with our federal business being impacted by delays in certain held contracts and delays in awards of projects from the U.S. government. However, we expect the MOX project, as well as existing projects and new project awards from the government and private-sector customers, which provide environmental remediation, program management, emergency response and recovery, facility management and infrastructure services, to continue to contribute to this segment’s strong operating performance.

Revenues (3rd Quarter)

E&I’s revenues increased $21.2 million, or 4.6%, to $482.5 million for the three months ended May 31, 2012, from $461.3 million for the same period in the prior fiscal year.  This increase in revenues was due primarily to increased activity on our MOX project for the DOE in South Carolina and our recently awarded contract with the U.S. Navy executed through a consolidated joint venture, partially offset by our LEED certified design build project for the U.S. Navy and by the completion in the prior fiscal year of a large coastal protection project for the State of Louisiana associated with the oil spill in the Gulf of Mexico.

Gross profit and gross profit percentage (3rd Quarter)

E&I’s gross profit increased $2.2 million, or 4.7%, to $48.8 million for the three months ended May 31, 2012, from $46.6 million for the same period in the prior fiscal year. Gross profit percentage of 10.1% for the three months ended May 31, 2012 remained unchanged from the same period in the prior fiscal year.  The increase in gross profit was due primarily to increased activity on our MOX project for the DOE in South Carolina and a favorable variance from the prior fiscal year, which included a $6.8 million profit reversal caused by an unfavorable resolution to a subcontractor claim.  The increase was partially offset by the completion of the coastal protection project discussed above.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $2.6 million, or 9.0%, to $31.4 million for the three months ended May 31, 2012, from $28.8 million in the same period in the prior fiscal year primarily due to the activity in gross profit described above.

Revenues (Year to Date)

E&I’s revenues decreased $15.4 million, or 1.1%, to $1,354.5 million for the nine months ended May 31, 2012, from $1,369.9 million for the same period in the prior fiscal year.  This decrease in revenues was due primarily to the completion in the prior year of our coastal protection project for the State of Louisiana and lower volumes on our LEED certified design-build project for the U.S. Navy, which was completed in the first quarter of fiscal year 2012, and our hurricane protection project for the USACE, which is nearing completion.  The decrease was partially offset by increased activity on our MOX project for the DOE in South Carolina and remediation activities relating to the Fukushima, Japan nuclear reactors.

Gross profit and gross profit percentage (Year to Date)

E&I’s gross profit decreased $11.4 million, or 8.7%, to $119.4 million for the nine months ended May 31, 2012, from $130.8 million for the same period in the prior fiscal year. Gross profit percentage decreased to 8.8% for the nine months ended May 31, 2012, from 9.5% in the same period in the prior fiscal year.  The decrease in gross profit was due primarily to the completion in the prior year of our coastal protection project for the State of Louisiana and our design-build project for the U.S. Navy.  The decrease in gross profit was partially offset by increased activity on our MOX project for the DOE in South Carolina and a favorable variance from a $6.8 million unfavorable resolution to a subcontractor claim in the prior year.  The decrease in gross profit percentage was primarily due to the higher volume on our MOX project for the DOE where we earn lower gross profit percentage compared to the balance of the E&I portfolio, offset by the unfavorable impact in the prior year from the previously described subcontractor claim.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $8.8 million, or 11.4%, to $68.4 million for the nine months ended May 31, 2012, from $77.2 million in the same period in the prior fiscal year primarily due to the activity in gross profit described above.

F&M Segment

Our F&M segment experienced an increase in volume of work and corresponding profits for the first nine months of fiscal year 2012 as work commenced on the AP1000 nuclear power work subcontracted from our Power segment.  Production at our UAE pipe fabrication facility has continued to increase in the third quarter.

Revenues (3rd Quarter)

Revenues increased $27.8 million, or 27.1%, to $130.2 million for the three months ended May 31, 2012, from $102.4 million in the same period in the prior fiscal year. This increase was due primarily to execution of our AP1000 work for our Power segment and our UAE production ramp up.

Gross profit and gross profit percentage (3rd Quarter)

Gross profit increased $6.8 million, or 48.6%, to $20.8 million for the three months ended May 31, 2012, from $14.0 million in the same period in the prior fiscal year. Gross profit percentage increased to 16.0% for the three months ended May 31, 2012, from 13.7% in the same period in the prior fiscal year. The increases in gross profit and gross profit percentage were primarily due to work associated with our AP1000 pipe and steel projects in our Power segment and our UAE production ramp up.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $8.6 million, or 143.3%, to $14.6 million for the three months ended May 31, 2012, from $6.0 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

Revenues (Year to Date)

Revenues increased $79.9 million, or 26.4%, to $382.1 million for the nine months ended May 31, 2012, from $302.2 million in the same period in the prior fiscal year. This increase was due primarily to execution of our AP1000 work for our Power segment and our UAE production ramp up.

Gross profit and gross profit percentage (Year to Date)

Gross profit increased $25.4 million, or 55.7%, to $71.0 million for the nine months ended May 31, 2012, from $45.6 million in the same period in the prior fiscal year. Gross profit percentage increased to 18.6% for the nine months ended May 31, 2012, from 15.1% in the same period in the prior fiscal year. The increases in gross profit and gross profit percentage were primarily due to work associated with our AP1000 projects in our Power segment and UAE production ramp up.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $26.1 million, or 121.4%, to $47.6 million for the nine months ended May 31, 2012, from $21.5 million in the same period in the prior fiscal year, primarily attributable to the increase in gross profit and gross profit percentage described above.

E&C Segment

On May 21, 2012, we entered into a definitive agreement to sell substantially all of the business of the E&C segment to Technip for approximately $300.0 million in cash consideration, subject to adjustment based on the segment’s debt and working capital levels at closing.  The divestiture is anticipated to be complete in our fourth quarter of the current fiscal year.  Shaw will retain its Toronto-based operations and is currently reviewing future options for this location, including winding down operations. Additionally, Shaw will maintain its obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion.

During the three months ended May 31, 2012, the segment recorded increased costs of $23.9 million on a major project in southeast Asia. However, the revenues were greater and the project losses less than in the comparable prior year period, when this project experienced significant forecast cost increases. The E&C segment continues to reflect reduced volumes of revenue resulting from decreased volumes of new awards recorded in 2010 and 2011.

Revenues (3rd Quarter)

E&C’s revenues were $158.2 million for the three months ended May 31, 2012, and $93.8 million for the same period in the prior fiscal year. Revenues in the current fiscal quarter were favorably impacted by contractual provisions to recover costs associated with the completion of the southeast Asia project.  Revenues in the prior year’s quarter were impacted by significant forecasted cost increases that resulted in a percentage of completion revenue reduction for the southeast Asia project.

Gross profit (loss) and gross profit (loss) percentage (3rd Quarter)

Gross profit (loss) was $(23.3) million for the three months ended May 31, 2012, and $(104.0) million in the same period in the prior fiscal year.  Gross profit (loss) in the current fiscal quarter was impacted by $23.9 million in increased costs to complete the southeast Asia project.  Gross profit (loss) in the prior year’s quarter was impacted by forecasted cost increases incurred on the southeast Asia project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (3rd Quarter)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $78.9 million, or 70.5%, to a loss of $(33.0) million for the three months ended May 31, 2012, from a loss of $(111.9) million in the same period in the prior fiscal year, primarily as a result of the increase in gross profit and gross profit percentage described above, partially offset by a $3.3 million asset impairment charge in the current quarter related to leasehold improvements of the Toronto-based operations as well as $1.2 million in costs associated with the E&C Sale transaction.

 Revenues (Year to Date)

E&C’s revenues were $462.4 million for the nine months ended May 31, 2012, and $432.4 million for the same period in the prior fiscal year.  Revenues for the first nine months of the current fiscal year were impacted by contractual provisions to recover costs associated with the completion of the southeast Asia project.  The segment also experienced higher volumes on engineering services.  Revenues for the same period in the prior fiscal year were impacted by significant forecasted cost increases that resulted in a percentage of completion revenue reduction for the southeast Asia project.

Gross profit (loss) and gross profit (loss) percentage (Year to Date)

Gross profit (loss) was $4.4 million for the nine months ended May 31, 2012, and $(110.9) million in the same period in the prior fiscal year.  On a comparative basis, the increase in gross profit (loss) and gross profit (loss) percentage as compared to the same period in the prior year was primarily due to the increased cost, foreign exchange loss and the corresponding reduction in the estimated percentage of completion incurred in fiscal year 2011 on the southeast Asia project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (Year to Date)

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $109.8 million, or 80.8%, to a loss of $(26.1) million for the nine months ended May 31, 2012, from a loss of $(135.9) million in the same period in the prior fiscal year, primarily as a result of the increase in gross profit and gross profit percentage described above, partially offset by a $3.3 million asset impairment charge in the current quarter related to leasehold improvements of the Toronto-based operations as well as $1.2 million in costs associated with the E&C Sale transactions.

Investment in Westinghouse Segment

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record NEH’s Westinghouse Equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three and nine months ended March 31, 2012, are reflected in our results of operations for the three and nine months ended May 31, 2012.

The impact of the Investment in Westinghouse segment on our income (loss) before income taxes, for the three and nine months ended May 31, 2012, was $(32.6) million and $23.2 million, respectively, compared to $(25.7) million and $(106.8) million, respectively, for the three and nine months ended May 31, 2011. Our results for the three and nine months ended May 31, 2012, and May 31, 2011, included the following (in millions):

	Three Months Ended		Nine Months Ended
	2012	2011	2012	2011
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(9.8)	$(10.3)	$(30.5)	$(31.2)
Foreign currency translation gains (losses) on Japanese Yen-denominated bonds, net	(22.8)	(15.0)	53.8	(74.4)
General and administrative expenses	—	(0.4)	(0.1)	(1.2)
Income (loss) before income taxes and earnings from unconsolidated subsidiaries.	$(32.6)	$(25.7)	$23.2	$(106.8)

Additionally, our net income (loss) for the three and nine months ended May 31, 2012, includes earnings (losses) from our Investment in Westinghouse, net of income taxes, of $10.0 million and $11.7 million, respectively, compared to earnings (losses) from our Investment in Westinghouse, net of income taxes, of $13.7 million and $18.0 million, respectively, for the three and nine months ended May 31, 2011.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on the JPY interest payments on the Westinghouse Bonds. As of May 31, 2012, we have brought forward the required JPY for the final two interest payments, due September 2012 and March 2013, at a JPY/USD rate of 80.2 and 83.0, respectively.  These forward purchases fix the USD amounts at approximately $18.8 million and $18.0 million for the September 2012 and March 2013 JPY interest payments, respectively.

For additional information about circumstances under which NEH may be required to sell its Westinghouse Equity to Toshiba and repay the Westinghouse Bonds, please see our disclosure under “Liquidity” below as well as in Notes 7 – Equity Method Investments and Variable Interest Entities and 9 – Debt and Revolving Lines of Credit in the accompanying financial statements.

Corporate Segment

Selling, General and Administrative Expenses (3rd Quarter)

     Corporate S,G&A decreased $6.4 million, or 34.4%, to $12.2 million for the three months ended May 31, 2012, from $18.6 million in the same period in the prior fiscal year. This decrease was primarily due to an overall decrease in Corporate overhead costs as well as lower compensation expenses and costs associated with our corporate aircraft, charitable contributions and professional fees.

Selling, General and Administrative Expenses (Year to Date)

     Corporate S,G&A decreased $10.9 million, or 19.1%, to $46.2 million for the nine months ended May 31, 2012, from $57.1 million in the same period in the prior fiscal year. This decrease was primarily due to an overall decrease in Corporate overhead costs as well as lower compensation expenses and executive relocation costs, charitable contributions and costs associated with our corporate aircraft, partially offset by higher costs associated with long-term incentive awards.

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

Non-GAAP Financial Measure

EBITDA is a supplemental, non-GAAP financial measure and is a measure of operating performance used internally. EBITDA is defined as earnings before interest expense, taxes, depreciation and amortization. We have presented EBITDA because it is used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “Income (loss) before income taxes and earnings (losses) from unconsolidated entities” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, income (loss) before income taxes and earnings (losses) from unconsolidated entities as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure is not necessarily a measure of our ability to fund our cash needs. As EBITDA excludes certain financial information as compared with income (loss) before income taxes and earnings (losses) from unconsolidated entities, the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•
It does not include interest expense. Because we have borrowed money to finance our Investment in Westinghouse and to a much lesser extent our operations, pay commitment fees to maintain our credit facility, and incur fees to issue letters of credit under the credit facility, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

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

A reconciliation of EBITDA to income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three and nine months ended May 31, 2012, and May 31, 2011, is shown below (in millions):

	Three Months Ended May 31, 2012
	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(34.3)	$(22.3)	$19.7	$31.4	$14.6	$(33.0)	$(32.6)	$(12.1)
Interest expense	11.7	0.1	—	—	—	—	9.8	1.8
Depreciation and amortization	18.4	6.8	0.5	3.4	4.9	2.3	—	0.5
Earnings (losses) from unconsolidated entities	16.5	0.1	—	0.1	—	0.1	16.2	—
Income attributable to noncontrolling interests	(4.0)	—	—	(3.0)	(1.0)	—	—	—
EBITDA	$8.3	$(15.3)	$20.2	$31.9	$18.5	$(30.6)	$(6.6)	$(9.8)

	Three Months Ended May 31, 2011
	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(129.6)	$23.2	$14.6	$28.8	$6.0	$(111.9)	$(25.7)	$(64.6)
Interest expense	11.8	0.3	—	—	—	—	10.3	1.2
Depreciation and amortization	18.4	6.8	0.4	3.6	4.3	2.6	—	0.7
Earnings (losses) from unconsolidated entities	23.0	—	—	0.5	—	—	22.5	—
Income attributable to noncontrolling interests	(2.4)	—	—	(3.3)	0.9	—	—	—
EBITDA	$(78.8)	$30.3	$15.0	$29.6	$11.2	$(109.3)	$7.1	$(62.7)

	Nine Months Ended May 31, 2012
	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$122.2	$(3.8)	$58.5	$68.4	$47.6	$(26.1)	$23.2	$(45.6)
Interest expense	35.3	0.2	—	—	0.1	—	30.5	4.5
Depreciation and amortization	55.4	20.6	1.4	10.2	14.2	7.3	—	1.7
Earnings (losses) from unconsolidated entities	26.1	0.1	—	1.0	—	6.0	19.0	—
Income attributable to noncontrolling interests	(6.2)	—	—	(5.5)	(0.7)	—	—	—
EBITDA	$232.8	$17.1	$59.9	$74.1	$61.2	$(12.8)	$72.7	$(39.4)

	Nine Months Ended May 31, 2011
	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(162.0)	$31.7	$49.0	$77.2	$21.5	$(135.9)	$(106.8)	$(98.7)
Interest expense	35.3	0.5	—	—	—	—	31.2	3.6
Depreciation and amortization	55.0	20.7	1.3	10.3	13.0	7.7	—	2.0
Earnings (losses) from unconsolidated entities	33.6	0.6	—	1.2	—	2.4	29.4	—
Income attributable to noncontrolling interests	(4.1)	—	—	(5.9)	1.8	—	—	—
EBITDA	$(42.2)	$53.5	$50.3	$82.8	$36.3	$(125.8)	$(46.2)	$(93.1)

Liquidity and Capital Resources

Liquidity

At May 31, 2012, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $834.7 million (a decrease of $382.4 million, or 31.4%, from $ 1,217.1 million at August 31, 2011).  In addition to our cash and cash equivalents, the amount available under our Facility for revolving credit at May 31, 2012, was $435.4 million, which is equal to the lesser of: (i) $1,303.0 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($91.1 million) less outstanding financial letters of credit ($55.9 million); (ii) $1,194.1 million representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($55.9 million); or (iii) $435.4 million, representing the maximum additional borrowings allowed under the leverage ratio covenant contained in the Facility.  See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of our Facility’s financial covenants.

At May 31, 2012, we had voluntarily pledged approximately $135.1 million of our cash as collateral for performance letters of credit issued outside of our Facility and pledged $80.5 million of our cash as collateral for financial letters of credit as the bank fees avoided exceed the corresponding lost investment income. If we wish to access this pledged cash, we would need to provide new letters of credit from our Facility, which would reduce the calculations of revolving credit availability as determined in calculations (i) and (ii) above. Since the Facility leverage ratio already considers all financial letters of credit as part of leverage, our borrowing availability under the leverage ratio would not change. In addition, we have pledged approximately $38.7 million to secure contingent insurance obligations in lieu of letters of credit. If we wanted to access this pledged cash, we would need to provide financial letters of credit which would reduce the above calculations of revolving credit availability, including our borrowing availability under the leverage ratio, by the same $38.7 million.

The actual amount available to us under the Facility for borrowing or the issuance of financial letters of credit is restricted by covenants within the Facility, the most restrictive being the maximum leverage ratio which is 2.5x our EBITDA as defined in the Facility.

At May 31, 2012, our working capital was $(175.0) million compared to $(106.4) million at August 31, 2011. Our negative working capital was due to the inclusion in current liabilities of the Westinghouse Bonds (which mature March 15, 2013) and the JPY interest rate swap, which total $1.6 billion. As disclosed previously, we were required to reclassify our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap and the associated deferred tax asset from long-term to current as a result of a Toshiba Event that occurred in May 2009. As discussed more fully elsewhere in this Form 10-Q, the Westinghouse Bonds are revalued at each balance sheet date to the current JPY/USD exchange rate while the Put Options included in our Investment in Westinghouse are not. The impact on working capital associated with our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap, and deferred taxes, which are impacted by the cumulative foreign exchange loss on the Westinghouse Bonds, was $(410.9) million and $(434.7) million at May 31, 2012, and August 31, 2011, respectively.

Cash Flow
	Nine Months Ended (in millions)
	2012	2011
Cash flows provided by (used in) operating activities	$(174.7)	$(90.1)
Cash flows provided by (used in) investing activities	$80.7	$57.4
Cash flows provided by (used in) financing activities	$(149.7)	$(497.0)

Operating activities : For the first nine months of fiscal year 2012, cash used in operating activities totaled $174.7 million due primarily to the reversal of favorable working capital positions on projects being executed in our Power and E&C segments. Cash was also used in this period to fund the interest on our Westinghouse Bonds. Partially offsetting those uses of cash was cash provided by our E&I, Plant Services and F&M segments, as well as $9.6 million in dividends received from our Investment in Westinghouse.

For the first nine months of fiscal year 2011,  cash used in operating activities totaled $90.1 million due primarily to the reversal of favorable working capital positions on projects being executed in our Power and E&C segments, as well as cash used in our Corporate and Investment in Westinghouse segments.  Partially offsetting those uses of cash was cash provided by our E&I, F&M and Plant Services segments, as well as $9.6 million in dividends received from our Investment in Westinghouse.

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

Our AR and CIE were 30.6% and 30.9% of current assets at May 31, 2012, and August 31, 2011, respectively.  At May 31, 2012, approximately 43.4% of our CIE reflects costs from contracts being executed for the U.S. government, which we expect to invoice and collect in the normal course of business.  See Note 5 – Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 16 –Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements for additional information with respect to these working capital items.

 Our cash position has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we continue to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal years 2010 and 2011 and will continue to be utilized in fiscal year 2012. This strategy is intended to provide price and schedule certainty but requires that we expend some of our cash earlier than originally estimated under the contracts. For the first nine months of fiscal 2012, we expended approximately $5.5 million under our early procurement program and are currently evaluating early procurement opportunities up to $2.6 million for the remainder of the fiscal year. During the years ended August 31, 2011, and 2010, respectively, we expended approximately $7.9 million and $30.9 million under the early procurement program. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful.

 Investing activities:   Cash provided by investing activities was $80.7 million for the first nine months of fiscal year 2012, compared to $57.4 million during the first nine months of fiscal year 2011. During the first nine months of fiscal year 2012, we continued to invest a portion of our excess cash to support the growth of our business lines.  Investments in property and equipment for the first nine months of fiscal year 2012 were $60.3 million compared to $79.8 million for the first nine months of fiscal year 2011. Also in the first nine months of fiscal year 2012, we decreased the cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities from $273.2 million to $254.4 million.  During the first nine months of fiscal year 2011, we used cash of $37.9 million for two acquisitions.

We expect our liquidity to be significantly impacted in the fourth quarter of fiscal year 2012 by the completion of the divestiture of our E&C segment to Technip.  Cash consideration, subject to adjustment based on the segment’s debt and working capital levels at closing, is expected to be approximately $300 million.  See Note 20 – Disposal of E&C Segment Assets included in our consolidated financial statements for additional information.

 In addition, our cash used in investing activities decreased in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011 due to a $10.0 million advance made during the first three months of fiscal year 2011 under a $100.0 million credit facility for a proposed nuclear power project NINA in connection with a nuclear ABWR global strategic partnership agreement between Shaw and Toshiba Corporation to assist in financing the development of the South Texas Project. At May 31, 2011, we had advanced approximately $48.1 million under this credit facility. During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we wrote-off loans granted to the project entities totaling $48.1 million during our fiscal third quarter. We do not plan to make additional investments in ABWR related projects.

Financing activities : Cash used in financing activities for the first nine months of fiscal year 2012 totaled $149.7 million, compared to $497.0 million during the first nine months of fiscal year 2011.  During the second quarter of fiscal year 2012, in December 2011, we funded a modified "Dutch Auction" cash tender offer to purchase approximately 6.2 million shares of our common stock at a price of $24.25 per share totaling approximately $150.0 million, excluding fees and expenses related to the tender offer.  During the first nine months of fiscal year 2011, we repurchased approximately 13.7 million shares of our common stock under a repurchase program authorized by our Board in December 2010 for an aggregate cost of $500.0 million.

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

Capital Resources

Our excess cash is generally invested in (1) money market funds governed under rule 2a-7 of the U.S. Investment Company Act of 1940 and rated AAA/Aaa by S&P and/or Moody’s, respectively, (2) interest bearing deposit accounts with commercial banks rated at least A/A2 or better by S&P and/or Moody’s, respectively, (3) publicly traded debt rated at least A/A2 or better by S&P and/or Moody’s, respectively, with maturities up to two years at the time of purchase, (4) publicly traded debt funds holding securities rated at least A/A2 or better by S&P and/or Moody’s, respectively, or (5) dividend paying capital stocks.

  At May 31, 2012, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet included approximately $215.7 million used to voluntarily secure letters of credit and approximately $38.7 million to secure insurance related contingent obligations in lieu of a letter of credit. We expect to continue for the short term to voluntarily cash collateralize certain letters of credit during fiscal year 2012 if the bank fees avoided on those letters of credit exceed the return on other investment opportunities.

Approximately $205.8 million of our cash at May 31, 2012, was held internationally for international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

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

During the first nine months of fiscal 2012, no borrowings were made under the Facility; however, we had outstanding letters of credit of approximately $147.0 million as of May 31, 2012, and those letters of credit reduce what is otherwise available under our Facility.

At May 31, 2012, we were in compliance with the covenants contained in our Facility.

See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of: (1) the terms and interest rates related to our Facility and revolving lines of credit; (2) amounts available and outstanding for performance letters of credit, financial letters of credit and revolving loans under our Facility; and (3) a description of our Facility’s financial covenants and matters related to our compliance with those covenants as of May 31, 2012.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to secure obligations in connection with certain of our contracts and in limited circumstances on certain other obligations to third parties.  We are required to reimburse our lenders for amounts drawn on these letters of credit.  At May 31, 2012, these obligations expire as follows (in millions):

Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$351.9	$338.1	$13.5	$0.3	$—
Surety bonds	485.5	459.1	15.3	0.1	11.0
Total Commercial Commitments	$837.4	$797.2	$28.8	$0.4	$11.0

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to June 1, 2012.

Of the amount of outstanding letters of credit at May 31, 2012, $228.0 million were issued to clients in connection with contracts (performance letters of credit). Of the $228.0 million, five clients held $194.8 million or 85.4% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at May 31, 2012, to a single client on a single project is $60.0 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At May 31, 2012, and August 31, 2011, we had total surety bonds of $485.5 million and $909.5 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at May 31, 2012, and August 31, 2011 was $116.6 million and $104.7 million, respectively.

Fees related to these commercial commitments were $1.9 million and $6.9 million, for the three and nine months ended May 31, 2012, respectively, compared to $2.3 million and $7.7 million for the three and nine months ended May 31, 2011, respectively.

See Note 9 — Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt, and Note 12 - Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.

Funding of Equity Investments

In June 2012, Shaw announced it will team with NET Power and Exelon to develop a new gas-fired power generation technology called NET Power that will produce cost-effective electric power with little to no air emissions.  As milestones are completed for the four phases of the project, we will invest up to $50.4 million in cash and in-kind services, and will acquire up to 50 percent of NET Power LLC and have exclusive rights to engineer, procure and construct NET Power plants. Phases 1 and 2 involving front end engineering and combustor rig testing are expected to be completed in 2012, with an initial cash investment by us of approximately $9.7 million. If Phases 1 and 2 are successful, Phase 3 involving the construction and commissioning of the proto-type plant is expected to be complete by mid-2014, with an additional cash investment by us of $37.6 million. Development of the first full-scale commercial plant is expected to begin in late 2014 or early 2015.

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

Goodwill and Intangible Assets Impairment Review

In accordance with current accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As discussed in Note 8 — Goodwill and Other Intangibles to our unaudited consolidated financial statements, we performed our annual goodwill impairment review on March 1, 2012.

 To calculate the fair value of a reporting unit in our goodwill impairment review, we utilize the guideline public company method (a market approach) and the discounted cash flow method (an income approach). A reporting unit’s fair value is determined by averaging the resulting fair values calculated under these two methods.

The guideline public company method relies on valuation multiples derived from stock prices, financial results and enterprise values from the trailing twelve months or the next twelve months of publicly traded companies that are comparable to the subject reporting unit. The derived valuation multiples are then applied to the reporting unit’s EBITDA and earnings before interest and income taxes (EBIT) to develop an estimate of the fair value of the subject reporting unit. The earnings multiples used in our goodwill impairment review ranged between 5.5 times and 13.1 times. In addition, the guideline public company method uses a control premium to arrive at the fair value of operations. In our goodwill impairment models, we used a 20% control premium for all of our reporting units.

The discounted cash flow method relies upon a company’s estimated future cash flows, and then “discounting” those future flows by the desired rate of return in order to determine the “present value” of the future cash stream. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin, and terminal value capitalization rate. The discount rates used in the discounted cash flow models ranged from 11.3% to 20.1%. The terminal value was calculated by using a terminal value capitalization rate of 3.0%.

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

Our review did not indicate an impairment of goodwill for any of our reporting units. We performed an additional evaluation of goodwill for the E&C reporting unit during the quarter as a result of our entry into a definitive agreement to sell certain of its assets and liabilities. This additional evaluation compared the carrying value of the related assets and liabilities at that point in time to the value of the definitive agreement, which is an indicator of fair value. This additional evaluation did not indicate an impairment of goodwill for the E&C reporting unit.

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

At May 31, 2012, we had deferred tax assets of $258.0 million, net of valuation allowance and deferred tax liabilities, including $58.1 million related to net operating losses and tax credit carryforwards. At May 31, 2012, we had a deferred tax asset valuation allowance of $32.2 million. Approximately $245.5 million of the deferred tax assets will be realized as an ordinary deduction upon the repayment of the Japanese yen-denominated bonds and will offset the gain recognized as a result of the automatic exercise of the Put Option Agreement on the Westinghouse shares during our fiscal year 2013. Our forecast of future taxable income exceeds the amounts needed in the respective jurisdictions for full realization of these deferred tax assets.

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

Power and E&C Segments. We define backlog in our Power and E&C segments to include projects for which we have received legally binding commitments from our clients and projects for which our consolidated joint venture entities have received legally binding commitments. These commitments typically take the form of a written contract for a specific project or a purchase order, and sometimes require that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. Backlog excludes amounts expected to be performed subsequent final approval from the customer when we do not expect to receive such authorization within the next five years. The value of work subcontracted to our F&M segment is removed from the backlog of the Power and E&C segments and is shown in the backlog of our F&M segment.

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

At May 31, 2012, and August 31, 2011, our backlog was as follows (in millions except percentages):

	May 31, 2012		August 31, 2011
By Segment	Amount	%	Amount	%
Power	$9,224.5	51	$10,776.4	54
Plant Services	3,333.9	18	2,119.7	11
E&I	4,292.9	23	5,189.9	26
F&M	1,023.7	6	1,495.9	7
E&C	312.6	2	436.4	2
Total backlog	$18,187.6	100	$20,018.3	100

	May 31, 2012		August 31, 2011
By Industry	Amount	%	Amount	%
E&I	$4,292.9	24	$5,189.9	26
Power Generation	12,644.7	69	13,487.9	67
Chemical	541.8	3	700.6	4
Other	708.2	4	639.9	3
Total backlog	$18,187.6	100	$20,018.3	100

	May 31, 2012		August 31, 2011
By Geographic Region	Amount	%	Amount	%
Domestic	$17,583.3	97	$19,189.4	96
International	604.3	3	828.9	4
Total backlog	$18,187.6	100	$20,018.3	100

Our backlog decreased $1.8 billion, as compared to August 31, 2011.  The decrease in total backlog was primarily driven by an approximate $1.0 billion net decrease for our Power segment related to domestic EPC contracts on new-build nuclear power units.  This decrease was the result of the removal from backlog of two AP1000 nuclear power units in Florida, as an additional client schedule delay pushed the majority of this work to periods beyond the next five years. This reduction was partially offset by a significant increase related to the receipt in April 2012 of full notice to proceed on two new AP1000 nuclear power  units in South Carolina, which allowed us to record the balance (i.e. the majority) of this project into backlog.  Plant Services segment’s new bookings throughout this fiscal year related to nuclear power plant maintenance agreements. A significant component of the reduction in our F&M segment’s backlog was a $100 million partial cancellation in the first quarter of fiscal year 2012 of an existing order on a project for which work continues on other aspects of this project. The reduction in our E&I segment’s backlog in the first quarter of fiscal year 2012 was related to a $200 million change in the estimated future contract revenue expected under a multi-year contract with the U.S. Government.

Earlier this fiscal year, a client of our Power segment suspended work on a capital improvement project at a currently-operating nuclear power plant. The project has not been canceled. We continue to monitor this situation and if the project is canceled or if we believe the project will not proceed, we will remove the project from backlog. The amount of this project still to be executed and included in backlog approximates $500 million.

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies, and the U.S. government (which alone comprises 91.3% of our Environmental & Infrastructure segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of any of our significant projects in backlog would result in a significant reduction of our reported backlog as well as on our future earnings.

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

ITEM 4. — CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at May 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)
The following table provides information about our purchases during the quarter ended May 31, 2012, of our equity securities that are registered pursuant to Section 12 of the Exchange Act.  See Note 19 – Share Repurchase Program for additional information:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
3/1/2012 to 3/31/2012	446	$29.71	—	$326.1
4/1/2012 to 4/30/2012	618	$31.71	—	$326.1
5/1/2012 to 5/31/2012	467	$29.18	—	$326.1
Total	1,531		—

1	Repurchases during the quarter were acquired from employees in connection with the settlement of income tax withholding obligations arising from the vesting of restricted stock units.
2	We currently have an open authorization to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility.

ITEM 6. — EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: July 9, 2012	/s/ Brian K. Ferraioli
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

Exhibit Number	Document Description	Form	Exhibit	Filing Date	Filed Herewith
3.01	Composite Articles of Incorporation of The Shaw Group Inc.				X
3.02	Amended and Restated By-Laws of The Shaw Group Inc. dated as of January 30, 2007	10-K/A-1	3.2	9/28/2007
10.01	Agreement of Purchase and Sale, dated May 21, 2012, by and between The Shaw Group Inc. and Technip, S.A.	8-K	2.1	5/22/2012
*10.02	Consulting Agreement dated as of May 23, 2012, by and between The Shaw Group Inc. and Gary P. Graphia	8-K	10.1	5/29/2012
31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
§101.INS	XBRL Instance Document.				X
§101.SCH	XBRL Taxonomy Extension Schema Document				X
§101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
§101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				X
§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X