Form 10-K
period 2012-08-31
SHAW GROUP INC
filed 2012-10-19
CIK 914024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $1.2 billion (computed by reference to the closing sale price of the registrant’s common stock on the New York Stock Exchange (NYSE) on February 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter). Common stock held as of such date by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding at October 16, 2012 was 66,470,891.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission (the SEC) within 120 days of August 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (Form 10-K). Alternatively, registrant may file an amended Form 10-K to provide the disclosures that would otherwise be in the definitive proxy statement for its 2013 Annual Meeting of Shareholders.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

ABWR	Advanced Boiling Water Reactor
AQC	Air quality control
AP1000®	AP1000 is a registered trademark of Westinghouse Electric Co., LLC
AR	Accounts receivable
ASC	Accounting Standards Codification
ASME	American Society of Mechanical Engineers
ASU	Accounting Standards Update
BNFL	British Nuclear Fuels plc
CAIR	Clean Air Interstate Rule
CAP	Compliance Assurance Process
CCGT	Combined-cycle gas turbine
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CIE	Costs and estimated earnings in excess of billings
COL	Combined operating license
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Commercial relationship agreement
CSAPR	Cross-State Air Pollution Rule
DJ Heavy Construction	Dow Jones U.S. Heavy Construction
DOE	U.S. Department of Energy
E&C	Our Energy & Chemicals segment
E&C Sale	Our divestiture of substantially all of the business of the E&C segment to Technip S.A. effective August 31, 2012
E&I	Our Environmental & Infrastructure segment
EAC	Estimate at completion
EBIT	Earnings before interest expense and income taxes
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EHS	Environmental Health and Safety
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
ERISA	Employee Retirement Income Security Act
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
F&M	Our Fabrication & Manufacturing segment
Facility	Our unsecured Second Amended and Restated Credit Agreement
FASB	Financial Accounting Standards Board
FCPA	U.S. Foreign Corrupt Practices Act
FEMA	Federal Emergency Management Agency
FIFO	First-in, first-out
GAAP	Accounting principles generally accepted in the United States
GHGs	Greenhouse gases
IAEA	International Atomic Energy Agency
IDIQ	Indefinite delivery, indefinite quantity
IHI	Ishikawajima-Harima Heavy Industries Co., Ltd.
Interest LC	The additional letters of credit for the benefit of NEH related to interest on the Westinghouse Bonds (defined below).
Investment in Westinghouse	Our 20% interest in Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK), Ltd. Acquired in October 2006
IRS	Internal Revenue Service
IT Group	IT Group, Inc.
JPY	Japanese Yen
KBSS	Kings Bay Support Services, LLC, our consolidated variable interest entity
LEED	Leadership in Energy and Environmental Design
LGP	Loan Guarantee Program
LIBOR	London Interbank Offered Rate
NEH	Nuclear Energy Holdings LLC, our wholly-owned special purpose acquisition subsidiary
NOx	Nitrogen oxides
NRC	Nuclear Regulatory Commission

NYSE	New York Stock Exchange
OSHA	Occupational Safety and Health Administration
PAA	Price-Anderson Act
Principal LC	A letter of credit established by us for the benefit for NEH related to the principal on the Westinghouse Bonds (defined below).
PRPs	Potentially responsible parties
Put Options	Japanese yen-denominated put option agreements entered into in connection with the acquisition of our Investment in Westinghouse
RCRA	Resources Conservation and Recovery Act
S&P	Standard & Poor’s
S&P 500	Standard & Poor’s 500 index
SAR	Stock appreciation rights
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
S,G&A	Selling, general and administrative
Shaw-Nass	Shaw-Nass Middle East, W.L.L.
SO2	Sulfur dioxide
Stone & Webster	Stone & Webster, Inc.
TNEH-UK	Toshiba Nuclear Energy Holdings (UK), Ltd.
TNEH-US	Toshiba Nuclear Energy Holdings (US), Inc.
Transaction Agreement	Transaction Agreement by and among Chicago Bridge & Iron Company N.V., Crystal Acquisition Subsidiary Inc and The Shaw Group Inc dated as of July 30, 2012
USACE	U.S. Army Corps of Engineers
VIE	Variable interest entity
WEC	BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries
Westinghouse	Our Investment in Westinghouse, along with its subsidiaries
Westinghouse Bonds
The JPY 128.98 billion (equivalent to approximately $1.6 billion as of August 31, 2012) limited recourse bonds issued by NEH on October 13, 2006 and maturing on March 15, 2013, used to partially finance our Investment in Westinghouse.

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

PART I
Item 1.  Business

General

The Shaw Group Inc. (a Louisiana corporation) and its wholly owned and majority owned subsidiaries (collectively referred to herein as Shaw, the Company, we, us or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, and U.S. Government agencies. We have developed and acquired significant intellectual property, including induction pipe bending technology and environmental decontamination technologies. Through our investments, we have certain exclusive opportunities with Toshiba Corp. (Toshiba) for providing EPC services for new Toshiba Advanced Boiling Water Reactor (ABWR) nuclear power plants worldwide, except Japan and Vietnam. We believe our technologies provide an advantage and will help us to compete on a long term basis with low cost competitors from developing countries that are likely to emerge.

Shaw has significant experience in effectively managing subcontractors, craft labor and materials procurement associated with the construction of electric power generation plants and other industrial facilities. We have the versatility to function on any given project as the primary contractor, subcontractor, or quality assurance construction manager. We provide technical and economic analysis and consulting to a global client base primarily in the fossil, nuclear power, environmental, energy and chemicals industries.

We report our financial results using August 31 as our fiscal year end. Accordingly, our fiscal 2012 quarter end dates are as follows:

First Quarter	November 30
Second Quarter	February 29
Third Quarter	May 31
Fourth Quarter	August 31

Our stock trades on the NYSE under the ticker symbol “SHAW.” We are a Louisiana corporation with our executive offices located at 4171 Essen Lane, Baton Rouge, Louisiana, 70809, and our telephone number is (225) 932-2500.

History

In 1986, J.M. Bernhard Jr., our chairman, president and chief executive officer, and two colleagues, founded Shaw as a pipe fabrication shop in Baton Rouge, Louisiana. Since then we have significantly expanded our expertise and breadth of services through organic growth and strategic acquisitions.

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

In October 2006, we acquired a 20% interest in two companies (our Investment in Westinghouse) who, together with their subsidiaries, are collectively referred to as the Westinghouse Group (Westinghouse). Westinghouse provides advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of nuclear power plants. We intend to divest our Investment in Westinghouse no later than January 2013. For an explanation of this investment, see Part I, Item 1 — Our Business Segments — Investment in Westinghouse Segment, below.

On August 31, 2012, we completed our previously announced divestiture of substantially all of the business of the E&C segment to Technip S.A. (the “E&C Sale”).

Also on August 31, 2012, the E&C segment’s Toronto-based operations that were not included in the E&C Sale filed for bankruptcy. The directors of  these subsidiaries determined that the companies had insufficient income and assets to continue as ongoing operations. A trustee in bankruptcy has been appointed, and the first meeting of creditors was held on September 24, 2012. We deconsolidated these Toronto-based operations as of August 31, 2012.

Remaining in the E&C segment as of August 31, 2012, are our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion. We also retained certain consulting services provided to the energy and petrochemical market, which were incorporated into our E&I segment.

Proposed Transaction Agreement

On July 30, 2012, we announced that we signed a Transaction Agreement with Chicago Bridge & Iron Company N.V. (CB&I)  under which CB&I will acquire us in a cash and stock transaction valued at approximately $3.2 billion based on the trading price of CB&I common stock as of October 15, 2012 (Transaction Agreement). Under the terms of the Transaction Agreement, CB&I will acquire Shaw for $41.00 in cash and 0.12883 shares of CB&I common stock for each common share of Shaw stock owned. The proposed combination of CB&I and Shaw will create one of the world’s largest engineering and construction companies focused on the global energy industry. Both companies believe this agreement will create value through a combined company with broader participation in a robust energy market.

We currently expect to complete the Transaction during the first quarter of calendar 2013. The Transaction is subject to certain regulatory approvals, the approval of a majority of CB&I’s shareholders and the approval of our shareholders through the affirmative vote of (i) the holders of at least 75% of the outstanding shares of common stock entitled to vote on the matter (Supermajority Threshold), which excludes shares owned by any person that, together with its affiliates, beneficially owns in the aggregate 5% or more of the outstanding shares of our common stock as of the record date, other than any trustee of the Shaw 401(k) Plan (Related Person), as well as (ii) at least a majority of the voting power present, each in accordance with our Articles of Incorporation.

The Transaction is also subject to a number of additional conditions, including, but not limited to, the consummation of the sale to Technip S.A. of substantially all of the E&C business, which was completed on August 31, 2012; the valid exercise of the Westinghouse Put Options, which were exercised on October 6, 2012; our possession of at least $800 million of unrestricted cash (as “Unrestricted Cash” is defined in the Transaction Agreement), as of the closing date; EBITDA ( “Company EBITDA” as defined in the Transaction Agreement) for the period of four consecutive fiscal quarters ending prior to the closing date of the Transaction of not less than $200 million; and net indebtedness for borrowed money ( “Net Indebtedness for Borrowed Money” as defined in the Transaction Agreement) not exceeding $100 million as of the closing date of the Transaction.

After the announcement of the Transaction Agreement, several of our purported shareholders filed lawsuits against the Company and its directors alleging various breaches of fiduciary duties in connection with the process that led to the board’s approval of the Transaction Agreement and the terms of the Transaction Agreement, including the consideration offered by CB&I. We believe that these lawsuits are without merit and intend to contest them vigorously.

Our Business Segments

Because of the wide variety of our technical services and our vertical integration, we believe we are uniquely positioned to provide seamless services to our clients through the lifespan of projects, from the concept, design, building and construction phases to the maintenance, operations, decommissioning and decontamination phases. We believe our direct-hire construction capabilities provide us with a competitive advantage in many of the industries we serve.

Our segments strive to support and complement each other, enabling Shaw to rely on internal resources for much of our work.

Currently, we are organized under the following seven reportable segments:

•      Power,
•      Plant Services,
•      Environmental & Infrastructure (E&I),
•      Fabrication & Manufacturing (F&M),
•      Energy & Chemicals (E&C),
•      Investment in Westinghouse and
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

Nuclear Power Generation.  Approximately 19% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services, including engineering, design, procurement, construction and project management, to the domestic and international nuclear power industry. We have been awarded three EPC contracts to build six AP1000 nuclear power units in the U.S. - two units each for Georgia Power, South Carolina Electric & Gas and Progress Energy. In China, we are providing technical and project management services for four AP1000 nuclear power units at two sites and have an initial contract for an additional two AP1000 nuclear units at a third site.

Nuclear Services.  In addition to our expertise in new plant construction, we are recognized in the power industry for improving the efficiency, capacity output and reliability of existing nuclear plants through power uprates and life-cycle management. We perform EPC services to restore, renovate, or modify those plants. The projects represent a competitive cost alternative to new plant construction and are expected to be an important component in the expansion of U.S. power generation and our Power segment. During fiscal year 2012, we successfully completed a 178-megawatt uprate of the Grand Gulf Nuclear Station.

Gas-Fired Generation.  Approximately 30% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their assets. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but have comparatively higher operating costs. We expect power producers to increase capital spending in the U.S. on gas-fired power plants to take advantage of relatively inexpensive natural gas prices. We expect gas-fired power plants to continue to be an important component of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area. We recently completed combined-cycle gas turbine (CCGT) gas plants in North Carolina and in Nevada. In March 2012, we received full notice to proceed on the nominal 550-megawatt CCGT plant for Entergy’s Ninemile Point Steam Electric Station near New Orleans, Louisiana. We also are building another CCGT gas plant in North Carolina.

In June 2012, Shaw announced it will team with NET Power, Exelon and Toshiba to develop a new gas-fired power generation technology called NET Power that, if successful, will produce cost-effective electric power with little to no air emissions. The new technology is based on a high-pressure, supercritical carbon dioxide oxyfuel power cycle. The primary byproduct is pipeline quality, high-pressure carbon dioxide, which can be used for enhanced oil recovery. Shaw will acquire up to 50 percent of the NET Power LLC and will have exclusive rights to engineer, procure and construct NET Power plants through a commitment to invest up to $50.4 million in a series of milestone share purchases. Shaw’s continued investment is contingent upon demonstration of technological feasibility, and demonstration of economic viability at the end of each development phase, as well as NET Power providing any additional funding necessary for the program.

Clean Coal-Fired Generation.  Approximately 35% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital-intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, emissions regulations and uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, have caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe coal will continue to be a component of future U.S. energy generation, and we intend to capture a significant share of any new-build, retrofit or expansion projects. We recently completed a 585-megawatt clean coal-fired plant in Virginia capable of burning a diverse mix of fuels including coal, waste coal and biomass wood waste.

Air Quality Control (AQC).  We service the domestic and international markets for flue gas desulfurization retrofits, installation of mercury emission controls, fine-particle pollution control, carbon capture systems and selective catalytic reduction processes for fossil-fueled power plants. AQC activity is heavily dependent on federal and state regulation of air pollution and has declined in recent years as new air regulations are being developed by states and the U.S. Environmental Protection Agency (the EPA).

In December 2011, the EPA issued the final Mercury and Air Toxics Standards for power plants, which replaces the court-vacated Clean Air Mercury Rule. As the first-ever national standards for mercury and other hazardous air pollutants from power plants, the Mercury and Air Toxics Standards require many power plants to install pollution-control technologies to reduce these emissions. The EPA also has adopted regulatory initiatives controlling greenhouse gas emissions under existing provision of the federal Clean Air Act including rules that require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources and the monitoring and reporting of greenhouse gases from specified industry segments. Owners or operators of regulated facilities that must restrict emissions of greenhouse gases will be required to reduce those emissions through the implementation of best-available control technologies that are determined by state or federal permitting authorities on a case-by-case basis. Additionally, the Clean Air Interstate Rule (CAIR), designed to reduce sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions, remains in place since the August 21, 2012 decision from the United States Court of Appeals for the District of Columbia circuit voided the EPA’s Cross-State Air Pollution Rule (CSAPR). On October 5, 2012, the EPA petitioned the Court of Appeals for the full court review of the August 2012 decision rendered by the three-judge panel.

We are working with owners of fossil-fueled power plants to evaluate the impact resulting from these regulations and to develop responsive compliance strategies. We were recently awarded an AQC contract for 22 coal-fired units at eight sites in Ohio, Pennsylvania and West Virginia. We also anticipate increased opportunities for the installation of various air pollution-control technologies as these regulations are fully implemented or new regulations are developed and implemented in response to court-rendered decisions.

Plant Services Segment

Our Plant Services segment is an industry leader, providing a full range of integrated asset life-cycle capabilities that complement our power and industrial EPC services. We provide clients with electric power refueling outage maintenance, turnaround maintenance, routine maintenance, offshore maintenance, modifications, capital construction, off-site modularization, fabrication, reliability engineering, plant engineering, plant support and specialty services. We perform services to restore, rebuild, repair, renovate and modify industrial and electric power generation facilities, as well as offer predictive and preventive maintenance. Our Plant Services segment operates at client work sites primarily in North America.

Nuclear Plant Maintenance and Modifications. Shaw is the leading provider of nuclear maintenance, providing systemwide maintenance and modification services to 45 of the 104 operating nuclear power reactors in the U.S., including the country’s two largest fleets. Those services include engineering, maintenance and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates and performance improvements.

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

Fossil Plant Maintenance and Modifications. In addition to nuclear plant maintenance, we provide or offer services to fossil-fired electric power generation facilities including coal and natural gas plants. Our nuclear maintenance expertise and construction planning and execution skills support the services we provide to fossil power clients. In the second quarter of fiscal year 2012, Shaw signed a new contract with Arizona Public Service (APS) Company to provide maintenance and construction services to 9 fossil power plants in Arizona and New Mexico. Shaw also provides maintenance, modifications, construction and radiological protection services to APS’ Palo Verde Nuclear Generating Station.

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

Environmental & Infrastructure (E&I) Segment

Our E&I segment provides full-scale environmental and infrastructure services for government and private-sector clients around the world. These services include program and project management, design-build, engineering and construction, sustainability and energy efficiency, remediation and restoration, science and technology, facilities management and emergency response and disaster recovery.

Program Management. We manage large federal, state and local government programs, including capital improvement, emergency response and disaster recovery and energy efficiency programs, as well as private-sector commercial programs. We provide planning, program management, operations management and technical services for clients such as FEMA and for public and utility energy efficiency programs in Illinois, Louisiana, Missouri, Colorado, North Carolina, South Carolina, Ohio and Wisconsin. We staff projects with experienced professionals and provide clients with a single point of accountability. Our integrated business teams provide expertise and consistency throughout each program.

Design-Build. We use our proficiencies in engineering, design, procurement, operations, construction and construction management for all design-build phases of large infrastructure projects. We are near completion of the $1.2 billion Inner Harbor Navigation Canal (IHNC) Surge Barrier in New Orleans, Louisiana. Nearly two miles long, the IHNC surge barrier is the largest design-build civil works project ever awarded by the U.S. Army Corps of Engineers (USACE) and is part of a system designed to better protect the greater New Orleans area from the storm surge that often accompanies hurricanes and tropical storms. The surge barrier’s major components are in place, and current activities are addressing final inspection requirements. The surge barrier is capable of mitigating the risks associated with a 100-year-level storm. Also, Shaw AREVA MOX Services, LLC is under contract with the U.S. Department of Energy (DOE) to design, license and construct the mixed oxide fuel fabrication facility in Aiken, South Carolina, a first-of-its-kind facility in the U.S., to process weapons-grade plutonium into fuel for nuclear power-generating plants. Additionally, we provide a range of cost-effective green building solutions, including those that meet requirements for Leadership in Energy and Environmental Design (LEED) certified structures, helping our clients achieve sustainability goals and save energy.

Environmental Remediation. As a leading environmental remediation contractor, we provide a full range of engineering, design, construction and scientific services to clients in the chemical, energy, real estate, manufacturing and transportation sectors. We execute complex remediation and restoration projects at U.S. government sites contaminated with hazardous wastes. For more than a decade, we have provided remediation services at multiple sites for the USACE’s Formerly Utilized Sites Remedial Action Program. We also possess extensive munitions response experience and have responded to munitions and explosives of concern at Formerly Used Defense Sites, Base Closure and Realignment facilities and U.S. Department of Defense bases. Our technological capabilities such as laboratory assessments, field testing and analytic evaluation support a wide range of client needs, including groundwater modeling, contaminant transport and soil washing. Additionally, we have one of the largest production capacities of microbial cultures in the industry, allowing for the biological remediation of contaminated groundwater and the sale of cultures to licensees.

Emergency Response & Recovery. We provide emergency response, relief and recovery services for clients and communities around the world. Our specialized resources and equipment, including real-time professional staffing deployments and technological capabilities, enable quick response to adverse environmental, health, safety and economic impacts resulting from natural disasters, industrial incidents or acts of terrorism. Following the massive earthquake and tsunami that struck Japan in 2011, we worked to provide engineering, design, consulting, environmental and remediation services at the Fukushima Daiichi nuclear power plant. In addition, we have responded to numerous emergencies, including hurricanes Katrina, Rita, Ike, Gustav and Isaac; the earthquake in Haiti; and the Deepwater Horizon oil spill in the Gulf of Mexico.

Coastal, Ports, Marine and Natural Resources.  With approximately 250 employees worldwide, our Coastal, Ports & Marine team ranks among the largest science and engineering groups dedicated to supporting clients in the coastal, marine, mining and energy exploration industries. We provide strategic planning, project and construction management, and engineering and design services for ports, harbors, waterways, coastal restoration, flood protection and natural resource projects. These services include hydrographic surveys, permitting and feasibility studies, sediment management, environmental, levee development and beach nourishment. Many of our projects are generated by the Coastal Wetlands Planning Protection and Restoration Act, which provides federal funds to restore and conserve coastal wetlands and barrier islands. We also provide domestic and international project management and support services for clients’ onshore mining and natural resource projects and operations.

General Infrastructure and Transportation. We provide construction management and program management for infrastructure projects related to transportation, water and wastewater systems. We are helping to manage construction of the Croton Water Filtration Plant, a project that will improve water quality for millions of New Yorkers. In addition, our work for the Federal Transit Administration includes more than 20 years of program management oversight services for complex infrastructure projects. We also offer a full range of technical and management services to design, plan, engineer, construct and renovate highways, railways, transit systems, waterways and airports.

Facilities Management. We offer operations, engineering, design, maintenance, construction, consulting and technology-based solutions to help U.S. government clients maintain and operate large mission-critical facilities and functions. We provide services such as logistics and communications support, fuels management, grounds and equipment maintenance, asset management, repairs and renovations at numerous military installations, including Forts Rucker, Benning, Richardson, Wainwright and the Naval Submarine Base Kings Bay. We also manage and conduct development work at four U.S. EPA facilities in Nevada, Ohio and Oklahoma.

Fabrication & Manufacturing (F&M) Segment

We believe our F&M segment is among the largest worldwide suppliers of fabricated piping systems. Demand for this segment’s products typically is driven by capital projects in industries that process fluids or gases such as the electric power, chemical and refinery industries.

The F&M segment supports both external clients and other Shaw business segments. For example, our F&M segment provides pipe and structural steel fabrication to the E&I segment for certain DOE work and for several Power segment projects. Additionally, the F&M segment’s newest U.S. facility in Lake Charles, Louisiana, assembles modules for the construction of nuclear power plants and can be used for offshore oil and gas related projects.

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

We fabricate complex piping systems using carbon steel, stainless, nickel, titanium, aluminum and chrome moly pipe purchased from third parties or Shaw Alloy Piping Products, a manufacturing and distribution division of the F&M segment. We fabricate the pipe by cutting it to specified lengths; welding fittings, flanges or other components on the pipe; and/or bending the pipe to precise client specifications using our unique pipe-bending technology. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated and efficient pipe-bending technology of its kind. Using this technology, we bend carbon steel, stainless steel and alloy pipe for industrial, commercial and architectural applications. Delivering piping systems that have been pre-fabricated to client specifications to a project site can provide significant savings in labor, time and material costs as compared to field fabrication. Bent pipe is a preferred method and provides greater strength and production enhancements over piping systems with welded fittings. Additionally, we have implemented a robotics welding program, as well as automated and semi-automated welding processes and production technology, that we believe results in increased productivity and quality.

We operate pipe fabrication facilities in Louisiana, Arkansas, South Carolina, Utah, Mexico and Venezuela, as well as through joint ventures in Bahrain, United Arab Emirates, and a new joint venture in Brazil. Our South Carolina facility is certified to fabricate pipe for nuclear power plants and maintains American Society of Mechanical Engineers nuclear component certification.

Through structural steel fabrication, we produce custom fabricated steel components and structures used in the architectural and industrial fields. These steel fabrications are used for supporting piping and equipment in buildings, chemical plants, refineries and power generation facilities. Our fabrication lines use standard mill-produced steel shapes that are cut, drilled, punched and welded into the specifications requested by our clients. We have structural steel fabrication operations in Louisiana and Mexico, offering the latest advanced and efficient technology for structural steel fabrication.

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

Module Fabrication and Assembly. We operate a module fabrication and assembly facility in Lake Charles, Louisiana that is believed to be the first of its kind in the U.S. The facility currently produces structural, piping and equipment modules for nuclear power plants, but also could produce products for other industries, such as offshore oil and gas extraction facilities. The facility uses our industry-leading technologies and our proprietary operations management systems. We currently are producing modules for the first nuclear power plants awarded in the U.S. in more than 30 years, all of which will use AP1000 modular technology.

We seek to minimize the net working capital requirements of our F&M segment by contemporaneously invoicing clients when we purchase materials for our pipe, steel and modular fabrication contracts. Our invoices generally do not include extended payment terms, nor do we offer significant rights of return. These contracts typically represent the majority of the business volume of our F&M segment.

Energy & Chemicals (E&C) Segment

Effective August 31, 2012, we completed our previously announced divestiture of substantially all of the business of the E&C segment to Technip S.A. (the “E&C Sale”). Proceeds from the transaction were approximately $290 million in cash. Remaining within the E&C segment as of August 31, 2012 are our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion.

Investment in Westinghouse Segment

Our Investment in Westinghouse segment includes the 20 percent equity interest (Westinghouse Equity) in Westinghouse, held by Nuclear Energy Holdings (NEH), our wholly owned special purpose subsidiary, and the Westinghouse Bonds. Westinghouse serves the domestic and international nuclear electric power industry by supplying advanced nuclear power plant designs, licensing, engineering services, equipment, fuel and a wide range of other products and services to owners and operators of nuclear power plants. We believe Westinghouse products and services are being used in approximately half of the world’s operating nuclear power plants, including 60 percent of those in the U.S. Internationally, Westinghouse technology is being used for three reactors under construction in South Korea, four reactors under construction in China and is under consideration for numerous new nuclear reactors in multiple countries. In the U.S., Westinghouse technology is being used for two reactors under construction in Georgia, two reactors under construction in South Carolina and selected for two more under contract in Florida.

On October 6, 2012, NEH exercised its Put Options to sell its Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, in January 2013. Toshiba will purchase the shares at a price of approximately 125 billion JPY by immediately available cash and/or loans. The cash proceeds will be deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013.

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the JPY-denominated bonds. NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was equal to approximately $54.1 million at August 31, 2012. We may recognize a non-operating gain once the Put Options are settled resulting principally from foreign exchange movements. If we had exercised the Put Options at August 31, 2012, and cash settlement had occurred, the gain would have been approximately $504.1 million pre-tax. The actual gain or loss will be determined at settlement.

If the Put Options had been exercised on August 31, 2012, the following consolidated balance sheet accounts would have increased or (decreased) as follows (in thousands):

Cash and cash equivalents	$(84,196)
Restricted and escrowed cash	$(1,266)
Deferred income taxes	$(258,647)
Investment in Westinghouse	$(968,296)
Prepaid and other current assets	$(1,482)
Other accrued liabilities	$(36,958)
Japanese Yen-denominated bonds secured by Investment in Westinghouse	$(1,640,497)
Interest rate swap contract on Japanese-Yen denominated bond	$(13,370)
Accumulated other comprehensive income	$76,952
Retained earnings	$299,987

Concurrent and in connection with NEH’s acquisition of the Westinghouse Equity, we executed with Toshiba a Westinghouse commercial relationship agreement (CRA), which provided us with certain exclusive opportunities relating to marketing, developing, engineering and constructing Westinghouse AP1000 nuclear power plants. We are working with Westinghouse on the AP1000 projects in the U.S. and China, and have agreed to see all currently outstanding orders through to completion. However, the Westinghouse CRA was terminated upon the exercise of the Put Options on October 6, 2012, and Toshiba has announced that it will select engineering partners on a project-by-project basis in the future.

For additional information, see Note 7 – Investment in Westinghouse and Related Agreements, Note 8 — Equity Method Investments and Variable Interest Entities and Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements.

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

Clients, Marketing and Seasonality

Our clients are principally multinational and national oil companies and industrial corporations, regulated utilities, and U.S. Government agencies. See Note 16 — Business Segments included in Part II, Item 8 — Financial Statements and Supplementary Data for information regarding our client concentrations. Additionally, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Backlog of Unfilled Orders for information regarding our backlog concentrations as of August 31, 2012.

We conduct our business development efforts principally with an in-house sales force. Additionally, we engage independent contractors to market to certain clients and geographic areas. We pay our sales force a base salary plus, when appropriate, an annual cash incentive, plus restricted stock units, cash settled performance shares, or any combination thereof. We pay our independent contractors either a fixed rate or monthly fee or on a commission basis that also may include a monthly retainer.

A portion of our business, primarily our nuclear and fossil power plant maintenance business, is seasonal, resulting in fluctuations in revenues and gross profit in our Plant Services segment during our fiscal year. Generally, spring (fiscal quarter 3) and autumn (fiscal quarter 1) are the peak periods for our Plant Services segment. Additionally the summer is traditionally the peak for our E&I segment.

Competition

The industries we serve are highly competitive and, for the most part, require substantial resources and highly skilled and experienced technical personnel. A large number of regional, national and international engineering and construction companies are competing in these industries, and certain competitors may have greater financial or other resources and more experience, industry knowledge and client relationships.

Companies that we compete with in our Power segment include the Babcock & Wilcox Company, Bechtel Corporation, Fluor Corporation, URS Corporation, Black & Veatch, Kiewit and Zachry. Companies that we compete with in our E&I segment include CH2M Hill, URS Corporation, Fluor Corporation, Jacobs Engineering Group Inc., Bechtel Corporation, AECOM Technology and TetraTech, Inc. Companies that we compete with in our Plant Services segment include Fluor Corporation, Day & Zimmerman, Turner Industries, KBR and Jacobs Engineering Group Inc. Companies that we compete with in our F&M segment consist of a number of smaller pipe fabricators in the U.S., while internationally, our principal competitors are divisions of large industrial firms. Companies that compete with our Investment in Westinghouse segment include Areva, General Electric (GE), Mitsubishi, Hitachi and AtomStroyExport.

In addition, see Part I, Item 1A — Risk Factors for a discussion of the risks related to competition we face in each of our business segments.

Backlog of Unfilled Orders

Our backlog represents management’s estimate of future revenue expected to be realized from contracts awarded to us by clients.  Backlog is estimated using legally binding agreements for projects that management believes are likely to proceed. Management evaluates the potential backlog value of each project awarded based upon the nature of the underlying contract, commitment and other factors, including the economic, financial and regulatory viability of the project and the likelihood of the contract proceeding. Projects in backlog may be increased or decreased for scope change and/or may be suspended or cancelled at any time by our clients.

The following table sets forth backlog by segment at August 31, 2012 and 2011 (in millions):

	August 31, 2012	August 31, 2011
Power	$8,890.9	$10,776.4
Plant Services	3,081.1	2,119.7
E&I	4,012.9	5,189.9
F&M	999.5	1,495.9
E&C	102.6	436.4
Total backlog	$17,087.0	$20,018.3

For additional information with respect to our backlog as of August 31, 2012 and 2011, see Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition, see Part I, Item 1A — Risk Factors for a discussion of risks related to our backlog.

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

At August 31, 2012, approximately 48% of our backlog was comprised of cost-reimbursable contracts and 52% was comprised of fixed-price contracts. See Note 1 — Description of Business and Summary of Significant Accounting Policies for a discussion of the nature of our operations and types of contracts.

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

Our continuing service agreements with clients expedite individual project contract negotiations through means other than the formal bidding process. These agreements typically contain a standardized set of purchasing terms and pre-negotiated pricing provisions and often provide for periodic price adjustments. Service agreements allow our clients to achieve greater cost efficiencies and reduced cycle times in the design and fabrication of complex piping systems for power generation, chemical and refinery projects. Additionally, while these agreements do not typically contain committed volumes, we believe these agreements provide us with a steady source of new projects and help minimize the impact of short-term pricing volatility and reduce our sales pursuit costs.

See Part I, Item 1A — Risk Factors for additional discussion of the risks related to contractual arrangements, including our contracts with the U.S. government.

Raw Materials and Suppliers

For our EPC services, we often rely on third-party equipment and raw materials manufacturers and subcontractors to complete our projects. We are not substantially dependent on any individual third party to support these operations; however, we are subject to possible cost escalations based on inflation, currency and other price fluctuations resulting from supply and demand imbalances. In the future, our mix of third-party suppliers may increase as our construction phase progresses on our major nuclear EPC contracts, and we may experience increased dependence on particular suppliers as a result.

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

Industry Certifications

To perform certain aspects of nuclear power plant construction, fabrication and installation activities of American Society of Mechanical Engineers (ASME) Section III Code items such as vessels, piping systems, supports and spent fuel canister/storage containments at nuclear plant sites, our domestic subsidiary engineering and construction operations maintain the required ASME certifications (N, N3, NPT and NA stamps) (NS Cert). These ASME certifications also authorize us to serve as a material organization for the supply of ferrous and nonferrous material. We also maintain the National Board nuclear repair certification (NR stamp) for N and N3 stamped nuclear components. ASME NQA-1 is the NRC-endorsed industry standard that defines the Quality Assurance Program requirements for Nuclear Facility Applications. Our module fabrication and assembly facility in Lake Charles, Louisiana is a key contributor to the nuclear supply chain that commits to and complies with this standard.

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

Patents, Tradenames and Licenses and Other Intellectual Property

Through our Cojafex acquisition in 1998, we acquired technology for certain induction-bending machines used for bending pipe and other carbon steel and alloy materials for industrial, commercial and architectural applications. We believe our Shaw Cojafex induction pipe-bending technology is the most advanced, sophisticated, and efficient pipe-bending technology of its kind. Delivering piping systems that have been pre-fabricated to client specifications to a project site can provide significant savings in labor, time and material costs as compared to field fabrication.

In addition, see Part I, Item 1A — Risk Factors for the impact of changes in technology or new technology developments by our competitors could have on us.

Environmental Matters

Our U.S. operations are subject to numerous laws and regulations at the federal, regional, state and local level relating to environmental protection and the safety and human health of employees and the public. These laws and regulations apply to a broad range of our activities, including those concerning emissions, discharges into waterways, and generation, storage, handling, treatment and disposal of hazardous materials and wastes. Environmental protection laws and regulations generally require us to obtain and comply with a wide variety of environmental registrations, licenses, permits and other approvals. Failure to comply with these laws and regulations could result in, among other things,  the assessment of administrative, civil and/or criminal penalties, the imposition of remedial requirements and the issuance of orders limiting or enjoining some or all of our future operations.

Under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, (CERCLA) and comparable state laws applicable to our domestic operations, we may be required to investigate and remediate hazardous substances and other regulated materials that have been released into the environment. CERCLA and comparable state laws impose strict and, under certain circumstances, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released, regardless of whether a company knew of or caused the disposal or release. Liable parties under CERCLA may be required to pay for the costs of remediating the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. In addition, where contamination may be present, it is not uncommon for the neighboring landowners and other third parties to file claims for personal injury, property damage and recovery of response costs. In the course of our domestic operations, we generate waste that may constitute CERCLA hazardous substances. Our domestic operations also generate solid wastes, including hazardous wastes that are subject to the requirements of the Resources Conservation and Recovery Act, as amended, (RCRA) and comparable state laws. Failure by us to handle and dispose of solid and hazardous wastes in compliance with RCRA may result in the imposition of liability, including remedial obligations. We also could incur environmental liability at sites where we have been contractually hired by potentially responsible parties (PRPs) to remediate contamination of the site. Some PRPs have from time to time sought to expand the reach of CERCLA, RCRA and similar state statutes to make the remediation contractor responsible for site cleanup costs in certain circumstances. These PRPs have asserted that environmental contractors are owners or operators of hazardous waste facilities or that the contractors arranged for treatment, transportation or disposal of solid or hazardous wastes or hazardous substances. If we are held responsible under CERCLA or RCRA for damages caused while performing services or otherwise, we may be forced to incur cleanup costs and other costs directly, notwithstanding the potential availability of contribution or indemnification from other parties.

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act, and applicable state laws impose restrictions and strict controls regarding the discharge of pollutants into state waters or waters of the U.S. The discharge of pollutants into jurisdictional waters is prohibited unless permitted by the EPA or applicable state agencies. In addition, the Oil Pollution Act of 1990, as amended, imposes a variety of requirements on responsible parties related to the prevention of oil spills and liability for damages, including natural resource damages, resulting from such spills in waters of the U.S. A responsible party includes the owner or operator of a facility. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation and damages in connection with any unauthorized discharges.

The Federal Clean Air Act, as amended, and analogous state laws require permits for facilities that have the potential to emit substances into the atmosphere that could adversely affect environmental quality. Such laws and regulations may require that regulated entities obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and comply with air permits containing various emissions and operational limitations and use specific emission control technologies to limit emissions. Failure to obtain a permit or to comply with permit requirements could result in the imposition of substantial administrative, civil and even criminal penalties. In addition, amendment to the Clean Air Act or comparable state laws may require regulated entities to incur capital expenditures for installation of air pollution control equipment. For example, on August 16, 2012, the EPA published final regulations under the federal Clean Air Act that require additional emissions controls for certain natural gas production and processing activities. Among other things, these new rules require the reduction of volatile organic compounds from certain subcategories of fractured and refractured gas wells for which well completion operations are conducted, specific new requirements regarding emissions from storage vessels and new leak detection requirements for natural gas processing plants. Compliance with these requirements could significantly increase the costs of development, production and processing.

More stringent laws and regulations relating to climate change and greenhouse gases (GHGs) may be adopted in the future and could impact our business.  On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHGs  present an endangerment to public heath and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Federal Clean Air Act. The EPA has adopted regulations that require a reduction in emissions of GHGs from motor vehicles and that regulates emissions of GHGs from certain large stationary sources. Also, the EPA has adopted rules requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including petroleum refineries, offshore and onshore oil and natural gas production facilities and onshore processing, transmission, storage and distribution facilities on an annual basis. In addition, the U.S. Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions, such as electric power plants, or major producers of fuels such as refineries and gas-processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. It is not possible to predict at this time whether these requirements or any regulations or legislation adopted in the future to control GHG emissions would have an overall negative or positive impact on our business. If these requirements increase the cost of doing business for our clients and reduce the demand for our clients’ products, the demand for our services could be reduced. Alternatively, these requirements could result in an increased demand for our services related to the reduction of GHG emissions. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms (including hurricanes), droughts and floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our assets and operations.

Our operations outside of the U.S. are subject to similar foreign governmental controls and restrictions pertaining to protection of the environment and the safety and health of personnel and the public. For example, with respect to climate change, many foreign nations (but not the U.S.) have agreed to limit emissions for GHG pursuant to the United Nations Framework Convention on Climate Change, also known as the Kyoto Protocol. Failure to comply with foreign requirements, including the Kyoto Protocol, in areas outside the U.S. where we conduct operations may lead to government sanctions resulting in penalties, remedial obligations and injunctive relief against future activities.

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

Employees

We employ approximately 25,000 people, including part-time and temporary workers. This total includes approximately 13,000 craft employees, 8,000 technical employees and 4,000 nontechnical administrative employees. Approximately 4,500 employees were represented by labor unions pursuant to collective bargaining agreements. We often employ union workers on a project-specific basis. We believe that current relationships with our employees (including those represented by unions) are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

See Part I, Item 1A — Risk Factors for a discussion of the risks related to work stoppages and other labor issues.

Available Information

All of our periodic report filings with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are made available, free of charge, through our website located at http://www.shawgrp.com, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports. These reports are available through our website as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. Information on our website is not incorporated into this 2012 Form 10-K or our other securities filings. You may also request an electronic or paper copy of these filings at no cost by writing or telephoning us at the following: The Shaw Group Inc., Attention: Investor Relations Office, 4171 Essen Lane, Baton Rouge, Louisiana, 70809, (225) 932-2500. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or on the SEC’s Internet website located at http://www.sec.gov. The public may obtain information on the operation of the Public Reference Room and the SEC’s Internet website by calling the SEC at 1-800-SEC-0330.

Certifications

We will timely provide the annual certification of our chief executive officer to the NYSE. We filed last year’s certification on February 23, 2012. In addition, our chief executive officer and chief financial officer each have signed and filed the certifications under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with this Form 10-K.

Item 1A.  Risk Factors

The risks described below could materially and adversely affect our stock price, business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Form 10-K. The risk factors described below are not the only ones we face. Our stock price, business, financial condition and results of operations also may be affected by additional factors that are not currently known to us or that we currently consider immaterial or that are not specific to us, such as general economic conditions.

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

Risks Related to Our Operations

Demand for our products and services is cyclical and vulnerable to economic downturns and reductions in private industry and government spending and/or their ability to meet existing payment obligations. If general economic conditions remain weak or the credit markets deteriorate, we may be unable to recover expenditures and our revenues, profits, and financial condition may be negatively impacted.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.

Fluctuations in the economy can affect consumers’ demand for electricity and thus our clients’ capital spending priorities. Due to the current economic downturn, many of our clients may face budget shortfalls or may delay capital spending resulting in a decrease in the overall demand for our services. A decrease in federal, state and local tax revenue as well as other economic declines may result in lower government spending. Our clients may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the credit markets. This reduction in spending could have a material adverse effect on our operations.

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

We face competition from numerous regional, national and international competitors, some of which have greater financial and other resources than we do. Our competitors include well-established, well-financed businesses, both privately and publicly held, including many major energy equipment manufacturers and engineering and construction companies, some engineering companies, internal engineering departments at utilities and some of our clients. The award of many of our contracts is determined by competitive bid. That competition can impact the margin we earn on our contracts or cause us not to win the award. For a discussion of certain specific competitors as well as the impact of competition on our business, please see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Our results of operations depend on new contract awards; however, the selection process and timing for performing these contracts are not within our control.

A substantial portion of our revenues is directly or indirectly dependent on winning new contracts. We operate in highly competitive markets and it is difficult to predict whether and when we will be awarded new contracts due to many factors including: the lengthy and complex bidding and selection process, client capital investment decisions, market conditions, available financing, government approvals, permitting and environmental matters. Further, most of those same factors can delay or stop a project. Consequently, we are subject to the risk of losing new awards to competitors and the risk a project may experience significant delay or cancellation – impacting our results of operations and cash flows that fluctuate from quarter to quarter depending on the timing and size of new contract awards

The March 2011 earthquake and tsunami that struck Japan caused significant damage to power and transportation infrastructure, including several nuclear reactors. Potential risks associated with nuclear power production could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses.

Shaw currently has nuclear construction projects in the U.S. and China, material amounts of which are included in our backlog. While our clients have indicated they intend to move forward with these units, domestic utility companies’ intentions could be challenged if Congress implements a moratorium on building nuclear reactors or the NRC slows the permitting process or adds additional permitting requirements. During 2011, the Chinese government suspended approval of new nuclear projects and conducted safety inspections of all plants under construction. Once China’s revised nuclear development plan is approved, it is expected that the Chinese government  will resume its approval process for new nuclear projects. Other governments have announced plans to review and/or delay decisions to review new nuclear projects. Demand for nuclear power could be negatively affected by such action. Because several of our segments deal with nuclear power either directly or indirectly, this could have a material adverse effect on our operations. Further, if current contracts included in our backlog are significantly delayed, modified or canceled, our future revenues and earnings may be materially and adversely impacted.

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

We provide maintenance services for 45 out of 104 U.S. operating nuclear plants and perform uprates at existing facilities. Should any of our customers fail to extend existing operating licenses, demand for those services may be negatively affected.

The Investment in Westinghouse segment could be materially and adversely affected by the events in Japan to the extent demand diminishes for Westinghouse’s nuclear products, including its AP1000 technology. Toshiba, a Japanese company, is the majority owner of Westinghouse. On October 6, 2012, NEH exercised the Put Options to sell the Westinghouse Equity back to Toshiba. The Westinghouse CRA terminated upon the exercise of the Put Options, and we can provide no assurance as to our ability to attract or retain additional work from Toshiba. See “Risks related to our Investment in Westinghouse could have an adverse effect on us.”

Our backlog of unfilled orders is subject to unexpected adjustments and cancellations and is, therefore, not a reliable indicator of our future revenues or earnings.

At August 31, 2012, our backlog was approximately $17.1 billion. Our backlog consists of projects for which we have legally binding contracts or commitments from clients, including legally binding agreements without defined scope. Commitments may be in the form of written contracts for specific projects, purchase orders or indications of the amounts of time and materials we need to make available for clients’ anticipated projects. Our backlog includes expected revenue based on engineering and design specifications that may not be final and could be revised over time and for government and maintenance contracts that may not specify actual dollar amounts for the work to be performed. For these contracts, we calculate our backlog of estimated work to be performed, based on our knowledge of our clients’ stated intentions or our historic experience. Projects may remain in our backlog for extended periods of time.

There can be no assurance we will realize revenues projected in our backlog or, if realized, such revenues will result in profits. Due to project terminations, suspensions and/or changes in project scope and schedule, we cannot predict with certainty when or if our backlog will be performed. Material delays, cancellations or payment defaults could materially affect our balance sheet, results of operations and cash flow and may reduce the value of our stock. For example, during fiscal year 2012, our customer for our domestic EPC contract for two AP1000 nuclear power units in Florida announced a delay in the plant’s online date to 2024. While we continue to perform limited engineering and support services and our contract with the client remains in effect, we removed a substantial portion of the contract value from our backlog as a result of the extended timeline.

Client cancellations could reduce our backlog, which, among other things, could materially impact the revenues and earnings. Many of the contracts in our backlog provide for cancellation fees in the event clients cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, revenues associated with work performed prior to cancellation, and, to varying degrees, a percentage of the profits we would have realized had the contract been completed. However, upon cancellation we typically have no contractual right to the total revenues reflected in our backlog for that particular contract.

The nature of our contracts, particularly our reimbursable and fixed-price contracts, could adversely affect us.

Approximately 48% of our backlog at August 31, 2012, was from cost-reimbursable contracts and the remaining 52% was from contracts that are primarily fixed-price. Revenues and gross profit from both cost-reimbursable and fixed-price contracts can be significantly affected by contract incentives/penalties that may not be known or finalized until the later stages of the contract term. We enter into contractual agreements with clients for some of our EPC services to be performed based on agreed-upon reimbursable costs and labor rates. Some of these contracts provide for the client’s review of our accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the client.

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

In certain circumstances, we guarantee project completion by a scheduled date or certain performance testing levels. Failure to meet these schedule or performance requirements could result in a reduction of revenues and/or additional costs, and these adjustments could exceed projected profits. A project’s revenues also could be reduced by liquidated damages withheld by clients under contractual penalty provisions, which can be substantial and can accrue on a daily basis. Our costs generally increase from schedule delays and/or could exceed our projections for a particular project. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base. For examples of the kinds of claims that may result from liquidated damages provisions and cost overruns, see Note 20 — Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts included in our consolidated financial statements beginning on page F-2.

If our joint venture or consortium partners, subcontractors or equipment manufacturers fail to perform their contractual obligations on a project, we could be exposed to the risk of loss, and in some cases, joint and several liability to our clients, loss of reputation and additional financial performance obligations that could result in reduced profits or, in some cases, significant losses.

We often enter into consortium arrangements and joint ventures as part of our Power segment and E&I segment contracts in order to jointly bid and perform a particular project. The success of these consortium agreements and joint ventures depends, in large part, on the satisfactory performance of the contractual obligations by our partners. If our partners do not meet their obligations, the consortium or joint venture may be unable to adequately perform and deliver its contracted services. Under these circumstances, we may be required to incur additional costs, make additional investments and provide additional services to ensure the adequate performance and delivery of the contracted services and/or to pay liquidated damages. Under agreements with joint and several liability, we could be liable for both our obligations and those of our partners. These additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, which could also negatively affect our reputation in the industries we serve. Additionally, we rely on third party partners, equipment manufacturers and third party subcontractors to complete our projects. To the extent our partners cannot execute their portion of the work, are unable to deliver their services, equipment or materials according to the negotiated terms and/or we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services in an effort to meet our contractual obligations exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts.

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

We are a major provider of services to U.S. government agencies and therefore are exposed to risks associated with government contracting. Government clients typically can terminate or modify contracts with us at their convenience. As a result, our backlog may be reduced or we may incur a loss if a government agency decides to terminate or modify a contract with us. We are also subject to audits, including audits of our internal controls systems, cost reviews and investigations by government contracting oversight agencies. As a result of an audit, the oversight agency may disallow costs or withhold a percentage of interim payments. Cost disallowances may result in adjustments to previously reported revenues and may require refunding previously collected cash proceeds. In addition, our failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in our being suspended or debarred from future government projects for a significant period of time, possible civil or criminal fines and penalties and the risk of public scrutiny of our performance, and potential harm to our reputation, each of which could have a material adverse effect on our business. Other remedies that our government clients may seek for improper activities or performance issues include sanctions such as forfeiture of profits and suspension of payments.

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

For the fiscal year ended August 31, 2012, 90.8% of our E&I segment’s backlog was with U.S. government agencies.

The limitation or the modification of the Price-Anderson Act’s indemnification authority and similar federal programs for nuclear and other potentially hazardous activities, could adversely affect our business.

The Price-Anderson Act (PAA) comprehensively regulates the manufacture, use and storage of radioactive materials, while promoting the nuclear energy industry by offering indemnification to the nuclear industry against liability arising from nuclear incidents at non-military facilities in the U.S. in connection with contractual activity for the DOE, while still ensuring compensation for the general public. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. Because we provide services to the DOE at nuclear weapons facilities and the nuclear energy industry in the ongoing maintenance and modification, as well as decontamination and decommissioning, of its nuclear energy plants, we are entitled to the indemnification protections under the PAA. Although the PAA’s indemnification provisions are broad, it does not apply to all liabilities that we might incur while performing services as a radioactive materials cleanup contractor for DOE and the nuclear energy industry.

Public Law 85-804 (PL 85-804), which indemnifies government contractors who conduct certain approved contractual activity related to unusually hazardous or nuclear activity, may provide additional or alternative indemnification for such activities. If the contractor protection currently provided by the PAA or PL 85-804 is significantly modified, is not approved for, or does not extend to all of our services, our business could be adversely affected by either our clients’ refusal  to retain us for potentially covered projects or our inability to obtain commercially adequate insurance and indemnification.

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

Some of our clients may rely on DOE’s LGP, under which DOE issues loan guarantees to eligible projects that “avoid, reduce, or sequester air pollutants or anthropogenic emissions of greenhouse gases” and “employ new or significantly improved technologies as compared to technologies in service in the U.S. at the time the guarantee is issued.” If the current administration were to revoke or limit DOE’s LGP, it could make obtaining funding more difficult for many of our clients, which could inhibit their ability to take on new projects and result in a negative impact on our future operations.

We may be exposed to additional risks in our Power segment, as we begin to execute our significant nuclear backlog and book new nuclear awards. These risks include greater backlog concentration in fewer projects, possibly increasing requirements for letters of credit and potential cost overruns, which could have a material adverse effect on our future revenues and liquidity. Additionally, the current economic conditions may impact the pace of the development of nuclear projects.

We expect to convert a significant part of our backlog of nuclear projects in the Power segment into revenues in the future. Nuclear projects may use larger sums of working capital than other projects in this segment and will be concentrated among a few larger clients. As we increase our active projects in the nuclear business and, consequently our reliance in revenues from this business, we may become more dependent on a smaller number of clients. If we lose clients in our nuclear business and are unable to replace them, our revenues could be materially adversely impacted. Additionally, if any of the nuclear projects currently included in our backlog are significantly delayed, modified or canceled, our reported backlog and future earnings may be materially and adversely impacted.

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

     In addition to existing environmental regulations, the adoption and implementation of regulations imposing reporting obligations on, or limiting emissions of GHGs from, our clients’ equipment and operations could significantly impact demand for our services, particularly among our clients for coal and gas-fired generation facilities as well as our clients in the petrochemicals business. Any significant reduction in demand for our services as a result of the adoption of these or similar proposals could have a significant adverse impact on our results of operations.

Nuclear Operations

Risks associated with nuclear projects, due to their size and complexity, may be increased by permit, licensing and regulatory approvals that can be even more stringent and time consuming than similar processes for more conventional construction projects. We are subject to regulations from a number of entities, including the NRC, International Atomic Energy Agency (IAEA) and the European Union (EU), which have a substantial effect on our nuclear operations. The IAEA and the EU both have systems for nuclear material safeguards. Global-scale agreements on nuclear safety such as the Convention on Nuclear Safety and the Joint Convention on the Safety of Spent Fuel Management and on the Safety of Radioactive Waste Management are also in place. The Euratom Treaty has created uniform safety standards aimed at protecting the public and workers and passed rules governing the transportation of radioactive waste. In addition, licensed nuclear facilities must comply with strict inspection procedures. Regulations governing the shutdown and dismantling of nuclear facilities and the disposal of nuclear wastes could also have an effect on our operations. Delays in receiving necessary approvals, permits or licenses, failure to maintain sufficient compliance programs, or other problems encountered during construction could significantly increase our costs and cause our actual results of operations to significantly differ from anticipated results.

Unanticipated litigation or negative developments in pending litigation related to hazardous substances encountered in our businesses could have a material adverse effect on our results of operations and financial condition.

We are from time to time involved in various litigation and other matters related to hazardous substances encountered in our businesses. In particular, the numerous operating hazards inherent in our businesses increase the risk of toxic tort litigation relating to any and all consequences arising out of human exposure to hazardous substances, including without limitation, current or past claims involving asbestos related materials, formaldehyde, Cesium 137 (radiation), mercury and other hazardous substances, or related environmental damage. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The outcome of such litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes results in a substantial monetary judgment against us or an adverse legal interpretation is settled on unfavorable terms, or otherwise affects our operations, it could have a material adverse effect on our operating results and financial condition.

Our clients’ and our partners’ ability to receive the applicable regulatory and environmental approvals for our projects and the timeliness of those approvals could adversely affect us.

The regulatory permitting process for many of the projects performed by our Power segment requires significant investments of time and money by our clients and sometimes by us and/or our partners. There are no assurances that we or our clients will obtain the necessary permits for these projects. Applications for permits to operate these fossil and nuclear-fueled facilities, including air emissions permits, may be opposed by government entities, individuals or environmental groups, resulting in delays and possible non-issuance of the permits. For example, the NRC’s notice to WEC directing WEC to modify the AP1000 shield building caused a delay resulting in a schedule modification.

Due to the international nature of our business we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act,  similar worldwide anti-bribery laws, and various international trade and export laws.

The international nature of our business creates various domestic and local regulatory challenges. The U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-bribery laws in other jurisdictions generally prohibit U.S.-based companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that experience government corruption to some degree, and, in certain circumstances, compliance with anti-bribery laws may conflict with those local customs and practices. Our FCPA policy and training provide our employees with procedures, guidelines and information about FCPA obligations and compliance. Further, we advise our partners, subcontractors, agents and others who work for us or on our behalf that they are obligated to comply with the FCPA. We have procedures and controls in place designed to ensure internal and external compliance. Additionally, our global operations require us to import and export goods and technologies across international borders, which requires a robust compliance program. However, such internal controls and procedures will not always protect us from reckless or criminal acts committed by our employees or agents. If we are found to be liable for FCPA or other regulatory violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have a material adverse effect on our business.

Political and economic conditions in foreign countries in which we operate could adversely affect us.

Approximately 14% of our fiscal year 2012 revenues were attributable to projects in international markets, some of which are subject to political unrest and uncertainty. In addition to the specific challenges we face internationally, international contracts, operations and expansion expose us to risks inherent in doing business outside the U.S., including:

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

We generally attempt to denominate our contracts in U.S. dollars (USD) or in the currencies of our expenditures. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We attempt to minimize our exposure from foreign exchange risks by obtaining escalation provisions for projects in inflationary economies, or entering into hedge contracts when there are different currencies for contract revenues and costs. However, these actions may not always eliminate all foreign exchange risks.

Our Westinghouse Bonds are JPY denominated. As the USD/JPY exchange rate changes, the amount of USD required to service this debt will change.

Risks related to our Investment in Westinghouse could have an adverse effect on us.

We incur significant JPY-denominated cash interest cost on the Westinghouse Bonds issued to finance our Investment in Westinghouse, and we can provide no assurance that we will receive dividends from Westinghouse sufficient to cover these costs. In an effort to mitigate this risk, we enter into foreign currency forward contracts from time to time, to hedge the impact of exchange rate changes on our JPY-denominated cash interest payments on the Westinghouse Bonds. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months.

In connection with our Investment in Westinghouse and issuing the Westinghouse Bonds, we entered into put option agreements with Toshiba (Put Options) providing us the option to sell all or part of our Westinghouse Equity to Toshiba during a defined exercise period, which we are currently within. On October 6, 2012, NEH exercised its Put Options to sell the Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, in January 2013, with the proceeds deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013.

For additional information, see Part I, Item 1 – Our Business Segments – Investment in Westinghouse Segment, Note 7 – Investment in Westinghouse and Related Agreements, Note 8 — Equity Method Investments and Variable Interest Entities and Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 and in Liquidity below.

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

Additionally, once our construction is complete, we may face claims relating to our job performance, which could materially impact our financial statements. Under some of our contracts, we must use client-specified metals or processes for producing or fabricating pipe for our clients. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or reworking costs, which could materially impact our financial statements.

We have been, and may in the future be, named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. Should we be determined liable, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a claims-made basis covering only claims actually made during the policy period currently in effect. Even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any damages not covered by our insurance, in excess of our insurance limits or, if covered by insurance subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations.

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

We had $404.5 million of goodwill and $2.9 million of intangible assets recorded on our consolidated balance sheet at August 31, 2012. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. If our market capitalization drops significantly below the amount of net equity recorded on our balance sheet, it might indicate a decline in our fair value and would require us to further evaluate whether our goodwill has been impaired. We also perform an annual review of our goodwill and intangible assets to determine if it has become impaired, which would require us to write down the impaired portion of these assets. If we were required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected.

We rely on our information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches by computer hackers and cyber terrorists. We rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

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

A breach of any covenant or our inability to comply with the required financial ratios could result in a default under our Facility, and we can provide no assurance that we will be able to obtain the necessary waivers or amendments from our lenders to remedy a default. In the event of any default not waived, the lenders under our Facility are not required to lend any additional amounts or issue letters of credit and could elect to require us to apply all of our available cash to collateralize any outstanding letters of credit, declare any outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable or require us to apply all of our available cash to repay any borrowings then outstanding at the time of default. If we are unable to pay when due any material indebtness, to fund adequately the Facility letter of credit collateral account or if any other default has occurred and is continuing under our restated credit agreement, our lenders could proceed to accelerate all of our obligations and we could be required to pay immediately any shortfall amount required to cover our obligations into the Facility letter of credit collateral account. If any future indebtedness under our Facility is accelerated, we can provide no assurance that our assets would be sufficient to repay such indebtedness in full. At August 31, 2012, we had no outstanding borrowings under the Facility with outstanding letters of credit inclusive of both financial and performance of approximately $247.1 million. Our borrowing capacity under the Facility is reduced by the aggregate amount of letters of credit we have outstanding.

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

At August 31, 2012, we had total outstanding indebtedness of approximately $1,656.2 million, approximately $1,640.5 million of which relates to our Westinghouse Bonds and is of limited recourse to us. In addition, at August 31, 2012, letters of credit, domestic and foreign, issued for our account in an aggregate amount of $329.6 million were outstanding, including the $247.1 million outstanding under our Facility. We had no borrowings under our Facility. Our indebtedness could have important consequences, including the following:

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

At August 31, 2012, approximately 18% of our employees were represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. There is inherent risk that  on-going or future negotiations relating to collective bargaining agreements or union representation may not be favorable to us. From time to time, we also have experienced attempts to unionize our non-union shops. Such efforts can often disrupt or delay work and present risk of labor unrest.

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

Safety is a primary focus of our business and is critical to our reputation; however, we often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability.

Risks Associated with the Proposed Merger with CB&I

The Company will be subject to various uncertainties and contractual restrictions while the Transaction is pending that may cause disruption and could adversely affect our financial results.

Uncertainty about the effect of the Transaction on employees, suppliers and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel while the Transaction is pending and for a period of time thereafter, as employees and prospective employees may experience uncertainty about their future roles with the combined company, and could cause customers, suppliers and others who deal with us to seek to change existing business relationships with us. The pursuit of the Transaction and the preparation for the integration may also place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could affect our financial results.

In addition, the Transaction Agreement restricts us, without CB&I’s consent, from taking certain specified actions while the Transaction is pending. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Transaction or termination of the Transaction Agreement. Because we do not expect to complete the Transaction until the first quarter of calendar 2013, we are expected to operate under these restrictions for a significant period of time.

The Transaction is subject to a number of conditions, including, but not limited to, the consummation of the sale to Technip S.A. of substantially all of the E&C business, which was completed on August 31, 2012; the valid exercise of the Westinghouse Put Options, which were exercised on October 6, 2012; our possession of at least $800 million of unrestricted cash ( “Unrestricted Cash” as defined in the Transaction Agreement), as of the closing date; EBITDA ( “Company EBITDA” as defined in the Transaction Agreement) for the period of four consecutive fiscal quarters ending prior to the closing date of the Transaction of not less than $200 million; and net indebtedness for borrowed money ( “Net Indebtedness for Borrowed Money” as defined in the Transaction Agreement) not exceeding $100 million as of the closing date of the Transaction. The Transaction Agreement also restricts, among other items, our ability to increase borrowings, repurchase shares, and pay dividends.

We have certain provisions in our articles of incorporation and by-laws that may discourage a change of control of our company.

Certain of our corporate governing documents contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. For example, certain provisions in our articles of incorporation authorize the board of directors to determine the powers, preferences and rights of preference shares and to issue preference shares without shareholder approval. These provisions could make it more difficult for a third-party to acquire us, even if the third-party’s offer may be considered beneficial by many shareholders.

Other provisions require a supermajority vote. For example, the affirmative vote of the holders of at least 75% of the outstanding shares of common stock entitled to vote on a matter (Supermajority Threshold), which excludes shares owned by any person that, together with its affiliates, beneficially owns in the aggregate 5% or more of the outstanding shares of our common stock as of the record date, other than any trustee of the Shaw 401(k) Plan (Related Person), is required to authorize and/or approve a merger, consolidation or business combination, such as the proposed merger with CB&I pursuant to the Transaction Agreement.

This supermajority vote requirement could make it difficult to complete a merger, consolidation or sale of our company to CB&I. The Articles further provide that to change this supermajority requirement would itself require an affirmative vote of the holders of at least 75% of the voting power of common stock.

Any one of the provisions discussed above could discourage third parties from obtaining control of us and prevent the proposed merger with CB&I. These provisions may also impede a transaction in which our shareholders could receive a premium over then-current market price and our shareholders’ ability to approve transactions that they consider in their best interests.

If the Transaction does not occur, the Company may incur payment obligations to CB&I.

In certain circumstances in connection with the termination of the Transaction Agreement, including if our Board of Directors changes or withdraws its recommendation of the Shaw Transaction Proposal or terminates the Transaction Agreement to enter into an agreement for an alternative business combination transaction, we must pay to CB&I a termination fee equal to $104 million. We must also pay to CB&I a termination fee equal to $32 million if the Transaction Agreement is terminated because our shareholders fail to approve the Shaw Transaction Proposal at the special meeting.

The Transaction Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Transaction, which could discourage a potential acquirer of Shaw from making an alternative transaction proposal and, in certain circumstances, could require the Company to pay to CB&I a significant termination fee.

Under the Transaction Agreement, we are restricted, subject to limited exceptions, from entering into alternative transactions in lieu of the Transaction. In general, unless and until the Transaction Agreement is terminated, we are restricted from, among other things, soliciting, initiating, knowingly facilitating or knowingly encouraging any inquiries regarding, or making any competing acquisition proposal. Our Board of Directors is limited in its ability to change its recommendation with respect to the Shaw Transaction Proposal.

We may terminate the Transaction Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Transaction Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the Transaction, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At August 31, 2012, our principal properties (those where we occupy over 35,000 square feet) were as follows:

Location	Description	Segment Using Property	Owned Leased
Baton Rouge, LA	Corporate Headquarters	Corporate/E&I/Plant Services/Power	Leased
Abu Dhabi, UAE	Office Building and Pipe Fabrication Facility	F&M	Leased
Addis, LA	Fabrication Facility	F&M	Owned
Askar, Bahrain	Office Building and Pipe Fabrication Facility	F&M	Leased
Baton Rouge, LA	Office Building	Corporate/E&I	Leased
Canton, MA	Office Building	Power/E&I	Leased
Centennial, CO	Office Building	Power/E&I	Leased
Charlotte, NC	Office Buildings	Power	Leased
Clearfield, UT	Fabrication and Manufacturing	F&M	Leased
Concord, CA	Office Building & Warehouse	E&I	Leased
Delcambre, LA	Manufacturing Facility	Plant Services	Owned
Derby, United Kingdom	Manufacturing Facility	Power	Owned
El Dorado, AR	Manufacturing Facility	F&M	Owned
Findlay, OH	Office Building & Storage	E&I	Leased
Houston, TX	Pipe Fittings Distribution Facility	F&M	Leased
Knoxville, TN	Warehouse	E&I	Leased
Knoxville, TN	Office Building	E&I	Leased
Lake Charles, LA	Module Assembly Facility	F&M	Leased
LaPorte, TX	Manufacturing Facility	Plant Services	Owned
Laurens, SC	Pipe Fabrication Facility	F&M	Owned
Maracaibo, Venezuela	Pipe Fabrication Facility	F&M	Owned
Matamoros, Mexico	Pipe Fabrication Facility	F&M	Owned
Monroeville, PA	Office Building & Storage	E&I	Leased
Moorestown, NJ	Office Building	Power	Leased
New Brunswick, NJ	Manufacturing Facility	F&M	Leased
Prairieville, LA	Office Building/Manufacturing Facility	E&I/Power/Plant Services	Owned
Shreveport, LA	Manufacturing Facility	F&M	Owned
Shreveport, LA	Piping Components & Manufacturing Facility	F&M	Owned
Stoughton, MA	Office Building	Power/E&I	Leased
Trenton, NJ	Office Building	E&I	Leased
Tulsa, OK	Pipe Fabrication & Distribution Facility	F&M	Owned
Walker, LA	Office Building & Warehouse	F&M	Owned
Walker, LA	Pipe Fabrication Facility	F&M	Owned
West Monroe, LA	Pipe Fabrication Facility	F&M	Owned

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

Item 4.  Mine Safety Disclosures

Not applicable.

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

	High	Low
Fiscal Year ended August 31, 2012
First Quarter	25.36	18.98
Second Quarter	31.16	21.65
Third Quarter	32.49	24.93
Fourth Quarter	43.70	23.95
Fiscal Year ended August 31, 2011
First Quarter	35.29	29.56
Second Quarter	41.58	32.43
Third Quarter	41.62	27.61
Fourth Quarter	36.53	20.24

The closing sales price of our common stock on October 16, 2012, as reported on the NYSE, was $44.22 per share. On October 16, 2012, we had 220 shareholders of record.

We have not paid any cash dividends on the common stock. The declaration of dividends is at the discretion of our Board of Directors, and our dividend policy is reviewed by the Board of Directors on a regular basis. We are, however, subject to certain limitations on the payment of dividends under the terms of existing Credit Facilities and the Transaction Agreement. For additional information on these prohibitions, see our discussion of Liquidity and Capital Resources included in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations below and Part I, Item 1A – Risk Factors.

Issuer Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended August 31, 2012, of our equity securities that are registered pursuant to Section 12 of the Exchange Act:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2) (in millions)
6/1/2012 to 6/30/2012	533	$25.03	—	326.1
7/1/2012 to 7/31/2012	1,371	$27.50	—	326.1
8/1/2012 to 8/31/2012	110	$39.06	—	326.1
Total	2,014

1
Repurchases during the quarter were related to restricted stock units withheld from employees in connection with the settlement of income tax withholding obligations arising from the vesting of restricted stock units.

2	We currently have an open authorization to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility and the Transaction Agreement.

Equity Compensation Plan Information

For important information regarding our equity compensation plans, please see Note 13 – Share-Based Compensation to our consolidated financial statements beginning on page F-2.

Stock Performance Graph

The following graph compares the cumulative 5-year total return to shareholders of our common stock relative to the cumulative total returns of the S&P 500 index (S&P 500) and the Dow Jones US Heavy Construction index (DJ Heavy Construction). An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and the S&P 500 and DJ Heavy Construction indexes on August 31, 2007 and its relative performance is tracked through August 31, 2012.

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

	8/07	8/08	8/09	8/10	8/11	8/12

Shaw Group Inc. (The)	100.00	98.98	58.60	64.74	46.57	84.08
S&P 500	100.00	88.86	72.64	76.20	90.30	106.56
Dow Jones US Heavy Construction	100.00	96.85	64.93	57.54	67.18	68.52

THE FOREGOING GRAPH REPRESENTS HISTORICAL STOCK PRICE PERFORMANCE AND IS NOT
NECESSARILY INDICATIVE OF ANY FUTURE STOCK PRICE PERFORMANCE.

See Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters with respect to information to be incorporated by reference regarding our equity compensation plans.

Item 6.  Selected Financial Data

The following selected financial data was derived from our audited consolidated financial statements. You should read the selected financial data presented below in conjunction with the information contained in Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and our consolidated financial statements and the notes thereto beginning on page F-2 of this Form 10-K.

	Year Ended August 31,
(In millions, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Statements of Operations
Revenues	$6,008.4	$5,937.7	$6,984.0	$7,276.3	$6,998.0
Net income (loss) attributable to Shaw	$198.9	$(175.0)	$82.0	$12.8	$140.7
Diluted net income (loss) per common share attributable to Shaw	$2.90	$(2.18)	$0.96	$0.15	$1.67
Consolidated Balance Sheets
Total assets	$5,007.5	$5,487.0	$5,996.3	$5,557.2	$4,587.3
Westinghouse bonds, short-term	$1,640.5	$1,679.8	$1,520.7	$1,388.0	$—
Long-term debt, less current maturities	$5.3	$0.6	$1.0	$7.6	$1,165.6
Cash dividends declared per common share	$—	$—	$—	$—	$—

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

Overview of Results and Outlook

Our financial results for fiscal year 2012 were highlighted by several significant achievements:  the successful divestiture of substantially all of the business within the E&C segment which resulted in cash proceeds of $290.0 million and a pre-tax gain of $53.7 million, net of related divestiture activities and charges associated with the wind-down of the remaining E&C operations, the issuance of combined operating licenses (COLs) to our clients by the NRC related to EPC contracts on four nuclear power reactors in the United States, and the announcement of an agreement to sell the Company for an amount that approximates a 72% premium on our share price immediately prior to the announcement.

In February 2012, our Power segment’s client received its COL related to the domestic EPC contracts for two AP1000 nuclear power units in Georgia, and in March 2012, our client received its COL related to the domestic EPC contract for two AP1000 nuclear power units in South Carolina. Receipt of the COLs allows increased amounts of construction activities to commence, such as the placement of safety-related rebar and placing of first nuclear concrete. However, the delays in the issuance of the COLs by the NRC from the anticipated timeline at the contract signing, along with certain licensing related delays, have resulted in lower than expected revenue amounts during fiscal year 2012 for our Power segment. In addition, the segment experienced volume declines on new build coal and gas-fired projects nearing completion. The earnings impact associated with these volume declines were offset by favorable performance incentives on one coal plant and the favorable resolution of certain claims and change orders related to a second new build coal plant nearing completion. Also included in fiscal year 2012 was the adverse impact of a legal settlement on an AQC project resulting in a $20.1 million pre-tax charge.

Our Plant Services segment continues to perform at what we believe is an industry leading level and, as a result, has been able to win work from new clients for additional nuclear power plant maintenance and outage work as well as fossil power and industrial plant maintenance. The segment experienced increased revenue and gross profit in fiscal year 2012 as compared to the prior fiscal year. The increase was primarily due to the mix of clients serviced in our nuclear plant outage maintenance work. Differences in the scope of services between contracts generally result in variances in revenue and margin.

Our E&I segment’s results of operations have been driven by several large federal projects along with emergency response and restoration projects. Our hurricane protection project for the USACE, which is essentially complete, and our MOX project for the DOE in South Carolina continued to significantly impact our operations in the current fiscal year. The federal business within this segment has been impacted by delays on certain contracts included in backlog and new federal procurements, as well as by increased competition.

Our F&M segment experienced increased revenue and profits for fiscal year 2012, compared to the prior fiscal year, as production continues to increase on work for the nuclear power plants our Power segment is executing in Georgia and South Carolina, and as general market conditions continue to improve. Production commenced at our new pipe fabrication joint venture facility in the UAE during the first quarter of fiscal year 2012. Additionally, our pipe fabrication joint venture in Brazil commenced operations in the fourth quarter of fiscal year 2012. The new facilities evidence opportunities in growing international markets for pipe and steel fabrication in shops versus traditional field construction fabrication, as plant fabrication offers the advantages of consistent quality, permanent local employment and, depending on the location, reduced costs and security concerns when compared to field construction fabrication.

On August 31, 2012, we completed the E&C Sale for approximately $290.0 million in cash. We have retained obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion. During the 2012 fiscal year, we recorded a gain related to the E&C Sale, net of related divestiture activities and charges associated with the wind-down of remaining E&C operations, of approximately$53.7 million pre-tax, which is comprised of a $28.4 million pre-tax loss recorded in the third quarter of our fiscal year and a $82.1 million pre-tax gain recorded in the fourth quarter of our fiscal year.

The Westinghouse segment continued to impact our consolidated financial results with significant non-cash, non-operating foreign currency transaction gains and losses resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period. These transaction gains/losses occur when the JPY decreases/increases relative to the USD. In fiscal years 2012 and 2011, we recorded a pre-tax gain of $40.8 million and a pre-tax loss of $159.0 million, respectively, related to foreign currency transaction losses on the JPY-denominated bonds. The exchange rate of the JPY to the USD at August 31, 2012, was 78.6 as compared to 76.8 as of August 31, 2011.

October 6, 2012, subsequent to our 2012 fiscal year-end, NEH exercised its Put Options to sell the Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, in January 2013, with the proceeds deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013. Prior to bond retirement, our financial statements will continue to be impacted by non-cash foreign currency transaction gains and losses resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period.

See Note 16 – Business Segments to our consolidated financial statements for total assets by segment.

Consolidated Results of Operations

The information below is an analysis of our consolidated results for the fiscal years ended August 31, 2012, 2011 and 2010 (in millions, except for percentages). See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

Revenue:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$6,008.4	$5,937.7	$6,984.0
$ change from prior period	70.7	(1,046.3)
% change from prior period	1.2%	(15.0)%

Consolidated revenues increased during fiscal year 2012 as compared to fiscal year 2011, primarily related to volume increases in our Plant Services and F&M segments, partially offset by a decline in our Power segment. The increase in Plant Services revenues was driven by an increase in the number of nuclear refueling outages and the overall duration of the outages. The increase in F&M revenues was primarily due to execution of AP1000 work for our Power segment and the segment’s new pipe fabrication facility in the UAE.

The decrease in consolidated revenues during fiscal year 2011 as compared to fiscal year 2010 was primarily due to declines in activity in our E&C and E&I segments. The decline in E&C revenues was driven by the continued lack of new awards in 2010 and 2011. The decline in E&I revenues is primarily attributed to decreased cost reimbursable construction activity on a hurricane protection project in Louisiana that is nearing completion.

Gross profit:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$428.0	$196.3	$569.2
$ change from prior period	231.7	(372.9)
% change from prior period	118.0%	(65.5)%

Consolidated gross profit increased during fiscal year 2012 as compared to fiscal year 2011, as our Power, F&M and E&C segments’ gross profit increased significantly from the prior fiscal year. The increase in gross profit for our Power segment was primarily driven by an adverse jury verdict and a favorable arbitration award in fiscal year 2011 that resulted in a net reduction in gross profit of $43.6 million in that period that did not re-occur in the current fiscal year, as well as $68.3 million of additional gross profit on two new build coal plants as compared to prior year, as a result of increased recovery (of previously incurred costs) recognized in connection with the achievement of certain performance guarantees and the resolution of previously outstanding claims. The increase in gross profit for our F&M segment is attributable to execution of AP1000 work for our Power segment, UAE production ramp up, and a $16.8 million adverse settlement of a dispute with a client in fiscal year 2011 that did not re-occur in the current fiscal year. For our E&C segment, the prior fiscal year was negatively impacted by $183.7 million in reduced margin related to  forecasted cost increases on the southeast Asia project driven primarily by subcontractor costs in excess of that originally forecasted.

The decrease in gross profit during fiscal year 2011 as compared to fiscal year 2010 was primarily due to reduced volumes of revenue as well as $183.7 million in reduced margins related to forecasted cost increases on the southeast Asia project in our E&C segment and reversed contract profit on an EPC coal project in the U.S. for cost increases from quantity growth and resultant construction labor costs of approximately $86.8 million.

Selling, general and administrative expenses (S,G&A):
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$276.3	$273.5	$288.0
$ change from prior period	2.8	(14.5)
% change from prior period	1.0%	(5.0)%

Consolidated S,G&A increased slightly during fiscal year 2012, primarily related to higher compensation costs, offset by lower travel costs and legal and professional fees. The decrease during fiscal year 2011 was primarily due to reductions in staffing costs.

Gain on disposal of E&C assets:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$83.3	$—	$—
$ change from prior period	83.3	—	—
% change from prior period	100.0%	(0)%	(0)%

On August 31, 2012, we completed the E&C Sale. Also on August 31, 2012, the E&C segment’s Toronto-based operations that were not included in the E&C Sale filed for bankruptcy and were deconsolidated. As a result of the E&C Sale and the related divestiture activity, we recorded a pre-tax gain of $83.3 in fiscal year 2012.

Impairment of note receivable:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$—	$48.1	$—
$ change from prior period	(48.1)	48.1
% change from prior period	(100.0)%	100.0%

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

Interest expense:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$46.9	$47.1	$43.9
$ change from prior period	(0.2)	3.2
% change from prior period	(0.4)%	7.3%

Consolidated interest expense remained unchanged during fiscal year 2012 as compared to fiscal year 2011. The increase in interest expense during fiscal year 2011 as compared to fiscal year 2010 was due primarily to the interest expense associated with the JPY denominated bonds, which increased, when expressed in U.S. dollar terms, by approximately $3.5 million, or 9.2%, to $41.6 million in fiscal year 2011 from $38.1 million in fiscal year 2010. The actual interest expense is paid in a fixed amount of JPY but the US dollar equivalent varies according to the JPY/US dollar exchange rate.

Provision (benefit) for income taxes:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$45.0	$(106.8)	$38.0
$ change from prior period	151.8	(144.8)
% change from prior period	142.1%	(381.1)%

Consolidated effective tax rate for fiscal year 2012 was 19% as compared to a benefit of 36% for fiscal year 2011. Our consolidated effective tax rate is lower than fiscal year 2011 due to a lower provision for unrecognized tax benefits and the impact of the E&C sale as well as the level and mix of earnings between domestic and international operations. The provision for income tax for fiscal year 2012 benefited from an exclusion of capital gain on the sale of shares in a foreign jurisdiction. The impact of this exclusion on our effective tax rate for fiscal year 2012 was a decrease of 11%. The provision for income taxes for fiscal year 2012 includes an increase to unrecognized tax benefits of $3.9 million for current and prior years as well as a benefit of $18.5 million due to a release of unrecognized tax benefits due to the expiration of statutes of limitations in various jurisdictions. The impact of changes from unrecognized tax benefits on our effective tax rate for fiscal year 2012 was a decrease of 6%.

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

Earnings (losses) from unconsolidated entities:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$16.2	$26.3	$7.1
$ change from prior period	(10.1)	19.2
% change from prior period	(38.4)%	270.4%

Earnings (losses) from unconsolidated entities decreased in fiscal year 2012 as compared to fiscal year 2011, primarily due to a $8.6 million net of tax decrease in earnings from our Investment in Westinghouse.

The increase in earnings (losses) from unconsolidated entities in fiscal year 2011 as compared to fiscal year 2010 was primarily due to a $13.9 million net of tax increase in earnings from our Investment in Westinghouse.

Net income (loss) attributable to Shaw:
	For the Year Ended August 31,
	2012	2011	2010
Amount (in millions)	$198.9	$(175.0)	$82.0
$ change from prior period	373.9	(257.0)
% change from prior period	213.7%	(313.4)%

Consolidated net income (loss) attributable to Shaw increased in fiscal year 2012 as compared to fiscal year 2011, due primarily to the factors discussed above, as well as a $40.8 million pre-tax non-cash foreign currency transaction gain in fiscal year 2012 resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period, as compared to a $159.0 million loss in fiscal year 2011.

The decrease in consolidated net income (loss) attributable to Shaw in fiscal year 2011 as compared to fiscal year 2010 was related to the factors discussed above and an increase in the pre-tax non-cash foreign currency transaction loss of $27.4 million in fiscal year 2011 resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period.

Segment Results of Operations

The following tables compare selected summary financial information related to our segments for the fiscal years ended August 31, 2012, 2011 and 2010 (in millions, except for percentages):
	Fiscal Year Ended August 31,
	2012	2011	2010
Revenues:
Power	$1,973.4	$2,116.8	$2,297.9
Plant Services	1,089.2	924.7	881.0
E&I	1,814.4	1,894.3	2,215.2
F&M	551.5	408.6	492.0
E&C	579.9	593.3	1,097.8
Corporate	—	—	0.1
Total revenues	$6,008.4	$5,937.7	$6,984.0

Gross profit:
Power	$68.6	$35.8	$119.7
Plant Services	80.8	70.2	53.2
E&I	171.4	188.8	206.8
F&M	103.2	50.7	93.5
E&C	1.9	(153.3)	93.9
Corporate	2.1	4.1	2.1
Total gross profit	$428.0	$196.3	$569.2

Gross profit percentage:
Power	3.5%	1.7%	5.2%
Plant Services	7.4	7.6	6.0
E&I	9.4	10.0	9.3
F&M	18.7	12.4	19.0
E&C	0.3	(25.8)	8.6
Corporate	NM	NM	NM
Total gross profit percentage	7.1%	3.3%	8.2%

Selling, general and administrative expenses:
Power	$39.5	$41.2	$51.8
Plant Services	11.2	10.6	9.8
E&I	71.6	74.4	71.3
F&M	35.3	30.6	30.1
E&C	42.3	47.9	50.0
Investment in Westinghouse	0.1	1.4	0.1
Corporate	76.3	67.4	74.9
Total selling, general and administrative expenses	$276.3	$273.5	$288.0

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$30.6	$1.8	$64.9
Plant Services	69.8	59.8	43.7
E&I	102.8	117.3	138.8
F&M	68.8	20.6	63.9
E&C	41.5	(190.3)	47.7
Investment in Westinghouse	0.1	(201.9)	(169.8)
Corporate	(73.5)	(108.2)	(58.1)
Total income (loss) before income taxes and earnings (losses) from unconsolidated entities	$240.1	$(300.9)	$131.1
NM — Not meaningful.

Our revenues by industry were as follows (in millions, except for percentages):

	Fiscal Year Ended August 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Environmental and Infrastructure	$1,814.4	30	$1,894.3	32	$2,215.2	32
Power Generation	2,872.3	48	2,832.8	48	2,985.8	43
Chemicals	1,280.7	21	1,134.4	19	1,698.2	24
Other	41.0	1	76.2	1	84.8	1
Total revenues	$6,008.4	100%	$5,937.7	100%	$6,984.0	100%

Our revenues by geographic region generally based on the site location of the project were as follows (in millions, except for percentages):
	Fiscal Year Ended August 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
United States	$5,187.6	86	$5,032.2	85	$5,619.0	80
Asia/Pacific Rim countries	489.1	8	573.3	10	948.4	14
Middle East	163.4	3	141.7	2	263.2	4
United Kingdom and other European countries	53.5	1	105.8	2	67.6	1
South America and Mexico	85.7	2	56.2	1	16.0	—
Canada	16.3	—	18.8	—	23.3	—
Other	12.8	—	9.7	—	46.5	1
Total revenues	$6,008.4	100%	$5,937.7	100%	$6,984.0	100%

Segment Overview and Analysis — Fiscal Year 2012 Compared to Fiscal Year 2011

Power Segment

Our Power segment continues to execute major electric power generation projects, with the mix of fuel sources for the projects varying as market conditions change. During fiscal year 2012, we reached substantial completion on one EPC new build coal-fired power plant and one new build natural gas-fired plant, while work continues on two EPC coal-fired power plants and two gas-fired power plants in the U.S. Activity on two contracts for four domestic AP1000 nuclear units continued to increase throughout the year, once the necessary COLs were issued by the NRC. These two projects generated approximately 13 percent of our consolidated revenues for fiscal year 2012, with margins that exceeded those of the coal- and gas-fired projects. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. In the fossil fuel markets, we believe there are significant opportunities for gas-fired power plants and AQC related projects, but the timing of the AQC projects is dependent on the compliance timeframe for the air emission regulations in the U.S. We have seen increased activity in this area as evidenced by the award of an EPC services contract for AQC work for Portland General Electric’s Boardman plant near Portland, Oregon during the fourth quarter. Additionally, subsequent to our fiscal year end, we were awarded the front-end engineering for a fleet of AQC projects for FirstEnergy Corp. in Ohio, Pennsylvania and West Virginia.

Revenues

Revenues decreased $143.4 million, or 6.8%, to $1,973.4 million in fiscal year 2012 from $2,116.8 million in fiscal year 2011. The decrease was primarily due to a $417.5 million decrease in fossil plant construction activity primarily driven by coal and gas-fired power plants recently competed or nearing completion. This decrease is reflective of the current power market in the U.S., where few new coal-fired power projects are being considered by utilities because of environmental regulations and the abundant supply of relatively inexpensive natural gas. The decrease in coal and gas-fired EPC project revenues were generally offset by $306.2 million in volume increases associated with the ramp up of our domestic AP1000 nuclear reactor projects as well as a major nuclear uprate project.

Gross profit and gross profit percentage

Gross profit increased $32.8 million, or 91.6%, to $68.6 million in fiscal year 2012 from $35.8 million in fiscal year 2011. Gross profit percentage increased to 3.5% in fiscal year 2012 from 1.7% in fiscal year 2011. The increase in gross profit and gross profit percentage was driven primarily by an adverse jury verdict and a favorable arbitration award in fiscal year 2011 that resulted in a net reduction in gross profit of $43.6 million in that period as compared to a $20.1 million reduction  in 2012 from settlement on a recently completed AQC project. In fiscal year 2012 we recorded $16.7 million additional gross profit from coal projects as a result of increased earnings from performance incentives, favorable changes to existing contract terms, and resolution of certain unapproved change orders, partially offset by the reduced revenue noted above. We also experienced an increase in gross profit of $11.5 million related to increased activity on two new build gas-fired plants. Lastly, we experienced a decrease in gross profit of $21.2 million from the prior year on our nuclear power projects driven by a major uprate project that generated relatively low gross profit, as well as from schedule delays and resulting cost increases caused primarily by delays in the receipt of COLs by our clients on the new build AP1000 projects. The increased costs result in a reduced estimation of the percent completed on the job and reduced margins. We are seeking recovery of these costs from one of our clients. The new build AP1000 projects remain profitable with expected margins exceeding those typically achieved on large coal and gas-fired EPC projects, as well as the recently completed nuclear uprate project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $28.8 million, or 1,600.0%, to $30.6 million in fiscal year 2012 from $1.8 million in fiscal year 2011. This increase was primarily attributable to the increase in gross profit described above, partially offset by the initial spending of $2.5 million associated with the development of NET Power.

Plant Services Segment

Our Plant Services segment generated increased revenue in fiscal year 2012 compared to fiscal year 2011. The current fiscal year is also this segment’s third straight year with record earnings. We continue to execute maintenance work primarily during scheduled outages at nuclear power plants and to a lesser extent at industrial and fossil power facilities. We currently have agreements to provide nuclear maintenance services to 45 of the 104 operating nuclear power reactors, including two of the country’s largest nuclear fleets. During the past year we were also successful in expanding the fossil plant maintenance services that we provide by signing a new contract with Arizona Public Service Company to provide such services to 9 fossil plants. Our maintenance and outage work is normally structured under cost reimbursable agreements that tend to cover periods of three to five years. Currently we are expecting 29 outages in fiscal year 2013.

Revenues

Revenues increased $164.5 million, or 17.8%, to $1,089.2 million in fiscal year 2012 from $924.7 million in fiscal year 2011. While the scope of work for each outage differs, the increase in revenue was due primarily to an increase in the number of nuclear refueling outages as well as the overall durations of the outages. The segment supported 22 plant outages in fiscal year 2012, including several extended power uprate outages which are typically longer in duration, compared to 20 plant outages in fiscal year 2011. In addition, revenue increased due to a higher volume of work related to industrial maintenance projects, including steel plants, oil refineries and multiple chemical plants.

Gross profit and gross profit percentage

Gross profit increased $10.6 million, or 15.1%, to $80.8 million in fiscal year 2012 from $70.2 million in fiscal year 2011. Gross profit percentage decreased slightly to 7.4% in fiscal year 2012 from 7.6% in fiscal year 2011. The increase in gross profit was due primarily to a $9.8 million increase for work on a capital construction project that reached substantial completion late in fiscal year 2012. While gross profit can fluctuate based on project specific performance indicators and differences in the level of personnel dedicated to specific projects, these factors did not significantly affect gross profit or gross profit percentage in the current fiscal year.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $10.0 million, or 16.7%, to $69.8 million in fiscal year 2012 from $59.8 million in fiscal year 2011, primarily attributable to the increase in gross profit described above.

E&I Segment

Our E&I segment continues to generate the most earnings of our operating segments, even though several of our large emergency response and restoration projects contributed less this fiscal year as compared to last fiscal year. The MOX project for the DOE in South Carolina is currently the most significant project within the E&I segment, and we expect the project to continue through 2018 and possibly beyond with additional options which may be granted by the DOE. Our E&I segment revenues have been negatively impacted by our coastal protection project for the State of Louisiana and our hurricane protection project for the USACE, one of which is complete and the other essentially complete, combined with our federal business being impacted by delays in certain contracts included in backlog and delays in awards of projects from the U.S. government. However, we expect the MOX project, as well as existing projects and new project awards from the government and private-sector customers, which provide environmental remediation, program management, emergency response and recovery, facility management and infrastructure services, to continue to contribute to this segment’s strong operating performance.

Revenues

E&I’s revenues decreased $79.9 million, or 4.2%, to $1,814.4 million in fiscal year 2012, from $1,894.3 million in fiscal year 2011. This decrease in revenues was due primarily to the completion in the prior year of our coastal protection project for the State of Louisiana and lower volumes on our LEED certified design-build project for the U.S. Navy, which was completed in the first quarter of fiscal year 2012, and our hurricane protection project for the USACE, which is nearing completion. The decrease was partially offset by increased activity on our MOX project for the DOE in South Carolina.

Gross profit and gross profit percentage

E&I’s gross profit decreased $17.4 million, or 9.2%, to $171.4 million in fiscal year 2012, from $188.8 million in fiscal year 2011. Gross profit percentage decreased to 9.4% in fiscal year 2012 from 10.0% in fiscal year 2011. The decrease in gross profit was primarily due to the activity described above on coastal protection, design-build and hurricane protection projects. The decrease in gross profit was partially offset by increased activity on our MOX project for the DOE and a favorable variance from a $6.8 million unfavorable resolution to a subcontractor claim in the prior year. The decrease in gross profit percentage was primarily due to the higher volume on our MOX project for the DOE where we earn lower gross profit percentage, offset by the unfavorable impact in the prior year from the previously described subcontractor claim.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $14.5 million, or 12.4%, to $102.8 million in fiscal year 2012, from $117.3 million in fiscal year 2011, primarily due to the activity in gross profit described above.

F&M Segment

Our F&M segment experienced an increase in volume of work and corresponding profits in fiscal year 2012 as work commenced on the AP1000 nuclear power work subcontracted from our Power segment. However, we are also beginning to experience increases in demand for our pipe fabrication services within the domestic energy market. We expect this trend to continue into fiscal year 2013. Our joint venture pipe fabrication facilities in the UAE and Brazil position us well to be a major competitor in these international growth areas. Where work traditionally performed in the field by craft labor may be shifting to being performed in pipe fabrication facilities, such a shift would likely be favorable to our F&M segment.

Revenues

Revenues increased $142.9 million, or 35.0%, to $551.5 million in fiscal year 2012 from $408.6 million in fiscal year 2011. This increase was due to our increase in volume of work, primarily from our AP1000 work for our Power segment and our new pipe fabrication facility in the UAE.

Gross profit and gross profit percentage

Gross profit increased $52.5 million, or 103.6%, to $103.2 million in fiscal year 2012 from $50.7 million in fiscal year 2011. Gross profit percentage increased to 18.7% in fiscal year 2012 from 12.4% in fiscal year 2011. The increases in gross profit and gross profit percentage were primarily due to a $16.8 million pre-tax adverse settlement of a dispute with a client in fiscal year 2011 that did not re-occur in fiscal year 2012, and increase in work primarily from a full year of production in the UAE and work associated with our AP1000 projects in our Power segment.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $48.2 million, or 234.0%, to $68.8 million in fiscal year 2012 from $20.6 million in fiscal year 2011, primarily attributable to the increases in gross profit and gross profit percentage described above.

E&C Segment

On August 31, 2012, the last day of our 2012 fiscal year, we completed the E&C Sale for approximately $290.0 million in cash. We have retained our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion. The E&C segment’s operations will cease upon completion of this project. Also retained by Shaw, but incorporated into our E&I segment, are certain consulting services provided to the energy and petrochemical market, which had an immaterial effect on the segment presentation.

Revenues

E&C’s revenues were $579.9 million in fiscal year 2012 and $593.3 million in fiscal year 2011 and in both years were comprised primarily of the large ethylene project in southeast Asia. This project is in a loss position as a result of increased costs from subcontractors. Revenues for the prior fiscal year were impacted by significant forecasted cost increases that resulted in a percentage of completion revenue reduction for the southeast Asia project, which is currently in a loss position and nearing completion.

Gross profit (loss) and gross profit (loss) percentage

Gross profit (loss) was $1.9 million in fiscal year 2012 and $(153.3) million in fiscal year 2011. Gross profit (loss) in the current fiscal year was impacted by $29.6 million in increased costs to complete the southeast Asia project driven primarily by subcontractor costs in excess of that originally forecasted. Gross profit (loss) in the prior fiscal year was impacted by increased costs, foreign exchange loss and the corresponding reduction in the estimated percentage of completion incurred on the southeast Asia project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $231.8 million, or 121.8%, to income of $41.5 million in fiscal year 2012 from a loss of $190.3 million in fiscal year 2011, primarily as a result of the increase in gross profit and gross profit percentage described above, as well as a $83.3 million net gain related to the E&C Sale, including a $11.8 million loss associated with related divestiture activities.

Investment in Westinghouse Segment

For fiscal years 2012 and 2011, the Investment in Westinghouse segment reported income (loss) before income taxes of $0.1 and $(201.9), respectively, which includes a $40.8 million net gain on translating the JPY-denominated Westinghouse Bonds (used to partially fund the Investment in Westinghouse in October 2006 through our subsidiary, NEH) to the USD equivalent at the end of each 2012 fiscal period; $40.6 million of interest expense on the JPY-denominated Westinghouse Bonds, including accretion and amortization; and certain administrative costs.

Because the Westinghouse Bonds are denominated in JPY, at the end of each fiscal period, U.S. GAAP requires that we revalue for financial reporting purposes the JPY-denominated Westinghouse Bond debt to its USD equivalent at the JPY / US Dollar exchange rate in effect at the end of each fiscal period, with the difference being recognized as a non-cash gain or (loss) in our Statement of Operations for that fiscal period. As a result of revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the fiscal period, we recorded a foreign currency transaction gain of $40.8 million in fiscal year 2012 and a loss of $159.0 million in fiscal year 2011.

As a result of the Westinghouse Bond holders having the ability to require us to exercise the Put Options to retire the bonds due to the Toshiba Event described previously, we reclassified the Westinghouse Bonds from long-term to current liabilities in the third quarter of fiscal year 2009. See Item 1 – Business for additional information.

Our 20% interest in Westinghouse’s earnings for fiscal years 2012 and 2011 was $20.3 million ($12.3 million net of income tax) and $34.1 million ($20.9 million net of income tax), respectively. Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record our 20% of Westinghouse’s earnings (loss) as reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current reporting periods. Under this policy, the results of Westinghouse’s operations from July 1, 2011, through their calendar quarter ended June 30, 2012, were included in our financial statements for the twelve months ended August 31, 2012; and the results of Westinghouse’s operations from July 1, 2010, through their calendar quarter ended June 30, 2011, were included in our financial statements for the twelve months ended August 31, 2011.

Since the Westinghouse Bonds are JPY-denominated, we enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on our JPY-denominated cash interest. We normally focus our hedge transactions to the JPY interest payments due within the following twelve months.

On October 6, 2012, which is subsequent to our 2012 fiscal year end, NEH exercised its Put Options to sell the Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, in January 2013, with the proceeds deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013. Prior to bond retirement, our financial statements will continue to be impacted by non-cash foreign currency transaction gains and losses resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period.

Corporate

Corporate S,G&A increased $8.9 million, or 13.2%, to $76.3 million in fiscal year 2012, from $67.4 million in the prior fiscal year. This increase was primarily due to higher incentive compensation costs, including costs associated with long-term incentive awards, which are tied to our share price, and higher professional fees related to the Transaction Agreement, partially offset by an overall decrease in Corporate.

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

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income before income taxes and earnings from unconsolidated entities decreased $63.1 million, or 97.2%, to $1.8 million in fiscal year 2011 from $64.9 million in fiscal year 2010. This decrease primarily resulted from the same factors affecting gross profit discussed above, partially offset by a decrease in S,G&A in fiscal year 2011 as compared to fiscal year 2010.

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

Gross Profit and Gross Profit Percentage

Gross profit increased $17.0 million, or 32.0%, to $70.2 million in fiscal year 2011 from $53.2 million in fiscal year 2010 and gross profit percentage increased to 7.6% in fiscal year 2011 from 6.0% in fiscal year 2010. The increases in gross profit and gross profit percentage were primarily due to execution in the nuclear maintenance market of both outage and on-line services, as well as the continuation of a major project in the industrial maintenance business line.

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

F&M Segment

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

E&C Segment

Revenues

Revenues decreased $504.5 million, or 46.0%, to $593.3 million in fiscal year 2011 from $1,097.8 million in fiscal year 2010 due primarily to decreased revenue associated with the southeast Asia project as a result of significant forecasted cost increases, reduced engineering services and procurement contracts from the prior year and a reduction in customer furnished materials and pass through revenues of $216.9 million for which we recognize no gross profit or loss. Customer furnished materials and pass through costs were $19.7 million and $236.6 million for fiscal years 2011 and 2010, respectively.

Gross Profit and Gross Profit Percentage

Gross profit decreased $247.2 million, or 263.3%, to $(153.3) million in fiscal year 2011 from $93.9 million in fiscal year 2010. Gross profit percentage decreased to (25.8)% in fiscal year 2011 from 8.6% in fiscal year 2010. The decreases in gross profit and gross profit percentage were primarily due to the work-off of several high-margin engineering services and procurement contracts in fiscal year 2010 as well as $183.7 million in reduced margin related to forecasted cost increases to complete the southeast Asia project.

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

Because the Westinghouse Bonds are denominated in JPY, at the end of each fiscal period, GAAP requires that we revalue for financial reporting purposes the JPY-denominated Westinghouse Bond debt to its USD equivalent at the JPY / US Dollar exchange rate in effect at the end of each fiscal period, with the difference being recognized as a non-cash gain or (loss) in our Statement of Operations for that fiscal period. The losses in fiscal years 2011 and 2010 were primarily attributable to the non-cash foreign currency transaction losses of $159.0 million and $131.6 million, respectively, resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the fiscal period.

As a result of the Westinghouse Bond holders having the ability to require us to exercise the Put Options to retire the bonds due to the Toshiba Event described previously, we reclassified the Westinghouse Bonds from long-term to current liabilities in the third quarter of fiscal year 2009. Additionally, we contemporaneously expensed a pre-tax total of approximately $29.4 million in interest expense, which included the $22.8 million in pre-tax unamortized original issuance bond discount as well as the $6.6 million in unamortized deferred financing costs associated with the Westinghouse Bonds. See Item 1 – Business for additional information.

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

Corporate

Corporate S,G&A expenses decreased $7.5 million, or 10.0%, to $67.4 million in fiscal year 2011 from $74.9 million in fiscal year 2010. This decrease was due primarily to lower compensation and severance costs, professional fees and non-income related taxes, partially offset by higher repairs and maintenance expenses associated with our corporate aircraft, charitable contributions and depreciation expense.

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

A reconciliation of EBITDA to income (loss) before income taxes and earnings (losses) from unconsolidated entities is shown below (in millions):
	Fiscal Year Ended August 31, 2012
	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$240.1	$30.6	$69.8	$102.8	$68.8	$41.5	$0.1	$(73.5)
Interest expense	46.9	0.2	—	—	0.2	—	40.6	5.9
Depreciation and amortization	74.4	28.4	1.9	14.0	18.9	9.4	—	1.8
Earnings (losses) from unconsolidated entities	26.6	(2.4)	—	1.3	(0.8)	8.2	20.3	—
Income attributable to noncontrolling interests	(12.4)	—	—	(9.6)	(2.8)	—	—	—
EBITDA	$375.6	$56.8	$71.7	$108.5	$84.3	$59.1	$61.0	$(65.8)

	Fiscal Year Ended August 31, 2011
	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$(300.9)	$1.8	$59.8	$117.3	$20.6	$(190.3)	$(201.9)	$(108.2)
Interest expense	47.1	0.5	—	—	—	0.1	41.6	4.9
Depreciation and amortization	73.9	27.6	1.8	13.9	17.5	10.3	—	2.8
Earnings (losses) from unconsolidated entities	41.9	0.6	—	1.2	—	6.1	34.0	—
Income attributable to noncontrolling interests	(7.1)	—	—	(9.4)	2.3	—	—	—
EBITDA	$(145.1)	$30.5	$61.6	$123.0	$40.4	$(173.8)	$(126.3)	$(100.5)

	Fiscal Year Ended August 31, 2010
	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities:	$131.1	$64.9	$43.7	$138.8	$63.9	$47.7	$(169.8)	$(58.1)
Interest expense	43.9	1.2	0.1	0.2	0.1	(0.2)	38.1	4.4
Depreciation and amortization	62.8	23.6	1.8	12.2	13.6	9.7	—	1.9
Earnings (losses) from unconsolidated entities	16.2	—	—	0.7	—	(0.2)	15.7	—
Income attributable to noncontrolling interests	(18.2)	—	—	(10.1)	(5.0)	(3.1)	—	—
EBITDA	$235.8	$89.7	$45.6	$141.8	$72.6	$53.9	$(116.0)	$(51.8)

Liquidity and Capital Resources

Liquidity

At August 31, 2012, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $1,422.0 million (an increase of $204.9 million, or 16.8%, from $ 1,217.1 million at August 31, 2011). In addition to our cash and cash equivalents, the amount available under our Facility for revolving credit at August 31, 2012, was $804.9 million, which is equal to the lesser of: (i) $1,202.9 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($143.8 million) less outstanding financial letters of credit ($103.3 million); (ii) $1,146.7 million representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($103.3 million); or (iii) $804.9 million, representing the maximum additional borrowings allowed under the leverage ratio covenant contained in the Facility. However the Transaction Agreement, discussed in Part I – Item 1. Business, restricts any such new or increased lender commitments. See Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 for discussion regarding the Transaction Agreement with CB&I and a description of our Facility’s financial covenants, respectively.
The actual amount available to us under the Facility for borrowing or the issuance of financial letters of credit is restricted by covenants within the Facility, the most restrictive being the maximum leverage ratio which is 2.5x our EBITDA as defined in the Facility.

At August 31, 2012, our working capital was $75.3 million compared to $(106.4) million at August 31, 2011. The increase in working capital year over year relates primarily to E&C Sale that occurred on August 31, 2012. Our working capital in fiscal years 2012 and 2011 was also significantly affected by the inclusion in current liabilities of the Westinghouse Bonds (which mature March 15, 2013) and the JPY interest rate swap, which together totaled $1.7 billion at August 31, 2012 and August 31, 2011. As discussed more fully elsewhere in this Form 10-K, the Westinghouse Bonds are revalued at each balance sheet date to the current JPY/USD exchange rate while the Put Options included in our Investment in Westinghouse are not. The impact on working capital associated with our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap and deferred taxes, which are impacted by the cumulative foreign exchange loss on the Westinghouse Bonds, was $(442.9) million and $(434.7) million at August 31, 2012, and August 31, 2011, respectively.

Cash Flow

The following table sets forth the cash flows for the last three years (in millions):

	Year Ended August 31,
	2012	2011	2010
Cash flow provided by (used in) operating activities	$129.8	$120.5	$466.6
Cash flow provided by (used in) investing activities	430.3	172.7	(558.3)
Cash flow provided by (used in) financing activities	(141.4)	(530.5)	(23.0)
Effects of foreign exchange rate changes on cash	0.1	11.4	(1.6)

Operating activities:  We generated $129.8 million in operating cash flows during fiscal year 2012. Our E&I, Power and Plant Services segments provided cash from operations, primarily as a result of earnings for our E&I and Plant Services segments and due to cash collections associated with disputed change orders and contract closeouts for our Power segment. Also contributing to our positive operating cash flow was $21.6 million in dividends received by our Investment in Westinghouse segment. The positive cash flow was partially offset by the reversal of favorable working capital positions on projects being executed in our Power and E&C segments, as well as cash used to fund the interest on our Westinghouse Bonds.

We generated $120.5 million in operating cash flows during fiscal year 2011. Our Power, Plant Services, E&I and F&M segments provided cash from operations, primarily as a result of the earnings in those segments and positive working capital movements on contracts within our Power segment. Also contributing to our positive operating cash flow was the $27.8 million in dividends received by our Investment in Westinghouse segment. The positive cash flow from operations was partially offset by the reversal of favorable working capital positions on certain E&C and Power projects and the cash used from operations of our E&C, Corporate and Investment in Westinghouse segments.

In fiscal year 2010, we generated $466.6 million in operating cash flows primarily as a result of earnings generated from our operating segments, positive working capital movements and approximately $22.8 million in dividends received from our Investment in Westinghouse. The primary contributors of this positive operating cash flow were our Power and E&I segments.

Our operating cash flow is generated primarily by earnings and working capital movements of our projects. Our primary source of operating cash inflows is collections of our accounts receivable, which are generally invoiced based upon achieving performance milestones prescribed in our contracts. Our outstanding accounts receivable and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as multinational and national oil companies and industrial corporations, regulated utilities, and U.S. Government agencies. Because our clients tend to have the financial resources sufficient to honor their contractual obligations, we believe our accounts receivable and CIE are collectible. The timing of the milestone billings on fixed-priced contracts varies with each milestone within each contract but generally are invoiced within several months of first incurring costs associated with the prescribed work. Working capital movements on fixed-price contracts are based on the timing of our completion of the specified performance milestones. Generally, working capital movements are positive in the early phases of the fixed price contracts and can be negative in the later phases as the cash balances decline to equal earnings. If new fixed-priced projects are not booked with positive working capital terms to replace contracts in the latter phases of execution, our net working capital movement tends to be negative. For cost reimbursable contacts, we generally seek to bill and collect payments in advance of incurring project costs. However, cost-reimbursable contracts with the U.S. government provide for billings in the month subsequent to incurring the costs.

Our accounts receivable and CIE were 22.8% and 30.9% of current assets at August 31, 2012, and August 31, 2011, respectively. At August 31, 2012, approximately 49.3% of our CIE reflects costs from contracts being executed for the U.S. government, which we expect to invoice and collect in the normal course of business. See Note 5 – Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 20 –Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements beginning on page F-2 for additional information with respect to these working capital items.

 Our cash position has created opportunities for us to obtain market discounts and provide protection from potential future price escalation for our EPC projects by undertaking an early procurement program. Accordingly, we continue to procure certain commodities, subcontracts and construction equipment early in the life cycle of major projects. This strategy was partially implemented in fiscal years 2010 and 2011 and continued to be utilized in fiscal year 2012. This strategy is intended to provide price and schedule certainty but requires that we expend some of our cash earlier than originally estimated under the contracts. During the fiscal years ended August 31, 2012, 2011 and 2010, respectively, we expended approximately $8.6 million, $7.9 million and $30.9 million under the early procurement program. It is our intent to balance any potential cancellation exposure associated with early procurements with our termination rights and obligations under the respective prime contracts with our clients and to help protect ourselves from suppliers failing to perform by requiring financial security instruments to support their performance. However, we can provide no assurance that our intent to manage our cancellation exposure will be successful.

Investing activities:  Cash provided by investing activities was $430.3 million for fiscal year 2012, which included proceeds of approximately $290.0 million related to the E&C Sale recorded on August 31, 2012, partially offset by our continuous investment of a portion of our excess cash to support the growth of our business lines, with investments in property and equipment for fiscal year 2012 totaling $78.6 million. We also decreased the cash pledged, at our option, to secure certain outstanding letters of credit issued to support our project execution activities from $273.2 million at August 31, 2011 to no cash pledged at August 31, 2012.

Cash provided by investing activities was $172.7 million in fiscal year 2011 and resulted from converting short-term investments to cash. This compares to cash used in investing activities of $558.3 million in fiscal year 2010. While we continued to invest a portion of our excess cash to support the growth of our business lines, with investments in property and equipment for fiscal year 2011 totaling $101.8 million, our capital expenditures decreased from fiscal year 2010, primarily due to the completion of the construction of our module fabrication and assembly facility in Lake Charles, Louisiana in fiscal year 2010. Cash used for acquisition purposes during fiscal year 2011 consisted of a net price of $23.0 million for our purchase of the remaining 50% of a joint venture engineering company in India during the second quarter and $14.9 million, net of cash acquired, for our purchase of 100% of the outstanding stock of CPE during the third quarter. During fiscal year 2011, we also received a net return of cash used to collateralize standby letters of credit of approximately $4.4 million.

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

Financing activities:  Cash used in financing activities in fiscal year 2012 totaled $141.4 million. During the fiscal year, in December 2011, we funded a modified "Dutch Auction" cash tender offer to purchase approximately 6.2 million shares of our common stock at a price of $24.25 per share totaling approximately $150.0 million, excluding fees and expenses related to the tender offer, under a repurchase program authorized by our Board of Directors in June 2011. While we continue to have an open authorization from our Board to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility, the Transaction Agreement contains covenants that further restrict our ability to repurchase shares. See Note 1 – Description of Business and Summary of Significant Accounting Policies and Note 10 — Debt and Revolving Lines of Credit included in our consolidated financial statements beginning on page F-2 for discussions regarding the Transaction Agreement with CB&I and the limitations on our ability to acquire or retire our capital stock, respectively.

Cash used in financing activities for fiscal year 2011 totaled $530.5 million and included $500.0 million used to repurchase approximately 13.7 million shares of our common stock under the share repurchase program authorized by our Board of Directors in December 2010 and $21.8 million used to repurchase approximately 0.9 million shares of our common stock under the share repurchase program authorized by our Board of Directors in June 2011. The $500.0 million stock repurchase program completed by the Company in May 2011 was accomplished under the provisions of the previous agreement and therefore did not reduce any availability under the current Restated Credit Agreement to acquire or retire any of our capital stock. In addition, we used $12.9 million for distributions to noncontrolling shareholders of several of our consolidated joint ventures.

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

  At August 31, 2012, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet did not include any amounts used to voluntarily secure letters of credit or to secure insurance related contingent obligations in lieu of a letter of credit, as compared to $273.2 million at August 31, 2011.

Approximately $341.9 million of our cash at August 31, 2012, was held internationally for international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

As discussed in Part I, Item 1 – Proposed Transaction Agreement, the Transaction is subject to a number of conditions, including, but not limited to, our possession of at least $800 million of unrestricted cash ( “Unrestricted Cash” as defined in the Transaction Agreement), as of the closing date; EBITDA ( “Company EBITDA” as defined in the Transaction Agreement) for the period of four consecutive fiscal quarters ending prior to the closing date of the Transaction of not less than $200 million; and net indebtedness for borrowed money ( “Net Indebtedness for Borrowed Money” as defined in the Transaction Agreement) not exceeding $100 million as of the closing date of the Transaction. The Transaction Agreement also restricts, among other items, our ability to increase borrowings, repurchase shares, and pay dividends. We expect to meet these conditions of the Transaction Agreement.

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

During fiscal year 2012, no borrowings were made through the date of this filing under the Restated Credit Agreement; however, we had outstanding letters of credit of approximately $247.1 million as of August 31, 2012, and those letters of credit reduce what is otherwise available under our Facility.

At August 31, 2012, we were in compliance with the covenants contained in our Restated Credit Agreement.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations of third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At August 31, 2012, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

	Amounts of Commitment Expiration by Period
Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit -Domestic and Foreign	$329.6	$226.5	$103.1	$—	$—
Surety bonds	467.6	449.7	8.0	0.1	9.8
Total Commercial Commitments	$797.2	$676.2	$111.1	$0.1	$9.8

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to September 1, 2012.

Of the amount of outstanding letters of credit at August 31, 2012, $173.8 million were issued to clients in connection with contracts (performance letters of credit). Of the $173.8 million, five clients held $160.5 million or 92.3% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at August 31, 2012, to a single client on a single project is $49.7 million. Our ability to borrow under our Facility is reduced by the dollar value of the letters of credit we have outstanding.

At August 31, 2012 and August 31, 2011, we had total surety bonds of $467.6 million and $909.5 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at August 31, 2012 and August 31, 2011, was $74.4 million and $104.7 million, respectively.

Fees related to these commercial commitments were $8.7 million for fiscal year 2012 compared to $9.6 million for fiscal year 2011.

For a discussion of long-term debt and a discussion of contingencies and commitments, see Note 10 — Debt and Revolving Lines of Credit and Note 15 — Contingencies and Commitments, respectively, included in our consolidated financial statements beginning on page F-2.

Aggregate Contractual Obligations

As of August 31, 2012 we had the following contractual obligations (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt obligations (a)	$1,692.3	$1,687.3	$5.0	$—	$—
Capital lease obligations	0.8	0.5	0.3	—	—
Interest rate swap (b)	13.4	13.4	—	—	—
Operating lease obligations	282.7	45.5	80.7	54.5	102.0
Purchase obligations (c)	20.0	9.7	9.8	0.3	0.2
Pension obligations (d)	72.9	6.2	13.0	14.6	39.1
Total contractual cash obligations	$2,082.1	$1,762.6	$108.8	$69.4	$141.3

(a)	Amounts for long-term debt obligations represent both principal and interest payments. Future interest payments for the JPY-denominated Westinghouse bonds reflect actual USD amounts to be paid.

(b)
On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. At August 31, 2012, the fair value of the swap totaled approximately $13.4 million and is included as a current liability in our consolidated financial statements beginning on page F-2.

(c)
Purchase obligations primarily relate to IT technical support and software maintenance contracts. Commitments pursuant to subcontracts and other purchase orders related to engineering and construction contracts are not included since such amounts are expected to be funded under contract billings.

(d)	Pension obligations, representing amounts expected to be paid out from plans, noted under the heading “After 5 years” are presented for the years 2018-2022.

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

Power  Segment. We define backlog in our Power segment to include projects for which we have received legally binding commitments from our clients and projects for which our consolidated joint venture entities have received legally binding commitments. These commitments typically take the form of a written contract for a specific project or a purchase order, and sometimes require that we estimate anticipated future revenues, often based on engineering and design specifications that have not been finalized and may be revised over time. Backlog excludes amounts expected to be performed subsequent final approval from the customer when we do not expect to receive such authorization within the next five years. The value of work subcontracted to our F&M segment is removed from the backlog of the Power segment and is shown in the backlog of our F&M segment.

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

F&M Segment. We define backlog in the F&M segment to include projects for which we have received a legally binding commitment from our clients. These commitments typically take the form of a written contract for a specific project, a purchase order, or a specific indication of the amount of time or material we need to make available for clients’ anticipated projects under alliance type agreements. A significant amount of our F&M segment’s backlog results from inter-company awards received from our Power and E&I segments. In such cases, we include the value of the subcontracted work in our F&M segment’s backlog and exclude it from the corresponding affiliate segment.

At August 31, 2012, and August 31, 2011, our backlog was as follows (in millions except for percentages):

	August 31,
	2012		2011
By Segment	Amount	%	Amount	%
Power	$8,890.9	52	$10,776.4	54
Plant Services	3,081.1	18	2,119.7	11
E&I	4,012.9	23	5,189.9	26
F&M	999.5	6	1,495.9	7
E&C	102.6	1	436.4	2
Total backlog	$17,087.0	100	$20,018.3	100%

	August 31,
	2012		2011
By Industry	Amount	%	Amount	%
Environmental and Infrastructure	$4,012.9	23	$5,189.9	26
Energy	12,112.9	71	13,487.9	67
Chemical	323.4	2	700.6	4
Other	637.8	4	639.9	3
Total backlog	$17,087.0	100	$20,018.3	100%

	August 31,
	2012		2011
Geographic Region	Amount	%	Amount	%
Domestic	$16,691.1	98	$19,189.4	96
International	395.9	2	828.9	4
Total backlog	$17,087.0	100	$20,018.3	100%

Our backlog decreased $2.9 billion in the fiscal year ended August 31, 2012, as compared to August 31, 2011. The decrease in total backlog was primarily driven by reduced bookings during fiscal year 2012. In addition, our Power segment experienced an approximate $1.0 billion net decrease related to domestic EPC contracts on new-build nuclear power units. This decrease was the result of the removal from backlog of two AP1000 nuclear power units in Florida, as an additional client schedule delay pushed the majority of this work to periods beyond the next five years. This reduction was partially offset by a significant increase related to the receipt in fiscal year 2012 of full notice to proceed on two new AP1000 nuclear power  units in South Carolina, which allowed us to record the balance (i.e. the majority) of this project into backlog. Plant Services segment’s new bookings throughout this fiscal year related to nuclear power plant maintenance agreements. A significant component of the reduction in our F&M segment’s backlog was a $100 million partial cancellation in fiscal year 2012 of an existing order on a project for which work continues on other aspects of this project. The reduction in our E&I segment’s backlog in fiscal year 2012 includes a $200 million change in the estimated future contract revenue expected under a multi-year contract with the U.S. Government.

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

Inflation and Changing Prices

Historically, overall inflation and changing prices in the economies in which we perform our services have a minimal effect on our gross profit and our income from continuing operations. Generally, for our long-term contract pricing and related cost to complete estimates, we attempt to consider the impact of potential price changes on deliveries of materials and equipment expected to occur in the future. Additionally, for our projects that are reimbursable at cost plus a fee, we generally are reimbursed for all contractual costs including rising costs in an inflationary environment. Certain of our fixed-price contracts in our Power segment frequently may provide for commodity price adjustments tied to various indices. However, to the extent we receive cash collections from clients in advance of payments due vendors and subcontractors, we could be exposed to the risks of inflation. Additionally, we may advance purchase materials and equipment to minimize the impacts of potential future inflation. While these actions are attempts to mitigate inflation risks, there can be no assurance that such actions will be successful. The EPC nuclear contracts currently being executed tend to have longer execution periods than projects we previously executed. Accordingly there can be no assurance that our efforts to mitigate inflation risks will be successful. See Part I, Item 1 — Business — Types of Contracts and Part I, Item 1A — Risk Factors for additional information about the nature of our contracts. Additionally, Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk addresses the impact of changes in interest rates on our earnings.

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

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the estimate was made; and (2) changes in the estimate that are reasonably likely to occur from period to period, or use different estimates that we reasonably could have used in the current period, could have a material impact on our financial condition or results of operations. Changes in estimates used in these and other items could have a material impact on our financial statements. Information regarding our other accounting policies is included in Note 1 — Description of Business and Summary of Significant Accounting Policies in our consolidated financial statements beginning on page F-2.

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

Changes in estimated costs at completion are periodically revised due to a number of potential contributing factors such as delays in the receipt of COLs, labor cost fluctuations, construction schedule changes, increases or decreases in project scope and engineering design modifications. The amount of the change in estimated costs at completion recognized in the current period financial statements is based on each projects’ percentage of completion in the period. When total estimated costs at completion increase, the calculated percentage complete is reduced resulting in a cumulative reduction in revenue. In addition, if there is not a proportional increase in contract revenues related to the change in costs, there is an additional reduction in revenue recognized to account for the lower estimated project gross margin.  To the extent that these adjustments result in a reduction or elimination of previously reported profits, we report such a change by recognizing a charge against current earnings, which might be significant depending on the size of the project or the adjustment. The cumulative effect of changes to estimated contract profit and loss, including those arising from contract penalty provisions such as incentives, liquidated damages, final contract settlements, warranty claims and reviews of our costs performed by clients, are recognized in the period in which the revision is identified. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are identified.

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

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe, steel and module fabrication services performed by our F&M segment. We segment revenues, costs and gross profit related to our significant F&M subcontracts if they meet the contract segmenting criteria in ASC 605-35. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients and generally include all F&M services except module fabrication. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe and steel fabrication services.

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

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. The forecasts used in projecting future taxable income are consistent with the forecasts used in the testing of goodwill for impairment. We also consider the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment of such realization. Currently, we are relying on tax planning strategies involving the internal restructuring of various subsidiaries in order to realize approximately $3 million of deferred tax assets relating to net operating losses in various state tax jurisdictions. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

At August 31, 2012, we had deferred tax assets of $305.0 million, net of valuation allowance and deferred tax liabilities, including $60.8 million related to net operating losses and tax credit carryforwards. At August 31, 2012, we had a deferred tax asset valuation allowance of $33.0 million. Approximately $259 million of the deferred tax assets will be realized as an ordinary deduction upon the repayment of the Japanese yen-denominated bonds and will offset the gain recognized as a result of the automatic exercise of the Put Option Agreement on the Westinghouse shares during our fiscal year 2013. The generation of future taxable income of approximately $82 million is needed to realize the remaining deferred tax assets of $46 million after considering the effects of the Put Option exercise. Our forecast of future taxable income exceeds the amounts needed in the respective jurisdictions for full realization of these deferred tax assets.

See Note 11 — Income Taxes included in our consolidated financial statements for additional information

Goodwill and Intangible Assets Impairment Review

In accordance with current accounting guidance, goodwill is not amortized but is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As discussed in Note 9 — Goodwill and Other Intangibles to our consolidated financial statements beginning on page F-2, we performed our annual goodwill impairment review on March 1, 2012.

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

The discounted cash flow method relies upon a company’s estimated future cash flows, and then “discounting” those future flows by the desired rate of return in order to determine the “present value” of the future cash stream. To arrive at the cash flow projections used in our discounted cash flow models, we use internal models to estimate the expected results for the next five years. The key assumptions used in our discounted cash flow models to determine fair value are discount rates, annual revenue growth rates, average operating margin and terminal value capitalization rate. The discount rates used in the discounted cash flow models ranged from 11.3% to 20.1%. The terminal value was calculated by using a terminal value capitalization rate of 3.0%.

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

Our review did not indicate an impairment of goodwill for any of our reporting units. For each reporting unit, the fair value of assets exceeded its book value of assets by more than 10%.

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

See Note 9 – Goodwill and Other Intangibles to our consolidated financial statements beginning on page F-2 for additional information related to our goodwill.

Pension Plans

Our pension benefit obligations and expenses are calculated using actuarial models and methods, in accordance with ASC 715, Compensation – Retirement Benefits. Two of the more critical assumptions and estimates used in the actuarial calculations are the discount rate for determining the current value of plan benefits and the expected rate of return on plan assets. Other critical assumptions and estimates used in determining benefit obligations and plan expenses, including demographic factors such as retirement age, mortality and turnover, are also evaluated periodically and updated accordingly to reflect our actual experience.

Discount rates are determined annually and are based on rates of return of high-quality corporate bonds. Expected long-term rates of return on plan assets are determined annually and are based on an evaluation of our plan assets, historical trends and experience, taking into account current and expected market conditions. Plan assets are comprised primarily of equity and debt securities.

The discount rate utilized to determine the projected benefit obligation at the measurement date for our pension plans decreased to 4.30% at August 31, 2012, compared to 5.00%-5.30% at August 31, 2011, reflecting lower interest rates experienced during the fiscal year. A 25 basis point increase in the discount rates would reduce the benefit obligations on our foreign pension plans by approximately $6.0 million.

The rate of return expected on our plan assets was 6.00% - 6.22% at August 31, 2012 compared to 6.00% - 6.75% at August 31, 2011. To determine the rates of return, we consider the historical experience and expected future performance of the plan assets, as well as the current and expected allocation of the plan assets.

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

Multiemployer Plans

We participate in various multiemployer pension plans under union and industry-wide agreements. Generally, these plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act (ERISA), a contributor to a multiemployer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. We recognize expense in connection with these plans through hourly rates as labor costs are incurred. Moreover, if we were to exit certain markets or otherwise cease making contributions to these funds, we might trigger a substantial withdrawal liability. Based on the most recent information available to us, we believe that the present value of actuarial accrued liabilities in many of these multiemployer plans exceeds the value of the assets held in trust to pay benefits. As a result, our contributions in the future might increase. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

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

Our Facility provides that both revolving credit loans and letters of credit may be issued within the $1,450.0 million unexpired limit of the Facility. Although there were no borrowings as of August 31, 2012, the interest rate that would have applied to any borrowings under the Facility was 4.0%. For further discussion, see Note 10 — Debt and Revolving Lines of Credit included in consolidated financial statements beginning on page F-2.

At August 31, 2012, we have outstanding variable rate Westinghouse bonds (face value billion JPY) with a coupon rate of 0.70% above the sixth-month JPY LIBOR rate (0.33% as of August 31, 2012). We have entered into an interest rate swap agreement with a major bank through March 15, 2013, which fixes our interest payments at 2.398%. The effectiveness of this swap is dependent on our counterparty’s continued performance.

The table below provides information about our outstanding debt instruments (including capital leases) that are sensitive to changes in interest rates. The table presents principal cash repayments and related weighted average interest rates by expected maturity dates. The table is denominated in millions of U.S. Dollars, which is our reporting currency, and is accurate as of August 31, 2012.

	Expected Maturity Dates
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Long-term debt
Fixed rate	$437.3	$5.3	—	—	—	—	$442.6	$669.0
Average interest rate	2.2%	2.5%	—	—	—	—

Variable rate	$653.1	—	—	—	—	—	$653.1	$987.2
Average interest rate	2.4%	—	—	—	—	—

The calculated fair value of long-term debt (including capital leases) incorporates the face value of the Westinghouse Bonds and foreign currency transaction adjustments recognized at August 31, 2012 resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period.

Foreign Currency Exchange Rate Risk

During fiscal year 2007, we issued the JPY-denominated Westinghouse Bonds in connection with our Westinghouse Investment. These bonds, which have an aggregate face value of JPY128.98 billion (or $1.64 billion as of August 31, 2012), are revalued at the end of each accounting period using period-end exchange rates. Although the Put Options associated with our Westinghouse Investment, when exercised in full, mitigate the amount of foreign exchange loss incurred with respect to these bonds, a significant and sustained appreciation in the value of the JPY versus the U.S. Dollar could significantly reduce our returns on our investment in Westinghouse. See Note 8 — Equity Method Investments and Variable Interest Entities and Note 10 — Debt and Revolving Lines of Credit included in Part II, Item 8 — Financial Statements and Supplementary Data for more information regarding these JPY-denominated bonds and our Investment in Westinghouse.

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

Item 9A.    Controls and Procedures

a)    Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter reported on herein. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2012.

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

In connection with our annual evaluation of internal control over financial reporting, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness as of August 31, 2012 of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded our internal control over financial reporting was effective as of August 31, 2012, based upon the criteria issued by COSO.

KPMG LLP, the independent registered public accounting firm who audited the consolidated financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting. This report, dated October 19, 2012, appears on page F-2 of this Form 10-K.

c)    Changes in Internal Control over Financial Reporting

 There were no changes in our system of internal control over financial reporting during the three months ended August 31, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors, Executive Officers, Promoters and Control Persons

The information required by Paragraph (a), and Paragraphs (c) through (g) of Item 401 of Regulation S-K (except for information required by Paragraph (e) of that Item to the extent the required information pertains to our executive officers) and Item 405 of Regulation S-K is hereby incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year or, if we do not file a definitive proxy statement within that time, from an amendment to this Form 10-K.

The following table presents the information required by Paragraph (b) of Item 401 of Regulation S-K.

Name	Age	Position
J.M. Bernhard, Jr.	58	Chairman of the Board of Directors, President and Chief Executive Officer
George P. Bevan	65	President of the Environmental & Infrastructure (E&I) Group
David L. Chapman, Sr.	66	President of the Fabrication & Manufacturing (F&M) Group
John Donofrio	50	Executive Vice President, General Counsel and Corporate Secretary
Brian K. Ferraioli	57	Executive Vice President and Chief Financial Officer
Timothy J. Poché	44	Senior Vice President and Chief Accounting Officer
Eli Smith	60	President of the Power Group

Corporate Governance

The information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference from our definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year or, if we do not file a definitive proxy statement within that time, from an amendment to this Form 10-K.

Code of Corporate Conduct and Ethics

We have adopted a Code of Corporate Conduct applicable to all of our employees, officers and directors. We also have in place a Code of Ethics for the chief executive officer and senior financial officers. Copies of the Codes are filed as exhibits to this Form 10-K, and they are posted on our web site at www.shawgrp.com. Any changes to or waivers from these codes will be disclosed as required by law and the NYSE. Shareholders may request free copies of the Codes from:

The Shaw Group Inc.
Attention: Investor Relations
4171 Essen Lane
Baton Rouge, Louisiana 70809
(225)932-2500
www.shawgrp.com

Item 11.   Executive Compensation

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year or, if we do not file a definitive proxy statement within that time, from an amendment to this Form 10-K.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year or, if we do not file a definitive proxy statement within that time, from an amendment to this Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year or, if we do not file a definitive proxy statement within that time, from an amendment to this Form 10-K.

Item 14.    Principal Accounting Fees and Services

Pursuant to General Instruction G to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the close of our fiscal year or, if we do not file a definitive proxy statement within that time, from an amendment to this Form 10-K.

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

See Part II, Item 8 — Financial Statements and Supplementary Data.

Additionally, the following financial statements are included in this Form 10-K pursuant to Rule 3-09 of Regulation S-X:

Combined Financial Statements of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.
Report of Independent Registered Public Accounting Firm — Ernst & Young LLP
Combined Balance Sheets as of March 31, 2012 and 2011
Combined Statements of Operations for the fiscal years ended March 31, 2012, 2011 and 2010
Combined Statements of Stockholders’ Equity for the fiscal years ended March 31, 2012, 2011 and 2010
Combined Statements of Cash Flows for the fiscal years ended March 31, 2012, 2011 and 2010
Notes to Combined Financial Statements

2. Financial Statement Schedules.

All schedules have been omitted because the information is not required or not in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

3.      Exhibit Listing.

The exhibits marked with the cross symbol (†) are filed herewith. The exhibits marked with two cross symbols (††) are furnished herewith. The exhibits marked with the pound symbol (#) have been redacted and are the subject of an application for confidential treatment filed with the SEC pursuant to rules and regulations promulgated under the Exchange Act. The exhibits marked with the asterisk symbol (*) are management contracts or compensatory plans or arrangements filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

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

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

2.01	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)	Form 8-K filed on October 18, 2006	1-12227	2.01

2.02	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH	Form 8-K filed on October 18, 2006	1-12227	2.02
2.03	Transaction Agreement, dated as of July 30, 2012, by and among Chicago Bridge & Iron Company N.V., Crystal Acquisition Subsidiary Inc. and The Shaw Group Inc.	Form 8-K filed on July 30, 2012	1-12227	2.1
3.01	Composite Articles of Incorporation of The Shaw Group Inc. as of January 5, 2011	Form 10-Q for the quarter ended May 31, 2012	1-12227	3.01

3.02	Amended and Restated By-Laws of the Company dated as of January 30, 2007	Form 10-K/A (Amendment No. 1) for the fiscal year ended August 31, 2006	1-12227	3.2

4.01	Specimen Common Stock Certificate	Form 10-K for the fiscal year ended August 31, 2007	1-12227	4.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

4.02	Rights Agreement, dated as of July 9, 2001, between the Company and First Union National Bank, as Rights Agent, including the Form of Articles of Amendment to the Restatement of the Articles of Incorporation of the Company as Exhibit A, the form of Rights Certificate as Exhibit B and the form of the Summary of Rights to Purchase Preferred Shares as Exhibit C (Exhibit A-1 and A-2)	Form 8-A filed on July 30, 2001	1-12227	99.1

4.03
The Shaw Group Inc. hereby agrees to furnish copies of instruments defining the rights of holders of long-term debt of The Shaw Group Inc. and its consolidated subsidiaries to the Commission upon request.

*10.01	The Shaw Group Inc. Stone & Webster Acquisition Stock Option Plan	Form S-8 filed on June 12, 2001	333-62856	4.6

*10.02	The Shaw Group Inc. 1993 Employee Stock Option Plan, amended and restated through October 8, 2001	Form 10-K for the fiscal year ended August 31, 2001	1-12227	10.1

*10.03	The Shaw Group Inc. 401(k) Plan	Form S-8 filed on May 4, 2004	333-115155	4.6

*10.04	The Shaw Group Inc. 401(k) Plan for Certain Hourly Employees	Form S-8 filed on May 4, 2004	333-115155	4.6

*10.05	Flexible Perquisites Program for certain executive officers	Form 8-K filed on November 1, 2004	1-12227

*10.06	Trust Agreement, dated as of January 2, 2007 by and between the Company and Fidelity Management Trust Company for The Shaw Group Deferred Compensation Plan Trust	Form 10-Q for the quarter ended February 28, 2007	1-12227	10.6

*10.07	Employee Indemnity Agreement dated as of July 12, 2007 between the Company and Brian K. Ferraioli	Form 10-K for the fiscal year ended August 31, 2007	1-12227	10.34

*10.08	The Shaw Group Inc. 2005 Non-Employee Director Stock Incentive Plan, amended and restated through November 2, 2007	Form 10-Q for the quarter ended November 30, 2007	1-12227	10.5

*10.09	Offer Letter dated as of August 31, 2007, by and between the Company and Michael J. Kershaw	Form 8-K filed on December 21, 2007	1-12227	10.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

*10.10	Written description of the Company’s compensation policies and programs for non-employee directors	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 24, 2008	1-12227

*10.11	Amended and Restated Employment Agreement dated as of December 22, 2008 by and between the Company and Gary P. Graphia	Form 8-K filed on December 24, 2008	1-12227	10.1

*10.12	Amended and Restated Employment Agreement dated as of December 31, 2008, by and between the Company and J.M. Bernhard, Jr.	Form 8-K filed on January 7, 2009	1-12227	10.1

*10.13	Amended and Restated Employment Agreement dated as of December 31, 2008 between the Company and Brian K. Ferraioli	Form 8-K filed on January 7, 2009	1-12227	10.2

*10.14	The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period February 28, 2009	1-12227	10.8

*10.15	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and George P. Bevan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.13

*10.16	Amended and Restated Employment Agreement dated as of December 31, 2008 by and between the Company and Lou Pucher	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.16

*10.17	The Shaw Group Deferred Compensation Plan	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.1

*10.18	The Shaw Group Deferred Compensation Plan Form of Adoption	Form 10-Q for the quarter ended February 28, 2009	1-12227	10.11

*10.19	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.67

*10.20	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.68

*10.21	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the period November 30, 2009	1-12227	10.70

*10.22	Written description of the Company’s incentive compensation policies programs for executive officers, including performance targets for fiscal year end 2009	Proxy Statement for the 2009 Annual Meeting of Shareholders contained in The Shaw Group Inc.’s Schedule 14A filed on December 17, 2009	1-12227

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

*10.23	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.46

*10.24	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan	Form 10-Q for the quarter ended February 28, 2010	1-12227	10.47

*10.25	Amendment to the Amended and Restated Employment Agreement dated December 31, 2008, by and between the Company and J.M. Bernhard, Jr	Form 10-Q for the quarter ended May 31, 2010	1-12227	10.48

*10.26	Second Amended and Restated Employment Agreement dated as of July 22, 2010 by and between the Company and John Donofrio	Form 10-K for the fiscal year ended August 31, 2010	1-12227	10.24

*10.27	Amended and Restated Employment Agreement dated as of April 8, 2011 by and between the Company and David L. Chapman, Sr	Form 10-Q for the quarter ended February 28, 2011	1-12227	10.3

*10.28	Employment Agreement dated as of February 2, 2011 by and between the Company and Clarence Ray	Form 10-Q for the quarter ended February 28, 2011	1-12227	10.4

*10.29	Second Amended and Restated Employment Agreement dated December 12, 2011, by and between the Company and J. M. Bernhard, Jr.	Form 10-Q for the quarter ended November 30, 2011	1-12227	10.1

*10.30	Letter Agreement dated December 9, 2011, by and between the Company and Timothy J. Poché	Form 8-K filed on January 26, 2012	1-12227	10.1

*10.31	Consulting Agreement dated May 23, 2012, by and between The Shaw Group Inc. and Gary P. Graphia	Form 8-K filed on May 29, 2012	1-12227	10.1

†*10.32	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

†*10.33	Form of Employee Performance Cash Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

†*10.34	Form of Employee Cash Settled Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

†*10.35	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

†*10.36	Form of Section 16 Officer Performance Cash Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

†*10.37	Retention Bonus dated October 16, 2012 by and between the Company and Timothy Poché

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.38	Asset Purchase Agreement, dated as of July 14, 2000, among Stone & Webster, Incorporated, certain subsidiaries of Stone & Webster, Incorporated and the Company	Form 8-K filed on July 28, 2000	1-12227	2.1

10.39	Composite Asset Purchase Agreement, dated as of January 23, 2002, by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc., including the following amendments:(i) Amendment No. 1, dated January 24, 2002, to Asset Purchase Agreement, (ii) Amendment No. 2, dated January 29, 2002, to Asset Purchase Agreement, and (iii) a letter agreement amending Section 8.04(a)(ii) of the Asset Purchase Agreement, dated as of April 30, 2002, between The IT Group, Inc. and the Company	Form 8-K filed on May 16, 2002	1-12227	2.1

10.40	Amendment No. 3, dated May 2, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of The IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.2

10.41	Amendment No. 4, dated May 3, 2002, to Asset Purchase Agreement by and among the Company, The IT Group, Inc. and certain subsidiaries of the IT Group, Inc.	Form 8-K filed on May 16, 2002	1-12227	2.3

10.42	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.2

10.43	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company	Form 8-K filed on October 18, 2006	1-12227	10.3

10.44	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)	Form 8-K filed on October 18, 2006	1-12227	10.4

10.45	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658	Form 8-K filed on October 18, 2006	1-12227	10.5

10.46	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee	Form 8-K filed on October 18, 2006	1-12227	10.6

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

10.47	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.7

10.48	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York	Form 8-K filed on October 18, 2006	1-12227	10.8

10.49	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty	Form 8-K filed on October 18, 2006	1-12227	10.9

10.50	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.1

10.51	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH	Form 8-K filed on October 18, 2006	1-12227	10.11

10.52	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba	Form 8-K filed on October 18, 2006	1-12227	10.12

#10.53	Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010	Form 10-Q for the quarter ended November 30, 2010	1-12227	10.1

#10.54	First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent	Form 10-Q for the quarter ended November 30, 2010	1-12227	10.2

#10.55	Second Amended and Restated Credit Agreement, dated as of June 15, 2011, among the Company, as borrower; the Company’s subsidiaries signatories thereto, as guarantors; BNP Paribas, as administrative agent; and the other agents and lenders signatory thereto.	Form 8-K filed on June 21, 2011	1-12227	10.1

10.56	Agreement of Purchase and Sale dated May 21, 2012, by and between The Shaw Group Inc. and Technip, S.A.	Form 8-K filed on May 22, 2012	1-12227	2.1

14.01	The Shaw Group Inc. Code of Corporate Conduct dated June 2006	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.1

Exhibit Number	Document Description	Report or Registration Statement	SEC File or Registration Number	Exhibit or Other Reference

14.02	The Shaw Group Inc. Code of Ethics for Chief Executive Officer and Senior Financial Officers (adopted as of December 16, 2003)	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.2

14.03	The Shaw Group Inc. Insider Trading Policy dated June 2006	Form 10-K for the fiscal year ended August 31, 2007	1-12227	14.3

†21.01	Subsidiaries of The Shaw Group Inc.

†23.01	Consent of KPMG LLP, independent registered public accounting firm of The Shaw Group Inc.

†23.02	Consent of Ernst & Young LLP, independent registered public accounting firm of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd.

†31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

††32.01	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††32.02	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

§101.INS	XBRL Instance Document.

§101.SCH	XBRL Taxonomy Extension Schema Document.

§101.CAL	XBRL Calculation Linkbase Document.

§101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHAW GROUP INC.

/s/ J. M. Bernhard, Jr.
By: J. M. Bernhard, Jr.
Chief Executive Officer

Date: October 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. M. Bernhard, Jr.	Chairman of the Board, President and Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2012
J. M. Bernhard, Jr.

/s/ Brian K. Ferraioli	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 19, 2012
Brian K. Ferraioli

/s/ Timothy J. Poché	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	October 19, 2012
Timothy J. Poché

/s/ Albert D. McAlister	Director	October 19, 2012
Albert D. McAlister

/s/ David W. Hoyle	Director	October 19, 2012
David W. Hoyle

/s/ James F. Barker	Director	October 19, 2012
James F. Barker

/s/ Daniel A. Hoffler	Director	October 19, 2012
Daniel A. Hoffler

/s/ Michael J. Mancuso	Director	October 19, 2012
Michael J. Mancuso

/s/ Thomas E. Capps	Director	October 19, 2012
Thomas E. Capps

/s/ Stephen R. Tritch	Director	October 19, 2012
Stephen R. Tritch

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
THE SHAW GROUP INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Shaw Group Inc.:

We have audited The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Shaw Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying 2012 Annual Report on Form 10-K. Our responsibility is to express an opinion on The Shaw Group Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, The Shaw Group Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2012, and our report dated October 19, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baton Rouge, Louisiana
October 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
The Shaw Group Inc.:

We have audited the accompanying consolidated balance sheets of The Shaw Group Inc. and subsidiaries as of August 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended August 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Shaw Group Inc. and subsidiaries as of August 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended August 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Shaw Group Inc.’s internal control over financial reporting as of August 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 19, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baton Rouge, Louisiana
October 19, 2012

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year ended August 31,
	2012	2011	2010
Revenues	$6,008,435	$5,937,734	$6,984,042
Cost of revenues	5,580,471	5,741,392	6,414,826
Gross profit	427,964	196,342	569,216
Selling, general and administrative expenses	276,338	273,512	288,014
Gain on disposal of E&C assets	83,315	—	—
Impairment of note receivable	—	48,133	—
Operating income (loss)	234,941	(125,303)	281,202
Interest expense	(6,315)	(5,528)	(5,754)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(40,633)	(41,568)	(38,121)
Interest income	5,436	16,629	13,717
Foreign currency transaction gains (losses) on Japanese Yen-denominated bonds, net	40,837	(159,006)	(131,584)
Other foreign currency transaction gains (losses), net	255	7,702	3,320
Other income (expense), net	5,530	6,155	8,313
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	240,051	(300,919)	131,093
Provision (benefit) for income taxes	44,971	(106,765)	37,987
Income (loss) before earnings (losses) from unconsolidated entities	195,080	(194,154)	93,106
Income from 20% Investment in Westinghouse, net of income taxes	12,334	20,915	6,986
Earnings (losses) from unconsolidated entities, net of income taxes	3,909	5,354	91
Net income (loss)	211,323	(167,885)	100,183
Less: Net income (loss) attributable to noncontrolling interests	12,407	7,131	18,185
Net income (loss) attributable to Shaw	$198,916	$(175,016)	$81,998

Net income (loss) attributable to Shaw per common share:
Basic	$2.95	$(2.18)	$0.98
Diluted	$2.90	$(2.18)	$0.96

Weighted average shares outstanding:
Basic	67,462	80,223	84,041
Diluted	68,536	80,223	85,834

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year ended August 31,
	2012	2011	2010
Net income (loss)	$211,323	$(167,885)	$100,183
Currency translation adjustment, net gain (loss) arising during period	(22,507)	11,880	(5,610)
Equity in unconsolidated entities other comprehensive income (loss), net of Shaw’s tax of $11,398, $(9,749) and $7,411	(18,053)	15,573	(11,640)
Net derivatives gain (loss) on hedge transactions, net of tax of $(5,298), $(2,380) and $729	8,391	3,803	(1,144)
Defined benefit plans
Change in unrecognized net actuarial pension gains (losses)	(6,767)	9,408	(5,129)
Change in unrecognized net prior service pension costs	342	43	40
Change due to deconsolidation	2,637	—	—
Income taxes on unrecognized defined benefit plans	1,492	(2,388)	2,258
Total	(2,296)	7,063	(2,831)
Unrealized gain (loss) on available for sale securities, net of tax of $(17), $373 and $(348)	26	(596)	546
Comprehensive income (loss)	176,884	(130,162)	79,504
Less: Comprehensive income (loss) attributable to noncontrolling interests	12,407	7,131	18,185
Comprehensive income (loss) attributable to Shaw	$164,477	$(137,293)	$61,319

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)
	At August 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents ($92.2 million and $78.6 million related to variable interest entities (VIEs))	$1,091,883	$674,080
Restricted and escrowed cash and cash equivalents	9,187	38,721
Short-term investments ($3.0 million and $7.8 million related to VIEs)	296,732	226,936
Restricted short-term investments	24,161	277,316
Accounts receivable, including retainage, net ($22.7 million and $7.5 million related to VIEs)	416,489	772,242
Inventories	273,784	245,044
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	492,563	552,502
Deferred income taxes	351,494	367,045
Investment in Westinghouse	968,296	999,035
Prepaid expenses and other current assets	55,837	138,260
Total current assets	3,980,426	4,291,181

Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	6,160	14,768
Property and equipment, net of accumulated depreciation of $376.3 million and $347.3 million	511,677	515,811
Goodwill	404,456	545,790
Intangible assets	2,939	17,142
Deferred income taxes	5,308	10,484
Other assets	96,487	91,858
Total assets	$5,007,453	$5,487,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$683,645	$822,476
Accrued salaries, wages and benefits	127,960	132,857
Other accrued liabilities	205,279	199,947
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,223,991	1,535,037
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,640,497	1,679,836
Interest rate swap contract on Japanese Yen-denominated bonds	13,370	27,059
Short-term debt and current maturities of long-term debt	10,416	349
Total current liabilities	3,905,158	4,397,561
Long-term debt, less current maturities	5,271	630
Deferred income taxes	49,887	70,437
Other liabilities	54,656	81,152
Total liabilities	4,014,972	4,549,780

Contingencies and commitments (Note 15)

Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 93,016,409 and 91,711,102 shares issued, respectively; and 66,425,168 and 71,306,382 shares outstanding, respectively	1,355,235	1,321,278
Retained earnings	527,371	328,455
Accumulated other comprehensive loss	(139,361)	(104,922)
Treasury stock, 26,591,241 and 20,404,720 shares, respectively	(791,868)	(639,704)
Total Shaw shareholders’ equity	951,377	905,107
Noncontrolling interests	41,104	32,147
Total equity	992,481	937,254
Total liabilities and equity	$5,007,453	$5,487,034

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
	2012		2011		2010
	Shares	Amount	Shares	Amount	Shares	Amount

Preferred stock	—	$—	—	$—	—	$—

Common stock
Balance September 1	91,711,102	$1,321,278	90,669,011	$1,283,890	89,316,057	$1,237,727
Exercise of stock options	709,900	16,015	490,116	11,007	784,124	16,226
Shares exchanged for taxes on stock based compensation	(226,578)	(6,090)	(265,141)	(9,187)	(225,018)	(6,576)
Tax benefit on stock based compensation		2,782		2,915	—	1,590
Stock-based compensation	821,985	21,250	817,116	32,653	793,848	34,923
Balance August 31	93,016,409	$1,355,235	91,711,102	$1,321,278	90,669,011	$1,283,890

Retained earnings
Balance September 1		$328,455		$503,471		$421,473
Net income (loss) attributable to Shaw		198,916		(175,016)		81,998
Balance August 31		$527,371		$328,455		$503,471

Accumulated other comprehensive income (loss)
Currency translation adjustment
Balance September 1		$(3,652)		$(15,532)		$(9,922)
Change during year		(22,507)		11,880		(5,610)
Balance August 31		$(26,159)		$(3,652)		$(15,532)
Equity in unconsolidated entities other comprehensive income (loss), net of Shaw’s tax
Balance September 1		$(50,724)		$(66,297)		$(54,657)
Change during year		(18,053)		15,573		(11,640)
Balance August 31		$(68,777)		$(50,724)		$(66,297)
Unrealized gain (loss) on hedging activities
Balance September 1		$(16,558)		$(20,361)		$(19,217)
Change during year		8,391		3,803		(1,144)
Balance August 31		$(8,167)		$(16,558)		$(20,361)
Unrealized net holding gain (loss) on securities
Balance September 1		$(50)		$546		$—
Change during year		26		(596)		546
Balance August 31		$(24)		$(50)		$546
Pension and other postretirement benefit plans
Balance September 1		$(33,938)		$(41,001)		$(38,170)
Change during year		(2,296)		7,063		(2,831)
Balance August 31		$(36,234)		$(33,938)		$(41,001)
Balance August 31		$(139,361)		$(104,922)		$(142,645)

Treasury stock at cost
Balance September 1	(20,404,720)	$(639,704)	(5,755,949)	$(117,453)	(5,709,249)	$(116,113)
Purchases under repurchase plans	(6,185,567)	(152,143)	(14,633,454)	(521,768)	—	—
Shares exchanged for taxes on stock-based compensation	(954)	(21)	(15,317)	(483)	(46,700)	(1,340)
Balance August 31	(26,591,241)	$(791,868)	(20,404,720)	$(639,704)	(5,755,949)	$(117,453)

Total Shaw shareholders’ equity at August 31		$951,377		$905,107		$1,527,263

Noncontrolling interests
Balance September 1		$32,147		$47,124		$24,691
Net income (loss)		12,407		7,131		18,185
Distributions to noncontrolling interests		(7,599)		(12,887)		(14,757)
Contributions from noncontrolling interests		4,149		1,441		8,975
Adjustment for deconsolidation of VIE(s)		—		(10,662)		—
Acquisition of noncontrolling interests		—		—		10,030
Balance August 31		$41,104		$32,147		$47,124

Total equity at August 31		$992,481		$937,254		$1,574,387

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$211,323	$(167,885)	$100,183
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	74,394	73,891	62,787
Asset impairment charges	157	51,730	421
(Benefit from) provision for deferred income taxes	14,308	(34,836)	(14,507)
Stock-based compensation expense	42,796	34,180	34,923
(Earnings) losses from unconsolidated entities, net of taxes	(16,243)	(26,269)	(7,077)
Distributions from unconsolidated entities	31,492	38,475	24,678
Taxes paid upon net-share settlement of equity awards	(6,090)	(9,187)	(6,576)
Excess tax benefits from stock based compensation	(2,138)	(3,444)	(1,934)
Foreign currency transaction (gains) losses, net	(41,092)	151,304	128,264
Gain on disposal of E&C assets	(83,315)	—	—
Other noncash Items	5,378	12,410	12,976
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in receivables	306,733	38,810	(30,231)
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	12,652	68,146	(31,643)
(Increase) decrease in inventories	(29,181)	(16,083)	33,355
(Increase) decrease in other current assets	93,348	(84,704)	(13,885)
Increase(decrease) in accounts payable	(125,571)	(36,779)	22,751
Increase (decrease) in accrued liabilities	(33,353)	(26,867)	(38,141)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(276,017)	51,467	182,841
Net change in other assets and liabilities	(49,792)	6,167	7,395
Net cash provided by (used in) operating activities	129,789	120,526	466,580

Cash flows from investing activities:
Purchases of property and equipment	(78,631)	(101,838)	(194,382)
Proceeds from sale of businesses and assets, net of cash surrendered	295,461	3,005	24,297
Investment(s) in notes receivable	—	(48,336)	—
Investment in, advances to and return on equity from unconsolidated entities and joint ventures	(798)	520	15,197
Purchases of variable interest entity debt	—	—	(19,915)
Cash deposited into restricted and escrowed cash	(104,273)	(895,137)	(105,350)
Cash withdrawn from restricted and escrowed cash	137,380	885,079	156,409
Purchases of short-term investments	(206,918)	(664,311)	(1,117,553)
Proceeds from sale and redemption of short-term investments	286,034	991,058	899,835
Purchases of restricted short-term investments	(150,539)	(307,728)	(307,483)
Proceeds from sale of restricted short term investments	252,627	344,976	90,609
Purchases of business, net of cash acquired	—	(34,557)	—
Net cash provided by (used in) investing activities	430,343	172,731	(558,336)

Cash flows from financing activities:
Purchase of treasury stock	(152,164)	(522,251)	(1,340)
Repayment of debt and capital leases	(349)	(4,624)	(24,343)
Contingent consideration paid	(3,591)	—	—
Payment of deferred financing costs	(16)	(6,670)	(9,721)
Issuance of common stock	16,015	11,007	16,226
Excess tax benefits from exercise of stock options and vesting of restricted stock	2,138	3,444	1,934
Contributions received from noncontrolling interest	4,149	1,441	8,975
Distributions paid to noncontrolling interest	(7,599)	(12,887)	(14,757)
Net cash provided by (used in) financing activities	(141,417)	(530,540)	(23,026)

Net effects on cash of deconsolidations	(1,054)	(12,805)	—
Effects of foreign exchange rate changes on cash	142	11,432	(1,620)
Net change in cash and cash equivalents	417,803	(238,656)	(116,402)

Cash and cash equivalents — beginning of year	674,080	912,736	1,029,138
Cash and cash equivalents — end of year	$1,091,883	$674,080	$912,736

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business and Summary of Significant Accounting Policies

The Shaw Group Inc. (a Louisiana corporation) and its wholly owned and majority owned subsidiaries (collectively referred to herein as Shaw, the Company, we, us or our) is a leading global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation and facilities management services to a diverse client base that includes multinational and national oil companies and industrial corporations, regulated utilities, and U.S. Government agencies. We have developed and acquired significant intellectual property, including induction pipe bending technology and environmental decontamination technologies. We believe our technologies provide an advantage and will help us to compete on a longer-term basis with lower cost competitors from developing countries that are likely to emerge.

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

The preparation of these Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Areas requiring significant estimates by our management include the following:

•	contract revenues, costs and profits and the application of percentage-of-completion method of accounting;

•	provisions for uncollectible receivables and client claims and recoveries of costs from subcontractors, vendors and others;

•	recoverability of inventories and application of lower of cost or market accounting;

•	provisions for income taxes and related valuation allowances and tax uncertainties;

•	recoverability of goodwill;

•	recoverability of other intangibles and long-lived assets and related estimated lives;

•	recoverability of equity method and cost method investments;

•	valuation of defined benefit pension plans;

•	accruals for estimated liabilities, including litigation and insurance accruals;

•	consolidation of variable interest entities; and

•	valuation of stock-based compensation.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount based on contracted prices. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. Our principal clients are major multinational and national oil companies and industrial corporations, regulated utilities, and U.S. Government agencies. We believe that in most cases our exposure to credit risk is mitigated through client prepayments, collateralization and guarantees.

We establish an allowance for uncollectible accounts based on the assessment of the clients’ ability to pay. In addition to any reserves established for customers’ inability to pay, there are often items in dispute or being negotiated that may require us to make an estimate as to the ultimate outcome. To the extent these items have been billed but collection is not probable, we reduce billings in excess of costs and estimated earnings on uncompleted contracts. For unbilled items, we recognize the probable estimated impact as a reduction in estimated revenue at completion with a resulting impact to billings in excess of costs and estimated earnings on uncompleted projects. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amounts due.

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

Property and Equipment

Property and equipment are recorded at cost. Additions and improvements (including interest costs for construction of certain long-lived assets) are capitalized. We incur maintenance costs on all of our major equipment. Maintenance and repair expenses are charged to expense as incurred. The cost of property and equipment sold or otherwise disposed of and the related accumulated depreciation are eliminated from the property and related accumulated depreciation accounts and any gain (loss) is credited or charged to other income (expense), net.

The straight-line depreciation method is used for all our assets. Leasehold improvements are amortized over the shorter of the useful life of the improvement, the lease term, or the life of the building. Depreciation is generally provided over the following estimated useful service lives:

Transportation equipment (years)	2	-	15
Furniture, fixtures and software (years)	2	-	5
Machinery and equipment (years)	2	-	18
Buildings and improvements (years)	2	-	40

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

Impairment of note receivable

During the first quarter of fiscal year 2011, in connection with a global alliance with Toshiba, Shaw committed to invest $250.0 million in support of ABWR nuclear power related projects. The first $100.0 million was made available as a secured credit facility to the entity developing ABWR nuclear power plant reactors for the South Texas Projects 3and 4. The credit facility was intended to convert to equity in the project’s sponsor upon the satisfaction of certain conditions, including the project receiving full notice to proceed. At May 31, 2011 and subsequent to the earthquakes and tsunami in Fukushima, Japan, we had advanced approximately $48.1 million under this credit facility. During the three months ended May 31, 2011, the project sponsor asked that we cease the majority of the work relating to individual orders issued under our EPC contract jointly obtained with Toshiba. Additionally, the project sponsors’ majority owner announced it was withdrawing from further financial participation in that company, and a major municipal utility announced it would indefinitely suspend all discussions regarding a potential agreement to purchase the power from the proposed facilities. Due to these changes, we reviewed the security supporting the loans outstanding (primarily partially manufactured equipment) and we wrote-off during fiscal year 2011 loans granted to the project entities totaling $48.1 million. We have not and do not plan to make additional investments in ABWR related projects.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Examples of instances that may cause us to test our goodwill for impairment between the annual testing periods include:  (i) continued deterioration of market and economic conditions that may adversely impact our ability to meet our projected results; (ii) declines in our stock price caused by continued volatility in the financial markets that may result in increases in our weighted-average cost of capital or other inputs to our goodwill assessment; and (iii) the occurrence of events that may reduce the fair value of a reporting unit below its carrying amount, such as the sale of a significant portion of one or more of our reporting units. The annual impairment test for goodwill is a two-step process involving the comparison of the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not considered impaired; therefore, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, we perform second step of the goodwill impairment test to measure the amount of impairment loss to be recorded, as necessary.

Intangible Assets

Our intangible assets are related to various licenses, patents, technology and related processes. The costs of these assets are amortized over their estimated useful lives, which range from three to seven years. The method of amortization reflects the expected realization pattern of the economic benefits relevant to the intangible assets, or if we are unable to determine the expected realization pattern reliably, they are amortized using the straight-line method. We also have intangible assets related to client relationships and non-compete agreements which are associated with acquisitions we have completed and are amortized over a three- to ten-year period on a straight-line basis. We assess the recoverability of the unamortized balance of our intangible assets when indicators of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. Should the review indicate that the carrying value is not fully recoverable; the excess of the carrying value over the fair value of the intangible assets would be recognized as an impairment loss.

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

Revenue Recognition — Contract Segmenting

Certain of our long-term contracts include services performed by more than one operating segment, particularly EPC contracts which include pipe and module fabrication and steel erection services performed by our F&M segment. We allocate revenues, costs and gross profit to our significant F&M subcontracts based upon the segmenting criteria in ASC 605-35. Revenues recorded in our F&M segment under this policy are based on our prices and terms for such similar services to third party clients. This policy may result in different interim rates of profitability for each segment of the affected EPC contract than if we had recognized revenues on a percentage-of-completion for the entire project based on the combined estimated total costs of all EPC and pipe fabrication and steel erection services.

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

Selling, General and Administrative Expenses

Our S,G&A expenses represent overhead expenses that are not associated with the execution of the contracts. S,G&A expenses include charges for such items as executive management, business development, proposal expenses, information technology, finance and corporate accounting, human resources and various other corporate functions.

Derivative Instruments and Hedging Activities

We account for derivative instruments and hedging activities in accordance with ASC 815, Derivatives and Hedging, which requires entities to recognize all derivative instruments as either assets or liabilities on the balance sheet at their respective fair values. If the derivative instrument is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative instrument are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Recognized gains or losses on derivative instruments entered into to manage foreign exchange risk are included in foreign currency transaction gains (losses) on Japanese Yen-denominated bonds, net or in other foreign currency transaction gains (losses), net, in the consolidated statements of operations.

We do not enter into derivative instruments for speculative or trading purposes. We utilize forward foreign exchange contracts to reduce our risk from foreign currency price fluctuations related to firm or anticipated sales transactions, commitments to purchase or sell equipment, materials and/or services and interest payments denominated in a foreign currency. The net gain (loss) recognized in earnings from our hedges was approximately $(2.0) million, $4.7 million and $2.8 million at August 31, 2012, 2011 and 2010, respectively.

Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. We report, net of tax, foreign currency translation adjustments, unrealized gains and losses on derivative instruments accounted for as cash flow hedges, changes in our net pension liabilities, our equity in Westinghouse’s pre-tax other comprehensive income (loss) and unrealized gains and losses on securities as components of other comprehensive income (loss).

Foreign Currency Translation

Our significant foreign subsidiaries maintain their accounting records in their local currency (primarily British pounds and Mexican pesos). All of the assets and liabilities of these subsidiaries (including long-term assets, such as goodwill) are converted to U.S. dollars at the exchange rate in effect at the balance sheet date, income and expense accounts are translated at average rates for the period, and shareholders’ equity accounts are translated at historical rates. The net effect of foreign currency translation adjustments is included in shareholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Foreign Currency Transactions

Foreign currency transaction gains or losses are credited or charged to income as incurred. Transaction gains reflected in income were approximately $0.3 million, $7.7 million and $3.3 million for the fiscal years 2012, 2011 and 2010, respectively. Additionally, during fiscal years 2012, 2011 and 2010, we incurred foreign currency transaction gains (losses) on the Westinghouse Bonds associated with our Investment in Westinghouse of approximately $40.8 million, $(159.0) million and $(131.6) million, respectively, resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period.

Insurance Programs

Our employee-related health care benefits program is self-funded up to a maximum amount per claim. Claims in excess of this maximum are insured through stop-loss insurance policies. Our workers’ compensation, automobile and general liability insurance is provided through a premium plan with a deductible applied to each occurrence. Claims in excess of our deductible are paid by the insurer. The liabilities are based on claims filed and estimates of claims incurred but not reported. As of August 31, 2012 and August 31, 2011, liabilities for unpaid and incurred but not reported claims for all insurance programs totaling approximately $54.3 million and $57.5 million, respectively, are included in other accrued liabilities in the accompanying consolidated balance sheets.

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

Share-Based Compensation

We account for share-based payments, including grants of employee stock options, restricted stock-based awards and performance cash units, in accordance with ASC 718, Compensation-Stock Compensation, which requires that all share-based payments (to the extent they are compensatory) be recognized as an expense in our consolidated statements of operations based on their fair values and the estimated number of shares we ultimately expect to vest. We recognize share-based compensation expense on a straight-line basis over the service period of the award, which is generally four years for awards granted in fiscal year 2011 and prior and three years for awards granted in fiscal year 2012.

Share-based compensation cost for both equity and liability-classified awards included in net income (loss) amounted to approximately $42.8 million, $34.1 million and $34.9 million for the years ended August 31, 2012, 2011 and 2010, respectively. ASC 718 requires that excess tax benefits related to equity-classified stock options and restricted stock-based awards be reflected as financing cash inflows. The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $10.7 million, $12.0 million and $10.5 million for the years ended August 31, 2012, 2011 and 2010, respectively.

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

Contingencies and Commitments

Liabilities for loss contingencies, including environmental remediation costs not within the scope of ASC 410, Asset Retirement and Environmental Obligations, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

LandBank Assets

LandBank, a subsidiary of our E&I segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. We had approximately $50.7 million of such real estate assets recorded in other assets on the accompanying balance sheets at August 31, 2012, as compared to approximately $51.7 million at August 31, 2011. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. We recognize gains and losses on sales of these assets when the sales transaction is complete.

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

On March 7, 2011, we acquired 100% of the outstanding common stock of Coastal Planning & Engineering, Inc. (CPE). CPE, based in Boca Raton, Fla., offers a full range of services including coastal modeling, oceanographic measurements, marine biology, geotechnical surveys, hydrographic surveys and marine geology. CPE’s 27-year history of coastal projects includes beach nourishment and island restoration following hurricanes and other erosion, offshore sand inventory and ship maneuvering studies for new and existing ports. The value of this stock purchase transaction includes a cash payment of $15.7 million, contingent consideration of $9.7 million and other purchase price adjustments, for a total purchase price of $25.7 million. As a result of the acquisition, we recognized goodwill of $17.9 million and other intangible assets of $3.9 million in fiscal year 2011. As of August 31, 2012, $3.6 million of the contingent consideration has been paid. CPE’s results of operations are included in our E&I segment. Acquisition-related costs are expensed as incurred and are included in our selling, general and administrative expenses on our consolidated statements of operations.

Divestitures

On August 31, 2012, we completed our previously announced divestiture of substantially all of the business of the E&C segment to Technip S.A. (the “E&C Sale”) for approximately $290.0 million in cash, which resulted in a net gain of approximately $95.1 million related to this transaction.

Also on August 31, 2012, the E&C segment’s Toronto-based operations that were not included in the E&C Sale filed for bankruptcy. The directors of  these subsidiaries determined that the companies had insufficient income and assets to continue as ongoing operations. A trustee in bankruptcy has been appointed, and the first meeting of creditors was held on September 24, 2012. We recorded a loss for the fiscal year of $11.8 related to the deconsolidation of these Toronto-based operations, which is included in the gain on disposal of E&C assets line on our consolidated statement of operations. The deconsolidation had no significant impact on the consolidated balance sheet or statement of cash flows.

Remaining in the E&C segment as of August 31, 2012, are our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion. We also retained certain consulting services provided to the energy and petrochemical market, which were incorporated into our E&I segment.

Transaction Agreement

On July 30, 2012, we announced that we signed a Transaction Agreement with Chicago Bridge & Iron Company N.V. (CB&I)  under which CB&I will acquire us in a cash and stock transaction valued at approximately $3.2 billion based on the trading price of CB&I common stock as of October 15, 2012 (Transaction Agreement). Under the terms of the Transaction Agreement, CB&I will acquire Shaw for $41.00 in cash and 0.12883 shares of CB&I common stock for each common share of Shaw stock owned.

We currently expect to complete the Transaction during the first quarter of calendar 2013. The Transaction is subject to certain regulatory approvals, the approval of CB&I’s shareholders and the approval of our shareholders through the affirmative vote of (i) the holders of at least 75% of the outstanding shares of common stock entitled to vote on the matter (Supermajority Threshold), which excludes shares owned by any person that, together with its affiliates, beneficially owns in the aggregate 5% or more of the outstanding shares of our common stock as of the record date, other than any trustee of the Shaw 401(k) Plan (Related Person), as well as (ii) at least a majority of the voting power present, each in accordance with our Articles of Incorporation.

The Transaction is also subject to a number of additional conditions, including, but not limited to, the consummation of the sale to Technip S.A. of substantially all of the E&C business, which was completed on August 31, 2012; the valid exercise of the Westinghouse Put Options, which were exercised on October 6, 2012; our possession of at least $800 million of unrestricted cash (as “Unrestricted Cash” is defined in the Transaction Agreement), as of the closing date; EBITDA (as “Company EBITDA” is defined in the Transaction Agreement) for the period of four consecutive fiscal quarters ending prior to the closing date of the Transaction of not less than $200 million; and net indebtedness for borrowed money (as “Net Indebtedness for Borrowed Money” is defined in the Transaction Agreement) not exceeding $100 million as of the closing date of the Transaction. The Transaction Agreement also restricts, among other items, our ability to increase borrowings, repurchase shares, and pay dividends.

Following our announcement of the signed Transaction Agreement, several shareholders filed purported class action suits against Shaw, its directors, CB&I, and in some cases, against CB&I’s acquisition subsidiary. The plaintiffs generally allege breach of fiduciary duties of care and loyalty to Shaw shareholders because of, among other claims, inadequate consideration to be paid by CB&I for Shaw common stock. We believe these lawsuits are without merit and intend to contest them vigorously.

Recently Adopted Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-09 Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) – Disclosures about an Employer’s Participation in a Multiemployer Plan. ASU 2011-09 requires that employers provide additional separate disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. ASU 2011-09 is effective for us in fiscal year 2012 and must be applied retrospectively for all prior periods presented. See Note 18, Employee Benefit Plans, for the multiemployer plan disclosure resulting from adoption of ASU 2011-09.

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

At August 31, 2012, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$932,628	$—	$—	$932,628	$932,628	$—
Money market mutual funds	154,982	—	—	154,982	154,982	—
Certificates of deposit	257,766	—	—	257,766	4,273	253,493
Available-for-sale securities:
Bond mutual funds	20,734	—	(69)	20,665	—	20,665
Corporate bonds	22,537	46	(9)	22,574	—	22,574
Total	$1,388,647	$46	$(78)	$1,388,615	$1,091,883	$296,732

At August 31, 2011, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):
					Balance Sheet Classifications
	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$653,979	$—	$—	$653,979	$653,979	$—
Money market mutual funds	17,350	—	—	17,350	17,350	—
Certificates of deposit	211,910	—	—	211,910	2,751	209,159
Available-for-sale securities:
Corporate bonds	17,853	40	(116)	17,777	—	17,777
Total	$901,092	$40	$(116)	$901,016	$674,080	$226,936

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in other income (expense), net. During the fiscal year ending August 31, 2012, the proceeds and realized gains and losses were as follows (in thousands):

Proceeds	$16,452
Realized gains	$1
Realized losses	$—

There were no transfers of securities between available for sale and trading classifications during the fiscal year ending August 31, 2012.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no material other-than-temporary impairment losses recognized during the fiscal ending August 31, 2012.

At August 31, 2012, there were no gross unrealized losses on investment securities in a continuous loss position for which we have not recognized an impairment charge.

At August 31, 2012, maturities of debt securities classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$13,273	$13,292
Due in one to two years	9,264	9,282
Total	$22,537	$22,574

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At August 31, 2012, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):
			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$3,259	$—	$3,259	$—
Money market mutual funds	5,928	—	5,928	—
Certificates of deposit	—	—	—	—
Trading securities:
Stock and bond mutual funds	9,506	692	—	9,506
U.S. government and agency securities	603	(14)	—	603
Corporate bonds	14,052	(529)	—	14,052
Total	$33,348	$149	$9,187	$24,161

At August 31, 2011, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):
			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$16,358	$—	$16,358	$—
Money market mutual funds	22,363	—	22,363	—
Certificates of deposit	252,627	—	—	252,627
Trading securities:
Stock and bond mutual funds	6,473	272	—	6,473
U.S. government and agency securities	1,806	(82)	—	1,806
Corporate bonds	16,410	(390)	—	16,410
Total	$316,037	$(200)	$38,721	$277,316

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):
	August 31, 2012	August 31, 2011
Contractually required by projects	$1,628	$14,696
Voluntarily used to secure letters of credit	—	252,627
Secure contingent obligations in lieu of letters of credit	—	20,626
Assets held in trust and other	31,720	28,088
Total	$33,348	$316,037

We may voluntarily cash collateralize certain letters of credit if the bank fees avoided on those letters of credit exceed the return on other investment opportunities, as we have done so in prior years. However, we have no such collateralization as of August 31, 2012. We have the ability to promptly convert, without restriction, any amounts we may choose to utilize to voluntarily secure letters of credit or to secure contingent obligations in lieu of letters of credit, to unrestricted cash by utilizing a portion of our $1,450.0 million Facility available for the issuance of letters of credit. See Note 10 – Debt and Revolving Lines of Credit for additional information about our Facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At August 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Short-term and Restricted Short-term Investments
Certificates of deposit	$253,493	$—	$253,493	$—
Stock and bond mutual funds (a)	30,171	30,171	—	—
U.S. government and agency securities	603	—	603	—
Corporate bonds	36,626	—	36,626	—
Total	$320,893	$30,171	$290,722	$—

Liabilities:
Interest rate swap contract	$13,370	$—	$13,370	$—
Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,482	$—	$1,482	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$158	$—	$158	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2011, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:

Short-term and Restricted Short-term Investments
Certificates of deposit	$461,786	$—	$461,786	$—
Stock and bond mutual funds (a)	6,473	6,473	—	—
U.S. government and agency securities	1,806	—	1,806	—
Corporate bonds	34,187	—	34,187	—
Total	$504,252	$6,473	$497,779	$—

Liabilities:
Interest rate swap contract	$27,059	$—	$27,059	$—

Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,955	$—	$1,955	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$16	$—	$16	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

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

See Note 9 – Goodwill and Other Intangibles for information regarding assets measured at fair value on a non-recurring basis.

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivatives	2012	2011	2010
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other comprehensive income (loss)	$8.4	$3.8	$(1.1)
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$(2.0)	$4.7	$2.8

Note 5 —Accounts Receivable, Concentrations of Credit Risk, and Inventories

Accounts Receivable

Our accounts receivable, including retainage, net, were as follows (in thousands):

	August 31, 2012	August 31, 2011
Trade accounts receivable, net	$405,061	$732,134
Unbilled accounts receivable	821	23,116
Retainage	10,607	16,992
Total accounts receivable, including retainage, net	$416,489	$772,242

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

	2012	2011
Beginning balance, September 1	$22,350	$21,774
Increased provision	6,810	7,117
Write offs	(3,991)	(2,522)
Recovery	(8,208)	(3,886)
Other	(157)	(133)
Ending balance, August 31	$16,804	$22,350

Included in our trade accounts receivable, net at August 31, 2012, and 2011, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity challenged the appropriateness of our invoiced amounts, but recently we reached an agreement with the entity that, if the terms are met, will resolve the collection of outstanding invoices and the litigation. Pursuant to this agreement, the local government entity has submitted a request for federal funding necessary to satisfy the net outstanding accounts receivable amount. While the terms of the agreement are in place, we remain in litigation with the government entity. The amounts we ultimately collect could differ materially from amounts currently recorded.

At August 31, 2011, we had approximately $227.1 million included in trade receivables, net, for an air quality control (AQC) project, primarily related to periodic costs and milestone reconciliation invoices. During the three months ended November 30, 2011, we received a payment of $68.0 million from the client related to the outstanding trade receivables. On June 5, 2012, we reached a settlement with the client of all claims and counterclaims on the AQC project. As a result of the settlement, we recorded a $20.1 million charge to earnings in the three months ended May 31, 2012. On June 11, 2012, we collected approximately $107 million in cash, representing all of the remaining net accounts receivable associated with the project. See Note 15 – Contingencies and Commitments for additional information.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $51.0 million and $64.3 million at August 31, 2012, and August 31, 2011, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $242.8 million and $278.6 million at August 31, 2012, and August 31, 2011, respectively, related to the U.S. government agencies and related entities.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the FIFO or weighted-average cost methods. Cost includes material, labor and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	August 31,
	2012			2011
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw materials	$19,355	$139,178	$158,533	$16,040	$118,516	$134,556
Work in process	3,679	30,278	33,957	2,878	25,483	28,361
Finished goods	81,294	—	81,294	82,127	—	82,127
Total	$104,328	$169,456	$273,784	$101,045	$143,999	$245,044

Note 6 — Property and Equipment:

Property and equipment consisted of the following (in thousands):

	August 31,
	2012	2011
Transportation equipment	$21,919	$14,778
Furniture, fixtures and software	154,862	172,030
Machinery and equipment	372,658	293,896
Buildings and improvements	237,097	241,896
Assets acquired under capital leases	2,328	2,756
Land	16,542	14,769
Construction in progress	82,619	122,988
Subtotal	888,025	863,113
Less: accumulated depreciation	(376,348)	(347,302)
Property and equipment, net	$511,677	$515,811

Assets acquired under capital leases, net of accumulated depreciation, were $1.1 million and $1.3 million at August 31, 2012, and 2011, respectively. If the assets acquired under capital leases transfer title at the end of the lease term or contain a bargain purchase option, the assets are amortized over their estimated useful lives; otherwise, the assets are amortized over the respective lease term. Depreciation and amortization expense of $74.4 million, $73.9 million and $62.8 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively, is included in cost of revenues and selling, general and administrative expenses in the accompanying consolidated statements of operations.

At August 31, 2012 and 2011, construction in progress consisted primarily of deposits on heavy equipment to be used on some of our power projects.

Note 7 —Investment in Westinghouse and Related Agreements

Investment in Westinghouse

On October 16, 2006, two newly-formed companies, Toshiba Nuclear Energy Holdings (US), Inc. and its subsidiaries and Toshiba Nuclear Energy Holdings (UK), Ltd. and its subsidiaries (the Acquisition Companies) acquired BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries (collectively Westinghouse or WEC) from British Nuclear Fuels plc (BNFL). Westinghouse was owned and capitalized to a total of $5.4 billion, 77% provided by Toshiba, 20% by our wholly owned special purpose subsidiary Nuclear Energy Holdings LLC (NEH) and 3% by Ishikawajima-Harima Heavy Industries Co., Ltd (IHI). In October 2007, Toshiba reduced its ownership to 67% by selling 10% of Westinghouse to National Atomic Company Kazatomprom, a major supplier of uranium based in the Republic of Kazakhstan. Our total cost of the equity investment (Westinghouse Equity) and the related agreements, including related acquisition costs, was approximately $1.1 billion. We obtained financing for our equity investment through the Japanese private placement market by issuing, at a discount, 128.98 billion JPY (equivalent to approximately $1.08 billion at the time of issuance) face amount of limited recourse bonds (the Westinghouse Bonds).

Put Option Agreements

In connection and concurrent with the acquisition of our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements (Put Options) that provide us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for approximately 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY. Under its terms, the Put Options are exercisable through February 28, 2013, but covenants under the Westinghouse Bonds require us to exercise the Put Option on the date that is 160 days prior to March 15, 2013, (October 6, 2012)  if, by such date, the Westinghouse Bonds have not been repaid. The Put Options provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Options, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Options may only be exercised once, and any proceeds received from the Put Options must be used to repay the Westinghouse Bonds.

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

Under U.S. GAAP, the Put Options are not considered free-standing financial instruments or derivative instruments, and, therefore, have not been separated from our equity investment in Westinghouse. The Put Options are JPY-denominated and do not require or permit net settlement. Therefore, neither the Put Options nor the foreign currency component meet the definition of a derivative instrument under ASC 815 and, therefore, are not separated from the host contract (the hybrid equity investment in Westinghouse with a JPY-denominated put option).

On October 6, 2012, NEH exercised its Put Options to sell the Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, in January 2013, with the proceeds deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013.

Commercial Relationship Agreement

In connection and concurrent with the acquisition of our investment in Westinghouse, we executed a commercial relationship agreement (Westinghouse CRA) that provided us with certain exclusive opportunities to bid on projects where we would perform engineering, procurement and construction services on future Westinghouse advanced passive AP 1000 nuclear power plants, along with other commercial opportunities, such as the supply of piping for those units. We concluded that, for accounting purposes, no value should be allocated to the Westinghouse CRA and that it should not be recognized as a separate asset. The Westinghouse CRA terminated upon exercise of the Put Options on October 6, 2012.

Shareholder Agreement and Dividend Policy

On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages, no less than 65%, but not to exceed 100%, of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed. The intent of this policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24.0 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Options or the sale of our Westinghouse Investment, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. NEH has received dividends totaling approximately $119.4 million to date. Dividends received are accounted for as a reduction of NEH’s Investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse dividends are not recorded in our financial statements until declared by Westinghouse. We will be entitled to receive dividends associated with our Westinghouse investment until the settlement of the Put Option, January 4, 2013. However, any dividend shortfall will continue to be payable to us. At August 31, 2012, the dividend shortfall totaled approximately $12.6 million.

Westinghouse Bonds

The proceeds from the issuance of the Westinghouse Bonds was approximately $1.0 billion, net of original issue discount. The Westinghouse Bonds are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its Westinghouse Equity, the Put Options, a letter of credit for approximately $54.7 million at August 31, 2012, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for approximately $38.2 million at August 31, 2012, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). The Interest LC automatically renewed in declining amounts equal to the interest remaining to be paid over the life of the Westinghouse Bonds, until we exercised the Put Options on October 6, 2012, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche, and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 10 — Debt and Revolving Lines of Credit for additional discussion of the accounting for these contracts.) Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

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

ASC 810-10, as amended, requires that we continuously assess whether we are the primary beneficiary of our VIEs. Accordingly, we analyzed all of our VIEs at August 31, 2012, and classified them into two groups:

•	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary, and

•	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	August 31,
	2012	2011
Cash and cash equivalents	$92,176	$78,577
Net accounts receivable	22,664	7,537
Other current assets	185,124	174,584
Non-current assets	57,277	50,038
Total assets	$357,241	$310,736

Accounts and subcontractors payable	$69,619	$91,293
Billings in excess of costs and accrued earnings	24,315	27,831
Accrued expenses and other	101,826	97,102
Total liabilities	$195,760	$216,226

Total revenues of the consolidated ventures were $894.7 million for the twelve months ended August 31, 2012, respectively, as compared to $695.1 million for the twelve months ended August 31, 2011, respectively.

For the twelve months ended August 31, 2012 and 2011, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

The following is a summary of our significant consolidated VIE at August 31, 2012:

•
In November 1993, Shaw-Nass Middle East, W.L.L. (Shaw-Nass) was created to support the fabrication and distribution of pipe in the Middle East and is located in Bahrain. We acquired a 49% equity interest in the joint venture, and have made advances to the entity and have issued interest bearing loans to fund working capital and to finance certain equipment purchases. This entity which is included in our Fabrication & Manufacturing (F&M) segment had total assets of approximately $21.4 million and total liabilities of $4.6 million at August 31, 2012. The creditors of Shaw-Nass, which are currently limited to vendors and suppliers, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest of $8.4 million at August 31, 2012.

•
In January 2011, Kings Bay Support Services, LLC (KBSS) was created to propose and execute a Base Operations Support Services contract at Naval Submarine Base, Kings Bay, GA . KBSS was awarded the contract and began operations on December 1, 2011. We have a 65% membership interest in the entity, which is included in our E&I segment. KBSS had total assets of $17.6 million and total liabilities of $8.1 million as of August 31, 2012. The creditors of KBSS, which are currently limited to vendors and subcontractors, do not have recourse to our general credit. Our maximum exposure to loss is limited to our equity interest and amounts payable to Shaw for services provided to the entity.

•
In January 2010, Shaw SK Engineering & Construction Middle East Ltd. (Shaw SKEC) was created to own and support a pipe fabrication facility in the United Arab Emirates. Through its wholly owned subsidiary, Shaw Emirates Pipes Manufacturing LLC, it supports the fabrication and distribution of pipe in the Middle East. We have an equity interest of 56% in the Shaw SKEC joint venture and this entity is included in our F&M segment. At August 31, 2012, it had total assets of $45.8 million and total liabilities of $23.1 million. Our maximum exposure to loss is 59% and amounts payable to Shaw for services provided to the entity.

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

Investment in Westinghouse

Our most significant investment accounted for under the equity method is our wholly owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest in Westinghouse. Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the Owner Board), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at August 31, 2012. We expect to continue accounting for this investment under the equity method until the put is settled and our investment is sold on or before January 4, 2013.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. We record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, our fiscal 2012, 2011 and 2010 equity in earnings include Westinghouse’s operations for the periods July 1st,  through June 30th for the years 2012, 2011 and 2010.

Summarized unaudited financial information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

Balance Sheets	June 30, 2012	June 30, 2011
Current assets	$2,978,882	$2,862,722
Noncurrent assets	5,926,997	6,296,288
Current liabilities	2,231,662	2,404,446
Noncurrent liabilities	1,387,432	1,365,108
Noncontrolling interest	175,039	160,392

Statements of Operations	July 1, 2011 to June 30, 2012	July 1, 2010 to June 30, 2011	July 1, 2009 to June 30, 2010
Revenues	$4,752,838	$4,746,885	$4,202,881
Gross profit	967,951	992,435	894,677
Income before income taxes	213,701	282,231	145,070
Net income attributable to shareholders	139,972	170,501	78,257

For all other jointly owned operations that are accounted for using the equity method of accounting, aggregated summarized financial information before applying our ownership interest is as follows (in thousands):

	August 31,
Balance Sheets	2012	2011
Current assets	$41,562	$60,180
Noncurrent assets	8,025	11,815
Current liabilities	34,071	38,129
Noncurrent liabilities	5,044	5,042

	For the Year Ended August 31,
Statements of Operations	2012	2011	2010
Revenues	$142,237	$157,164	$62,939
Gross profit	20,894	23,731	6,078
Income (loss) from continuing operations before income taxes	19,679	20,723	(20)
Net income (loss)	17,672	20,281	(11)

 Our investment in the Badger Licensing joint venture was sold as part of the E&C Sale on August 31, 2012. All statement of operations amounts above include this joint venture, as well as prior year balance sheet amounts. The August 31, 2012, balance sheet amounts do not include this joint venture.

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of these ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership			August 31,
	Percentage			2012	2011
Investment in Westinghouse		20%		$968,296	$999,035
Other	6%	-	50%	6,160	14,768
Total				$974,456	$1,013,803

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows (in thousands):
	For the Year Ended August 31,
	2012	2011	2010
Investment in Westinghouse, net of income taxes of $7,987, $13,185, and $8,666, respectively	$12,334	$20,915	$6,986
Other unconsolidated entities, net of income taxes of $2,347, $2,542, and $406, respectively	3,909	5,354	91
Total	$16,243	$26,269	$7,077

During fiscal year 2012, the Company teamed with NET Power, Exelon and Toshiba to begin development of a new gas-fired power generation technology called NET Power that will produce cost-effective power with little to no air emissions.  The new technology is based on a high-pressure supercritical carbon dioxide oxyfuel power cycle.  The primary byproduct is pipeline quality, high-pressure carbon dioxide, which can be used for enhanced oil recovery.  We will acquire up to 50 percent of the NET Power LLC through a commitment to invest up to $50.4 million, contingent upon demonstration of technological feasibility, and will have exclusive rights to engineer, procure and construct NET Power plants. During fiscal year 2012 we invested $2.5 million for a 6.3% interest in NET Power LLC, including $2.3 million in cash and $0.2 million in in-kind engineering services. These cash and in-kind contributions were expensed as a component of loss from unconsolidated subsidiaries as technological feasibility associated with the development project has not been established.

See Note 19 – Related Party Transactions for information regarding related party transactions with unconsolidated entities included in our consolidated financial statements.

Note 9 — Goodwill and Other Intangibles

Goodwill

The following table reflects the changes in the carrying value of goodwill by segment for fiscal years 2012 and 2011 (in thousands):
	Power	Plant Services	E&I	F&M	E&C	Total

Balance at September 1, 2010	$139,177	$42,027	$189,808	$16,474	$112,009	$499,495
Acquisitions	—	—	17,876	—	26,467	44,343
Currency translation adjustment	—	—	178	1,151	623	1,952
Balance at August 31, 2011	$139,177	$42,027	$207,862	$17,625	$139,099	$545,790
Acquisitions and related adjustments	—	—	30	—	—	30
Divestitures and related adjustments	—	—	—	—	(138,692)	(138,692)
Currency translation adjustment	—	—	(1,004)	(1,261)	(407)	(2,672)
Balance at August 31, 2012	$139,177	$42,027	$206,888	$16,364	$—	$404,456

The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. We had tax-deductible goodwill of approximately $46.5 million and $65.8 million at August 31, 2012, and August 31, 2011, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

In connection with the E&C Sale, all E&C goodwill was written off as of August 31, 2012.

Goodwill Impairment Review

We performed our annual goodwill impairment review on March 1, 2012. Our review did not indicate an impairment of goodwill for any of our reporting units. For each reporting unit, the fair value of assets exceeded its book value of assets by more than 10%.

In our goodwill impairment review, we used the same methodology as in 2011 and estimated the fair value for our reporting units by averaging the results obtained from an income approach and a market approach (implied fair value measured on a non-recurring basis using Level 3 inputs). The income approach uses a reporting unit’s projection of estimated operating results and discounts those back to the present using a weighted-average cost of capital that reflects current market conditions. To arrive at our cash flow projections, we use current estimates of economic and market information over a projection period of five years, including revenue growth rates, costs, estimates of future operating margins and working capital requirements. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The discount rates used in the discounted cash flow models ranged from 11.3% to 20.1%. The terminal value was calculated by using a terminal value capitalization rate of 3%.

We use the guideline public company method as our market approach. This method relies on valuation multiples derived from stock prices, financial results and enterprise values from the trailing twelve months or the next twelve months of publicly traded companies that are comparable to the subject reporting unit. The derived valuation multiples are then applied to the reporting unit’s earnings before interest expense, taxes, depreciation and amortization (EBITDA) and earnings before interest expense and income taxes (EBIT) to develop an estimate of the fair value of the subject reporting unit. The earnings multiples used in our goodwill impairment review ranged between 5.5 times and 13.1 times. In addition, the guideline public company method uses a control premium to arrive at the fair value of operations. In our goodwill impairment models, we used a 20% control premium for all of our reporting units.

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

Other Intangible Assets

At August 31, 2012 and 2011, amortizable intangible assets included in other assets  consisted of patents and client relationships acquired in the IT Group acquisition in fiscal year 2002 (both of which are fully amortized at August 31, 2012), as well as client relationships (amortized over a seven-year period) and non-compete agreements (amortized over a three-year period) acquired in the CPE acquisition in fiscal year 2011. At August 31, 2011, amortizable intangible assets also consisted of proprietary ethylene technology acquired in the Stone & Webster acquisition in fiscal year 2000 and certain petrochemical process technologies, patents and tradenames acquired in the Badger Technologies acquisition in fiscal year 2003 (both of which were being amortized over fifteen years), which were sold as part of the E&C Sale on August 31, 2012.

We amortize all of these intangible assets using the straight line method. Amortization expense included in cost of revenues was $3.4 million, $3.2 million and $3.0 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively.

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at September 1, 2010	$43,954	$(26,250)	$2,016	$(1,680)
Effects of deconsolidation of VIE	(2,957)	1,162	—	—
Acquisitions	949	—	2,990	—
Currency translation adjustments	11	—	10	—
Amortization	—	(2,647)	—	(416)
Balance at August 31, 2011	$41,957	$(27,735)	$5,016	$(2,096)
Currency translation adjustments	(63)	—	(62)	—
Divestitures	(39,236)	27,833	—	—
Amortization	—	(2,126)	—	(549)
Balance at August 31, 2012	$2,658	$(2,028)	$4,954	$(2,645)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):
	Proprietary Technologies, Patents and Tradenames	Client Relationships
2013	$330	$419
2014	164	420
2015	91	420
2016	45	420
2017	—	420
Thereafter	—	210
Total	$630	$2,309

Note 10 — Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	August 31, 2012		August 31, 2011
	Short-term	Long-term	Short-term	Long-term
0%-3.7% interest vendor financing contracts, 2.3%-4.2% imputed interest, due July 2012-December 2013	$6,586	$4,982	$—	$—
Debt of consolidated joint venture: 6% interest, due January 2013	3,400	—	—	—
Capital lease obligations	430	289	349	630
Subtotal	$10,416	$5,271	$349	$630
Westinghouse Bonds (see description below)	1,640,497	—	1,679,836	—
Total	$1,650,913	$5,271	$1,680,185	$630

Annual scheduled maturities of debt and minimum lease payments under capital lease obligations during each year ending August 31 are as follows (in thousands):
	Capital Lease Obligations	Debt
2013	$460	$1,650,483
2014	295	4,982
2015	—	—
2016	—	—
2017	—	—
Thereafter	—	—
Subtotal	755	1,655,465
Less: amount representing interest	(36)	—
Total	$719	$1,655,465

Westinghouse Bonds

On October 13, 2006, NEH, our wholly owned, special purpose subsidiary, issued JPY 128.98 billion (equivalent to approximately $1.1 billion at the time of issuance) principal amount limited recourse bonds, maturing March 15, 2013, at a discount receiving approximately $1.0 billion in proceeds, excluding offering costs. NEH used the proceeds of these bonds to purchase the Westinghouse Equity for approximately $1.1 billion. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed and are collateralized primarily by the Westinghouse Equity, the JPY-denominated Put Options between NEH and Toshiba and the Principal Letter of credit, which cover interest owed to bond holders and the possible 3.3% principal exposure.

The holders of the Westinghouse Bond may have the ability to cause us to put our Westinghouse Equity back to Toshiba as a result of the occurrence of a “Toshiba Event” (as defined under the Bond Trust Deed) that occurred in May 2009. A Toshiba Event is not an event of default or other violation of the Bond Trust Deed or the Put Option Agreements, but due to the Toshiba Event, the Westinghouse Bond holders had an opportunity to direct us to exercise the Put Options, through which we would have received the pre-determined JPY-denominated put price whose proceeds must be used to pay off the JPY-denominated Westinghouse Bond debt. To do so, a “supermajority” of the Westinghouse bond holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must have passed a resolution instructing the bond trustee to direct us to exercise the Put Options.

Because the holders of the bonds had the ability to require us to exercise the Put Options to retire the bonds, we reclassified the Westinghouse Bonds from long-term debt to short-term debt and our Investment in Westinghouse to current assets in May 2009.

The Put Options, executed as part of the Investment in Westinghouse transaction, provide NEH the option to sell all or part of the Westinghouse Equity to Toshiba for a pre-determined JPY-denominated put price. On October 6, 2012, NEH exercised its Put Options to sell the Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled on or before January 4, 2013 with the proceeds deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013.

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds, which was approximately $1,586.4 million (JPY 124.7 billion at August 31, 2012). NEH will fund up to the 3.3 percent shortfall of the principal amount of the bonds, which was approximately $54.1 million (JPY 4.3 billion) at August 31, 2012. We may recognize a non-operating gain once the Put Options are settled, resulting principally from foreign exchange movements. If the bonds would have been repaid at August 31, 2012, from an early exercise of the Put Options, the gain would have been approximately $504.1 million pre-tax. The actual gain or loss will be determined at settlement.

Because any proceeds from the repurchase of the Westinghouse Equity (including funds received in connection with settlement of the Put Options) must be used to repay the Westinghouse Bonds, ultimate settlement of the Westinghouse Bonds may be significantly influenced by Toshiba’s financial condition as well as conditions in the general credit markets.

The exchange rate of the JPY to the USD at August 31, 2012, and August 31, 2011, was 78.6 and 76.8, respectively.

The Westinghouse Bonds consisted of the following (in thousands):

	August 31, 2012	August 31, 2011
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.33% at August 31, 2012)	653,125	653,125
Increase in debt due to foreign currency transaction adjustments since date of issuance	560,497	599,836
Total Westinghouse debt	$1,640,497	$1,679,836

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.70%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At August 31, 2012, and August 31, 2011, the fair value of the swap totaled approximately $13.4 million and $27.1 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the three and nine months ended August 31, 2012.

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

At August 31, 2012, the amount of the Facility available for financial letters of credit and/or revolving credit loans was $804.9 million, which is equal to the lesser of: (i) $1,202.9 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($143.8 million) less outstanding financial letters of credit ($103.3 million); (ii) $1,146.7 million, representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($103.3 million); or (iii) $804.9 million, representing the maximum additional borrowings allowed under the leverage ratio covenant (as defined below) contained in the Facility.

Under the Facility, all collateral securing the previous agreement was released, and the expiration of commitments was extended through June 15, 2016. The Facility continues to require guarantees by the Company’s material wholly owned domestic subsidiaries. The Facility allows the Company to seek new or increased lender commitments under it subject to the consent of the Administrative Agent and/or seek other unsecured supplemental credit facilities of up to an aggregate of $500.0 million, all of which would be available for the issuance of performance and financial letters of credit and/or borrowings for working capital needs and general corporate purposes. However the Transaction Agreement, discussed in Note 1 - Description of Business and Summary of Significant Accounting Policies, restricts any such new or increased lender commitments. Additionally, the Company may pledge up to $300.0 million of its unrestricted cash on hand to secure additional letters of credit incremental to amounts available under the Facility, provided that the Company and its subsidiaries have unrestricted cash and cash equivalents of at least $500.0 million available immediately following the pledge. The Facility contains a revised pricing schedule with respect to letter of credit fees and interest rates payable by the Company.

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

The Facility limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. The Facility permits us to make stock repurchases or dividend payments of up to $500.0 million so long as, after giving effect to such purchases or payments, our unrestricted cash and cash equivalents is at least $500.0 million. We are limited to aggregate dividend payments and/or stock repurchases during the life of the Facility up to $500.0 million. In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $50.0 million per fiscal year. The payment of cash dividends is restricted if an event of default has occurred and is continuing under the Facility. The restrictions under our Facility currently do not impair our ability to complete our share repurchase program. For additional information on our share repurchase program, see Note 12 – Capital Stock and Share Repurchase Program.

The total amount of fees associated with letters of credit issued under the Facility were approximately $7.3 million, $8.2 million and $12.4 million for fiscal year 2012, 2011 and 2010, respectively, which includes commitment fees associated with unused credit line availability of approximately $3.7 million, $3.5 million and $3.5 million, respectively.

For the fiscal years ended August 31, 2012, 2011 and 2010, we recognized $2.5 million, $5.2 million and $4.6 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility. At August 31, 2012, and 2011, unamortized deferred financing fees related to our Facility were approximately $9.4 million and $11.8 million, respectively.

At August 31, 2012, we were in compliance with the financial covenants contained in the Facility.

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At August 31, 2012, Shaw-Nass had $0.6 million in borrowings under its revolving line of credit and $0.2 million in  outstanding bank guarantees under the Bahrain Facility. The interest rate applicable to any borrowings is a variable rate (1.24% at August 31, 2012) plus 3.00% per annum. We have provided a 50% guarantee related to the Bahrain Facility.

We have uncommitted, unsecured standby letter of credit facilities with banks outside of our Facility. Fees under these facilities are paid quarterly. At August 31, 2012, there were $82.5 million in outstanding letters of credit under these facilities. At August 31, 2011, there were $1.9 million.

Note 11 — Income Taxes

Intraperiod Allocation of Income Taxes:
	For the Fiscal Year Ended August 31,
(In thousands)	2012	2011	2010
Provision (benefit) for income taxes	$44,971	$(106,765)	$37,987
Income from 20% investment in Westinghouse	7,987	13,185	8,666
Earnings (losses) from unconsolidated entities	2,347	2,542	406
Total income tax from continuing operations	55,305	(91,038)	47,059
Shareholders’ equity:
Compensation expense for tax purposes less than (in excess of) amounts recognized for financial reporting	(1,167)	(2,834)	(1,014)
Pension liability	(1,492)	2,388	(2,258)
Other comprehensive income of unconsolidated entities	(11,398)	9,749	(7,411)
Marketable securities	17	(373)	348
Derivative instrument	5,298	2,380	(729)
Total income taxes	$46,563	$(79,728)	$35,995

Income tax attributable to income (loss) before income taxes, minority interest and earnings (losses) from unconsolidated entities:
	For the Fiscal Year Ended August 31,
(In thousands)	2012	2011	2010
Current:
U.S. federal	$21,356	$(82,156)	$45,827
State and local	2,271	6,886	71
Foreign	7,036	3,341	6,596
Total current tax provision	30,663	(71,929)	52,494
Deferred:
U.S. federal	2,609	(32,406)	(17,269)
State and local	3,949	(6,077)	(6,428)
Foreign	7,750	3,647	9,190
Total deferred tax provision	14,308	(34,836)	(14,507)
Total provision for income taxes	$44,971	$(106,765)	$37,987

Other accrued liabilities include $16.4 million and $6.0 million at August 31, 2012 and 2011, respectively, of current income taxes payable, including amounts due for foreign and state income taxes. Prepaid expenses and other current assets at August 31, 2011 include $81.5 million of income taxes refundable, including the benefit of net operating losses generated in the US which was carried back to reduce US taxable income reported in fiscal year 2009.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities (pre-tax income):

	For the Fiscal Year Ended August 31,
(In thousands)	2012	2011	2010
Domestic	$134,915	$(314,494)	$61,420
Foreign	105,136	13,575	69,673
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	$240,051	$(300,919)	$131,093

A reconciliation of the significant differences between the effective income tax rate and the federal statutory rate on income (loss) before income taxes and earnings (losses) from unconsolidated entities (pre-tax income) is as follows:
	For the Fiscal Year Ended August 31,
	2012	2011	2010
U.S. Federal statutory tax rate	35%	35%	35%
State taxes, net of federal income tax benefit	1%	3%	—
Foreign tax differential	—	—	(2)%
Work Opportunity Tax Credit	—	—	—
Foreign tax credits	—	—	(1)%
Section 199 — Domestic Manufacturer Deduction	—	—	(1)%
Valuation allowance	1%	(2)%	2%
Impact of E&C Sale	(11)%	—	—
Noncontrolling interests	(2)%	1%	(4)%
Research and experimentation credit claims	—	—	(6)%
Compensation and stock options	—	(1)%	2%
Uncertain tax positions	(6)%	2%	5%
Nondeductible expenses	2%	(2)%	4%
Rate changes	—	(2)%	(1)%
Other, net	(1)%	2%	(4)%
	19%	36%	29%

The Company’s effective tax rate on income before income taxes and earnings (losses) from unconsolidated entities excluding noncontrolling interests for the years ended August 31, 2012, 2011 and 2010 was 20%, 35% and 34% respectively.

Deferred Taxes

The tax effect of temporary differences that give rise to significant portions of the deferred tax accounts:

(In thousands)	2012	2011
Deferred tax assets:
Receivables	$6,133	$8,765
Net operating loss and tax credit carryforwards	60,827	62,073
Other expenses not currently deductible	38,822	55,683
Foreign currency	212,997	225,390
Derivative instrument	5,174	10,418
Deferred financing costs	624	4,105
Equity in other comprehensive income of unconsolidated entities	43,290	31,723
Compensation related expenses	56,885	42,356
Total gross deferred tax assets	424,752	440,513
Less valuation allowance	(32,986)	(32,361)
Net deferred tax assets	391,766	408,152
Deferred tax liabilities:
Goodwill and other intangibles	(37,019)	(43,442)
Property, plant and equipment	(37,861)	(39,091)
Investments in affiliates	(11,116)	(20,098)
Employee benefits and other expenses	(788)	(828)
Total gross deferred tax liabilities	(86,784)	(103,459)
Net deferred tax assets	$304,982	$304,693

Unremitted Earnings

We have not recognized a deferred tax liability of approximately $111.3 million for the undistributed earnings of our foreign operations that arose in 2012 and prior years as we consider these earnings to be indefinitely invested. As of August 31, 2012, the undistributed earnings of these subsidiaries were approximately $287.6 million. A deferred tax liability will be recognized when we can no longer demonstrate that we plan to permanently reinvest the undistributed earnings.

Losses and Valuation Allowances

The valuation allowance for deferred tax assets at August 31, 2012 and 2011 was $ 33.0 million and $32.4 million, respectively. These valuation allowances were related to foreign and state net operating loss carryforwards. The net change in the total valuation allowance for each of the years ended August 31, 2012, 2011 and 2010 was an increase of $0.6 million, $5.0 million and $5.4 million, respectively. During fiscal 2012, a valuation allowance was established for certain state net operating losses which, if realizable, would reduce future state taxes payable totaling $5.4 million while valuation allowances totaling $3.3 million associated with certain state net operating losses and $3.1 million associated with the E&C Sale were released. Additionally, the valuation allowance increased $1.6 million as a result of a tax rate change. During fiscal 2011, a valuation allowance was established for certain additional state net operating losses which, if realizable, would reduce future state taxes payable totaling $8.5 million while valuation allowances totaling $1.7 million were released. Additionally, the valuation allowance decreased $2.4 million as a result of a tax rate change.

At August 31, 2012, we have U.S. federal net operating loss carryforwards totaling $18.4 million that are limited to use at $2.0 million a year against future federal taxable income and expires through 2022. Additionally, we have $22.0 million of foreign net operating losses available for carryforward with varying expiration dates. There are also state net operating losses available for carryforward which would reduce future state taxes payable by up to $40.0 million of which we currently believe that $8.6 million will be utilized. A valuation allowance has been established for the difference.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at August 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

(In thousands)	2012	2011	2010
Balance at September 1	$35,795	$47,275	$52,140
Increase (decrease) in tax positions – current year	1,038	229	443
Increase (decrease) in tax positions – prior years	2,902	7,632	(3,976)
Settlements	(14,134)	(19,663)	(1,924)
Increase (decrease) in interest — net of tax benefit	629	304	508
Increase (decrease) in penalties	95	(169)	5
Expiration of statutes of limitation	(20,081)	—	—
Currency Translation Adjustment	(92)	187	79
Balance at August 31	$6,152	$35,795	$47,275

The portion of the balance at August 31, 2012 and 2011, that would affect our effective tax rate was $6.2 million and $29.2 million, respectively. Interest, net of tax benefit, and penalties included in the balance at August 31, 2012 and 2011, was $0.3 million and $4.1 million. The remaining difference represents the amount of unrecognized tax benefits for which the ultimate tax consequence is certain, but for which there is uncertainty about the timing of the tax consequence recognition. Because of the impact of deferred tax accounting, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

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

Unrecognized tax benefits increased $1.0 million for current year positions and $2.9 million for positions in prior years. We released provisions for unrecognized tax benefits totaling $18.5 million to income tax expense and $1.6 million to equity as a result of the statutes of limitations for several tax years in various jurisdictions lapsing on August 31, 2012.

During fiscal year 2012, the audit of our US federal tax returns for fiscal years 2009 and 2010 by the Internal Revenue Service was completed. The IRS is now in the process of conducting audits of fiscal year 2011 under a limited focused examination and fiscal year 2012 under its Compliance Assurance Process (CAP). Under CAP, the IRS works with large business taxpayers on a contemporaneous, real-time basis to resolve issues prior to the filing of tax returns which allows participants to remain current with
IRS examinations.

We do not believe there will be significant changes in our unrecognized tax benefits within the next 12 months.

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

Common Stock:  At August 31, 2012 and 2011, we had 93,016,409 and 91,711,102 shares issued and 66,425,168 and 71,306,382 shares outstanding, respectively.

Treasury Stock:  Treasury stock is recorded at cost. At August 31, 2012 and 2011, we had 26,591,241 and 20,404,720 shares classified as Treasury Stock at a cost of $791.9 million and $639.7 million, respectively. For the fiscal years ended August 31, 2012 and 2011, the repurchases of shares were as follows (cost in thousands):

Year Ended August 31, 2012	No. of Shares	Weighted-Average Per Share Cost (1)	Total Cost (2)
Board authorized $500 million repurchase plan in June 2011	6,185,567	$24.25	$152,143
Shared exchanged for taxes on stock-based compensation	954	$21.97	21
Total repurchases	6,186,521		$152,164

Year Ended August 31, 2011	No. of Shares	Weighted-Average Per Share Cost (1)	Total Cost (2)
Board authorized $500 million repurchase plan in December 2010	13,688,354	$36.51	$500,000
Board authorized $500 million repurchase plan in June 2011	945,100	$23.01	$21,768
Shared exchanged for taxes on stock-based compensation	15,317	$31.55	$483
Total repurchases	14,648,771		$522,251

(1) Excluding commissions, fees and expenses
(2) Including commissions, fees and expenses

The repurchased shares are being held in treasury and are available for reissuance.

While we continue to have an open authorization from our Board to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility, the Transaction Agreement contains covenants that restrict our ability to repurchase shares. See Note 1 – Description of Business and Summary of Significant Accounting Policies for discussion regarding the Transaction Agreement with CB&I and Note 10 – Debt and Revolving Lines of Credit for additional information on our Facility.

Note 13 — Share-Based Compensation

Share-Based Compensation Plans

We have utilized the following share-based compensation plans to provide equity incentive award opportunities to our directors, officers, and key employees. These plans are administered by the Compensation Committee of the Board of Directors, which approves participant eligibility, the number of shares awarded and the terms, conditions, and other provisions of each award:

Plan	Authorized Shares	Types of Instruments Authorized
1993 Employee Stock Option Plan (1993 Plan)	3,844,000	Qualified and non-qualified stock options and restricted stock awards
1996 Non-Employee Director Stock Option Plan (1996 Plan)	300,000	Non-qualified stock options
Stone & Webster Acquisition Stock Option Plan (Stone & Webster Plan)	1,070,000	Non-qualified stock options
2001 Employee Incentive Compensation Plan (2001 Plan)	9,500,000	Qualified and non-qualified stock options, stock appreciation rights, performance shares, and restricted stock awards
2005 Non-Employee Director Stock Incentive Plan (Directors’ Plan)	300,000	Non-qualified stock options and phantom stock awards
2008 Omnibus Incentive Plan	6,250,000	Non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards

Shares not awarded that were previously available under the 1993 and 1996 Plans have expired. Upon adoption of the 2008 Omnibus Incentive Plan, our existing share-based compensation plans, including the 2001 Plan and the Directors’ Plan (collectively the Prior Plans), terminated. No new awards will be granted under the Prior Plans, and there is no longer any authority to issue the remaining shares of common stock available under the Prior Plans. All awards granted under these plans that were outstanding as of January 28, 2009 remain outstanding and continue to be governed by the Prior Plans.

Shares available for future stock option and restricted stock based award grants to employees, officers and directors under the 2008 Omnibus Incentive Plan were 1,785,135 and 2,023,529 at August 31, 2012 and August 31, 2011, respectively.

Stock Options

We granted stock options under the stock-based compensation plans described above in fiscal years 2011 and prior. Stock options were not issued in fiscal year 2012. Stock options generally vest annually on a ratable basis over four years with a total term to exercise of ten years from grant date. Awards are issued with an exercise price equal to the market value of our stock on the grant date.

We use the Black-Scholes option pricing model to estimate the grant date fair value of stock option awards. The table below includes the weighted-average grant date assumptions used for awards granted in fiscal years 2011 and 2010.

	For the Year Ended August 31,
	2011	2010
Expected volatility	52.8%	57.5%
Risk-free interest rate	1.3%	2.6%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	5.5	4.9
Grant date fair value	$14.42	$13.75

Expected volatility is based on implied volatilities of exchange-traded options on our stock as well as the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We did not issue any dividends on our common stock for the years presented so the assumed dividend yield used to calculate the grant date fair value was zero. The expected term assumption is based on multiple factors, including future and historical employment and post-employment option exercise patterns for certain relatively homogeneous participants.

The following table represents the stock option compensation expense that is included in selling, general and administrative expenses and cost of revenues in the accompanying consolidated statements of operations (in millions):

	For the Year Ended August 31,
	2012	2011	2010
Stock Option Compensation Expense	$7.5	$10.2	$10.8

At August 31, 2012, we have $7.1 million of unrecognized compensation expense related to unvested stock options expected to be recognized over a weighted-average period of 1.3 years. The grant date fair value of stock options that vested during fiscal years 2012, 2011, and 2010 was $10.0 million, $10.2 million, and $11.1 million, respectively.

The following table represents stock option activity from September 1, 2010 to August 31, 2012:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term
Outstanding at August 31, 2010	4,004,747	25.10	6.5
Granted	634,233	30.76
Exercised	(490,116)	22.46
Forfeited/Expired	(128,734)	33.04
Outstanding at August 31, 2011	4,020,130	26.03	6.2
Granted	—	—
Exercised	(709,900)	22.56
Forfeited	(161,868)	26.05
Expired	(60,298)	46.83
Outstanding at August 31, 2012	3,088,064	26.42	5.2

Exercisable at August 31, 2012	2,222,237	26.13	4.4

The aggregate intrinsic value of options outstanding was $55.0 million, $12.8 million, and $40.9 million at August 31, 2012, 2011, and 2010, respectively. The aggregate intrinsic value of options exercisable was $42.1 million, $10.2 million, and $25.5 million at August 31, 2012, 2011, and 2010, respectively. The total intrinsic value of options exercised was $9.7 million, $6.6 million, and $9.8 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively.

Net cash proceeds from the exercise of stock options for the fiscal years ended August 31, 2012, 2011, and 2010 were $16.0 million, $11.0 million, and $16.2 million, respectively. We receive a tax deduction for certain stock options when exercised, generally for the excess of the fair value at the date of exercise over the option exercise price. Excess tax benefits related to the exercise of equity-classified stock options are reflected as financing cash inflows. The actual income tax benefit realized in the consolidated statements of operations from stock option exercises was $3.4 million, $2.4 million and $1.8 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively.

Cash-Settled Stock Appreciation Rights (SARs)

In fiscal year 2011, we granted SARs under our 2008 Omnibus Incentive Plan which allow the holder to receive in cash the difference between the grant price (the market value of our stock on the grant date) and the market value of our stock on the date of exercise. SARs were not issued in fiscal year 2012. The SARs vest over four years.

We use the Black-Scholes option pricing model to estimate the grant date fair value of SARs. The table below includes the weighted-average grant date assumptions used for the awards granted in fiscal year 2011. See the Stock Options section above for a more detailed discussion of these assumptions.

Weighted-Average Grant Date Assumptions
Expected volatility	53.4%
Risk-free interest rate	0.8%
Expected dividend yield	0.0%
Expected term (in years)	3.9
Grant date fair value	$12.50

The SARs are liability-classified awards. Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period. During the year ended August 31, 2011, the Black-Scholes option pricing model was used to re-measure the value of the SARs at each reporting period. During the year ended August 31, 2012, we switched to using a binomial model to re-measure the value of the SARs at each reporting period. We believe that the binomial model produces a better estimate of the fair value of the SARs.

The following table represents the SAR compensation expense that is included in selling, general and administrative expenses and cost of revenues in the accompanying consolidated statements of operations (in millions):

	For the Year Ended August 31,
	2012	2011	2010
SAR Compensation Expense	$1.8	$0.4	$—

At August 31, 2012, we have $2.5 million of unrecognized compensation expense related to unvested SARs expected to be recognized over a weighted-average period of 1.6 years.

The following table represents SAR activity from September 1, 2010 to August 31, 2012:
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term
Outstanding at August 31, 2010	—	$—	—
Granted	359,364	30.56
Exercised	—	—
Forfeited	(31,135)	30.56
Outstanding at August 31, 2011	328,229	$30.56	9.2
Granted	—	—
Exercised	(12,513)	30.56
Forfeited	(74,774)	30.56
Expired	(3,053)	30.56
Outstanding at August 31, 2012	237,889	$30.57	8.2

Exercisable at August 31, 2012	64,127	$30.56	8.2

The aggregate intrinsic value of SARs outstanding was $2.7 million and $0.0 million at August 31, 2012 and 2011, respectively. The aggregate intrinsic value of SARs exercisable was $0.7 million and $0.0 million at August 31, 2012 and 2011, respectively. The total intrinsic value of SARs exercised was $0.1 million and $0.0 million for the fiscal years ended August 31, 2012 and 2011, respectively.

Cash paid upon the exercise of SARs totaled $0.1 million during fiscal year 2012. No amounts were paid in fiscal year 2011. Cash payments are reflected as operating cash outflows. At August 31, 2012 and 2011, the liabilities associated with cash-settled SARs included in the accompanying balance sheets totaled $2.2 million and $0.4 million, respectively.

Restricted Stock Units and Awards

In fiscal years 2011 and 2012, we granted restricted stock units under our 2008 Omnibus Incentive Plan. The compensation expense for restricted stock units and awards is determined based on the market price of our stock at the grant date applied to the total number of shares that are expected to fully vest. Restricted stock units and awards granted in fiscal year 2011 and prior generally vest over four years. Restricted stock units granted in fiscal year 2012 vest over three years.

The following table represents the restricted stock compensation expense that is included in selling, general and administrative expenses and cost of revenues in the accompanying consolidated statements of operations (in millions):

	For the Year Ended August 31,
	2012	2011	2010
Restricted Stock Compensation Expense	$15.0	$22.4	$24.1

At August 31, 2012, we have unrecognized compensation expense of $14.9 million associated with unvested restricted stock units. This amount is expected to be recognized over a weighted-average period of 1.4 years.

The following table summarizes our unvested restricted stock unit and award activity from September 1, 2010 to August 31, 2012:

	Shares/Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock at August 31, 2010	2,123,889	$27.24
Granted	325,279	30.80
Vested	(894,143)	27.27
Forfeited	(77,248)	25.82
Unvested restricted stock at August 31, 2011	1,477,777	$28.08
Granted	384,828	23.64
Vested	(825,403)	27.84
Forfeited	(145,722)	26.95
Unvested restricted stock at August 31, 2012	891,480	$26.57

We receive a tax deduction when restricted stock units and awards vest at a higher value than the value used to recognize compensation expense at the grant date. Excess tax benefits related to the vesting of restricted stock units and awards are reflected as financing cash inflows. The actual income tax benefit realized from the vesting of restricted stock unit and award was $7.3 million, $9.6 million and $8.7 million for the fiscal years ended August 31, 2012, 2011, and 2010, respectively.

Cash-Settled Restricted Stock Units

In fiscal years 2011 and 2012, we granted cash-settled restricted stock units under our 2008 Omnibus Incentive Plan, which allow the holder to receive cash equal to the value of underlying restricted share units at predetermined vesting dates. Cash-settled restricted stock units granted in fiscal year 2011 and prior generally vest over four years. Cash-settled restricted stock units granted in fiscal year 2012 vest over three years.

The cash-settled restricted stock units are liability-classified awards. Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period. The cash-settled restricted stock units are re-measured using the closing stock price on the last business day of each reporting period.

The following table represents the cash-settled restricted stock unit compensation expense that is included in selling, general and administrative expenses and cost of revenues in the accompanying consolidated statements of operations (in millions):

	For the Year Ended August 31,
	2012	2011	2010
Cash-Settled Restricted Stock Unit Compensation Expense	$9.7	$1.1	$—

At August 31, 2012, we have unrecognized compensation expense of $20.9 million associated with unvested cash-settled restricted stock units. This amount is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes our unvested cash-settled restricted stock unit activity from September 1, 2010 to August 31, 2012:

	Units	Weighted Average Grant-Date Fair Value
Unvested cash-settled restricted stock units at August 31, 2010	—	$—
Granted	280,571	30.58
Vested	—	—
Forfeited	(25,714)	30.56
Unvested cash-settled restricted stock units at August 31, 2011	254,857	$30.59
Granted	688,411	23.25
Vested	(60,445)	30.56
Forfeited	(191,704)	25.42
Unvested cash-settled restricted stock units at August 31, 2012	691,119	$24.71

Cash paid upon the vesting of cash-settled restricted stock units totaled $1.6 million during fiscal year 2012. There were no vestings in fiscal year 2011. Cash payments are reflected as operating cash outflows. At August 31, 2012 and 2011, the liabilities associated with cash settled restricted stock units included in the accompanying balance sheets totaled $9.2 million and $1.1 million, respectively.

Performance Cash Units (PCUs)

In fiscal year 2012, we granted PCUs under our 2008 Omnibus Incentive Plan which represent the right to receive $1 for each earned PCU if specified performance goals are met over the three-year performance period. The PCU recipients may earn between 0% and 200% of their individual target award amount depending on the level of performance achieved. The PCUs vest over approximately three years, with 25% vesting at the end of the first and second years/performance periods and 50% vesting at the end of the third year/performance period. PCUs were not awarded during fiscal year 2011.

The fair value of PCUs was estimated at the grant date based on the probability of satisfying the performance goals associated with the PCUs using a Monte Carlo simulation model. The table below includes the weighted-average grant date assumptions used to value the awards granted in fiscal year 2012. See the Stock Options section above for a more detailed discussion of these assumptions.

Weighted-Average Grant Date Assumptions
Expected volatility (Shaw)	47.16%
Expected volatility (Peer Group average)	45.74%
Risk-free interest rate	0.35%
Expected dividend yield	0.00%
Expected term (in years)	2.80
Grant date fair value	$1.10

The PCUs are liability-classified awards due to the settlement of these awards in cash. The Monte Carlo Simulation model was used to re-measure the fair value of the PCUs at the end of each reporting period. PCU recipients earned 200% of their target award amounts for the performance period ended August 31, 2012. The cash payments will be reflected as operating cash outflows. At August 31, 2012, the liabilities associated with cash-settled PCUs included in the accompanying balance sheets totaled $8.8 million.

The following table represents the PCU compensation expense that is included in selling, general and administrative expenses and cost of revenues in the accompanying consolidated statements of operations (in millions):

	For the Year Ended August 31,
	2012	2011	2010
PCU Compensation Expense	$8.8	$—	$—

At August 31, 2012, we have unrecognized compensation expense of $10.5 million associated with PCUs. This amount is expected to be recognized over a weighted-average period of 1.8 years.

The following table summarizes our PCU activity from September 1, 2011 to August 31, 2012:
	Units	Weighted Average Grant-Date Fair Value
Unvested PCUs at August 31, 2011	—	$—
Granted	11,661,500	1.10
Vested	—	—
Forfeited	(1,275,000)	1.10
Unvested PCUs at August 31, 2012	10,386,500	$1.10

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

Certain of our operating lease agreements are non-cancelable and expire at various times and require various minimum rentals. The non-cancelable operating leases with initial non-cancelable periods in excess of twelve months that were in effect as of August 31, 2012, require us to make the following estimated future payments:

For the year ending August 31 (in thousands):
2013	$45,532
2014	43,145
2015	37,522
2016	31,819
2017	22,758
Thereafter	101,955
Total future minimum lease payments	$282,731

Future minimum lease payments as of August 31, 2012 have not been reduced by minimum non-cancelable sublease rentals aggregating approximately $1.7 million.

In 2002, we entered into a 10-year non-cancelable operating lease for our Corporate Headquarters building in Baton Rouge, Louisiana. In connection with this lease, we purchased an option for approximately $12.2 million for the right to acquire additional office space and undeveloped land for approximately $150.0 million or renew at below market rates for an additional 10-year term. On November 30, 2010, we exercised the option to renew the lease for an additional 10-year term at below market rates as stipulated in the lease agreement. Upon execution of the renewal, the real estate option was forgone. Therefore, the price paid for the option, as well as legal fees incurred in relation to the option, were reclassified as prepaid rent. The prepaid rent will be amortized over the life of the new term of the Corporate Headquarters building lease.

We also enter into lease agreements for equipment needed to fulfill the requirements of specific jobs. Any payments owed or committed under these lease arrangements as of August 31, 2012, are not included as part of total minimum lease payments shown above.

The total rental expense for the fiscal years ended August 31, 2012, 2011 and 2010 was approximately $140.0 million, $156.7 million and $178.8 million, respectively. Deferred rent payable (current and long-term) aggregated $23.5 million and $27.9 million at August 31, 2012 and 2011, respectively.

Note 15 — Contingencies and Commitments

Legal Proceedings

In the normal course of business, we are involved in a variety of legal proceedings, liability claims or contract disputes in many jurisdictions around the world. Some of these legal proceedings are associated with the performance of our services. At times, the nature of our business leads to disputes with clients, subcontractors and vendors relating to our entitlement to additional revenue and/or reduced costs. Occasionally, these disputes lead to our clients, subcontractors and vendors presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. In such matters, we evaluate both our claims against the client as well as any disputes and/or counterclaims asserted against us by the client or opposing party pursuant to ASC 450, and we record the probable outcome based upon this analysis. For an additional discussion of our claims on major projects, see Note 20 – Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts. The actual outcomes may differ materially from our analysis.

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

In connection with an EPC contract executed by our Power segment for a 600 MW steam turbine electrical generation plant in the U.S., we commenced an arbitration proceeding against our client for this project seeking the return of and relief from schedule related liquidated damages assessed by the client, a contract price adjustment and outstanding monies owed under our contract. In addition, we commenced an arbitration proceeding with our equipment and services supplier on this project. During the first quarter of fiscal year 2012, we contemporaneously settled all remaining disputes with our client and the equipment supplier, with an immaterial impact to our results of operations in the 2012 fiscal year.

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

For additional information related to our claims on major projects, see Note 20 – Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts.

Following our announcement of the signed Transaction Agreement, several shareholders filed purported class action suits against Shaw, its directors, CB&I, and in some cases, against CB&I’s acquisition subsidiary. The plaintiffs generally allege breach of fiduciary duties of care and loyalty to Shaw shareholders because of, among other claims, inadequate consideration to be paid by CB&I for Shaw common stock. We believe that these lawsuits are without merit and intend to contest them vigorously.

Liabilities Related to Contracts

Our contracts often contain provisions relating to the following matters:

•	warranties, requiring achievement of acceptance and performance testing levels;

•	liquidated damages, if the project does not meet predetermined completion dates; and

•	penalties or liquidated damages for failure to meet other cost or project performance measures.

We attempt to limit our exposure through the use of the penalty or liquidated damage provisions and attempt to pass certain cost exposure for craft labor and/or commodity-pricing risk to clients. We also have claims and disputes with clients as well as vendors, subcontractors and others that are subject to negotiation or the contractual dispute resolution processes defined in the contracts. See Note 5 – Accounts Receivable, Concentrations of Credit Risk and Inventories, Note 20 – Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts and Legal Proceedings above for further discussion on these matters.

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured) was approximately $329.6 million and $456.1 million at August 31, 2012, and August 31, 2011, respectively. Of the amount of outstanding letters of credit at August 31, 2012, $173.8 million are performance letters of credit issued to our clients. Of the $173.8 million, five clients held $160.5 million or 92.3% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $49.7 million.

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

We have recorded a liability of $8.9 million associated with certain lease obligations in connection with the deconsolidation of our Toronto-based operations.

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our Environmental and Infrastructure (E&I) segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. There are no recent additions to the LandBank portfolio of properties, and at this time we are not pursuing additional opportunities. Accordingly, we are not incurring incremental environmental liability beyond the portfolio that currently exists. Existing liabilities are reviewed quarterly, or more frequently, as additional information becomes available. We also have insurance coverage that helps mitigate our liability exposure. At August 31, 2012, and August 31, 2011, our E&I segment had approximately $1.2 million and $1.9 million, respectively, of environmental liabilities recorded in other liabilities in the accompanying balance sheets. LandBank environmental liability exposure beyond that which is recorded is estimated to be immaterial.

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

The E&I segment provides integrated engineering, design, construction and program and construction management services and executes environmental remediation solutions primarily to the U.S. government, state/local government agencies and private-sector clients worldwide. During the fourth quarter of fiscal year 2012, the consulting business that previously resided in our E&C segment, was incorporated into our E&I segment. The move of  this business did not change the overall composition of the E&I segment, as it is not dissimilar to other consulting business already in the E&I segment. The transfer was also not material in relation to any previously filed segment reporting financial information. Therefore, the prior periods were not recasted to reflect this change.

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

On August 31, 2012, we completed the E&C Sale for approximately $290.0 million in cash. Remaining in the E&C segment as of August 31, 2012, are our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is nearing completion. Also retained was the consulting business, which was incorporated into our E&I segment as discussed above.

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

The following tables present certain financial information for our segments (in millions):
	Power	Plant Services	E&I	F&M	E&C	Investment In Westinghouse	Corporate and other	Total
Fiscal Year 2012
Revenues from external clients	$1,973.4	$1,089.2	$1,814.4	$551.5	$579.9	$—	$—	$6,008.4
Intersegment revenues	12.2	237.4	5.4	—	5.9	—	—	260.9
Interest income	0.5	—	0.2	0.1	0.5	—	4.1	5.4
Interest expense	0.2	—	—	0.2	—	40.6	5.9	46.9
Depreciation and amortization	28.4	1.9	14.0	18.9	9.4	—	1.8	74.4
Income (loss) before income taxes	30.6	69.8	102.8	68.8	41.5	0.1	(73.5)	240.1
Earnings (losses) from unconsolidated entities, net of tax	(1.5)	—	0.9	(0.5)	5.0	12.3	—	16.2
Goodwill	139.2	42.0	206.9	16.4	—	—	—	404.5
Total assets	2,009.0	346.5	1,129.6	695.4	586.7	1,216.9	245.9	6,230.0
Investment in and advances to equity method investees	—	—	5.3	0.9	—	—	—	6.2
Purchases of property and equipment	34.3	0.1	16.2	14.4	1.4	—	12.2	78.6
Increases (decreases) in other assets, long-term, net	(0.3)	—	(2.2)	0.1	(8.4)	—	1.2	(9.6)

	Power	Plant Services	E&I	F&M	E&C	Investment In Westinghouse	Corporate and other	Total
Fiscal Year 2011
Revenues from external clients	$2,116.8	$924.7	$1,894.3	$408.6	$593.3	$—	$—	$5,937.7
Intersegment revenues	11.1	50.5	7.6	—	7.9	—	—	77.1
Interest income	8.1	—	0.1	0.7	0.9	—	6.8	16.6
Interest expense	0.5	—	—	—	0.1	41.6	4.9	47.1
Depreciation and amortization	27.6	1.8	13.9	17.5	10.3	—	2.8	73.9
Income (loss) before income taxes	1.8	59.8	117.3	20.6	(190.3)	(201.9)	(108.2)	(300.9)
Earnings (losses) from unconsolidated entities, net of tax	0.4	—	1.2	—	3.8	20.9	—	26.3
Goodwill	139.2	42.0	207.9	17.6	139.1	—	—	545.8
Total assets	2,129.0	270.2	1,060.9	710.0	482.9	1,266.4	404.3	6,323.7
Investment in and advances to equity method investees	—	—	5.3	—	9.5	—	—	14.8
Purchases of property and equipment	50.8	0.1	11.7	29.0	5.4	—	4.8	101.8
Increases (decreases) in other assets, long-term, net	(4.8)	—	2.5	0.3	(4.1)	—	1.4	(4.7)

	Power	Plant Services	E&I	F&M	E&C	Investment In Westinghouse	Corporate and other	Total
Fiscal Year 2010
Revenues from external clients	$2,297.9	$881.0	$2,215.2	$492.0	$1,097.8	$—	$0.1	$6,984.0
Intersegment revenues	4.6	49.7	16.8	—	0.8	—	—	71.9
Interest income	0.4	—	1.4	0.4	0.4	—	11.1	13.7
Interest expense	1.2	0.1	0.2	0.1	(0.2)	38.1	4.4	43.9
Depreciation and amortization	23.6	1.8	12.2	13.6	9.7	—	1.9	62.8
Income (loss) before income taxes	64.9	43.7	138.8	63.9	47.7	(169.8)	(58.1)	131.1
Earnings (losses) from unconsolidated entities, net of tax	—	—	0.7	—	(0.2)	7.0	(0.4)	7.1
Goodwill	139.2	42.0	189.8	16.5	112.0	—	—	499.5
Total assets	2,041.2	206.4	1,185.4	664.8	717.7	1,197.8	965.6	6,978.9
Investment in and advances to equity method investees	—	—	6.8	—	4.9	—	—	11.7
Purchases of property and equipment	110.7	0.4	14.2	38.6	6.5	—	15.4	185.8
Increases (decreases) in other assets, long-term, net	(7.7)	(1.5)	33.1	—	(2.2)	—	(3.8)	17.9

A reconciliation of total segment assets to total consolidated assets is as follows (in millions):

	At August 31,
	2012	2011	2010
Total segment assets	$6,230.0	$6,323.7	$6,978.9
Elimination of intercompany receivables	(635.2)	(468.4)	(570.5)
Elimination of investments in subsidiaries	(587.3)	(368.3)	(412.1)
Income tax entries not allocated to segments	—	—	—
Total consolidated assets	$5,007.5	$5,487.0	$5,996.3

The following tables present geographic revenues and long-lived assets (in millions):

	For the Year Ended August 31,
	2012	2011	2010
Revenues:
United States	$5,187.6	$5,032.2	$5,619.0
Asia/Pacific Rim countries	489.1	573.3	948.4
Middle East	163.4	141.7	263.2
United Kingdom and other European countries	53.5	105.8	67.6
South America and Mexico	85.7	56.2	16.0
Canada	16.3	18.8	23.3
Other	12.8	9.7	46.5
Total Revenues	$6,008.4	$5,937.7	$6,984.0

	At August 31,
	2012	2011	2010
Long-Lived Assets:
United States	$469.2	$521.5	$538.5
United Kingdom	19.6	15.2	4.3
Other foreign countries	128.5	102.9	67.1
Total Long-Lived Assets	$617.3	$639.6	$609.9

Revenues are attributed to geographic regions based on location of the project or the ultimate destination of the product sold. Long-lived assets include all long-term assets, except those specifically excluded under ASC 280, Segment Reporting, such as deferred income taxes and goodwill, which is primarily attributable to domestic reporting entities. See segment tables above as well as Note 9 – Goodwill and Other Intangibles for additional information.

Major Clients

Our clients are principally regulated electric utilities, independent and, U.S. Government agencies, multinational and national oil companies and industrial corporations. Revenues related to U.S. Government agencies or entities owned by the U.S. Government were $1,319.3 million, $1,281.1 million and $1,724.5 million for the fiscal years ended August 31, 2012, 2011 and 2010, respectively, representing approximately 22%, 22% and 25% of our total revenues for fiscal years 2012, 2011 and 2010, respectively. These revenues were recorded primarily in our E&I segment.

Information about our revenues by segment for major clients is as follows (in millions):

Segment	Number of Clients	Revenues	Percentage of Segment Revenues
Power	4	$1,504.8	76%
Plant Services	3	503.4	46%
E&I	1	1,318.4	73%
F&M	2	115.0	21%
E&C	1	273.9	47%

U.S. Government agencies or entities are considered to be under common control and are treated as a single client of our E&I segment in the table above.

Export Revenues

For the fiscal years ended August 31, 2012, 2011 and 2010, our international revenues include approximately $311.2 million, $491.0 million and $752.2 million, respectively, of exports from our domestic facilities.

Note 17 — Supplemental Disclosure to Earnings (Losses) Per Common Share

Weighted average shares outstanding for the fiscal years ended August 31, 2012, 2011 and 2010, were as follows (in thousands):

	For the Year Ended August 31,
	2012	2011	2010

Basic	67,462	80,223	84,041
Diluted:
Stock options	675	—	1,022
Restricted stock	399	—	771
Diluted	68,536	80,223	85,834

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):
	For the Year Ended August 31,
	2012	2011	2010

Stock options	1,596	4,139	1,222
Restricted stock	204	1,752	103

Note 18 — Employee Benefit Plans

The employee benefit and others plans described below cover eligible employees.

Defined Contribution Plans

We sponsor voluntary defined contribution plans for substantially all U.S. employees who are not subject to collective bargaining agreements. Contributions by eligible employees are matched by Company contributions up to statutory levels. Our expense for the plans for the fiscal years ended August 31, 2012, 2011 and 2010, was approximately $36.3 million, $36.4 million and $34.7 million, respectively. Our plans offer employees a number of investment options, including a limited amount for investment in our common stock. Company stock held in the plans is purchased on the open market. At August 31, 2012 and 2011, our plans owned 1,054,169 shares and 1,362,378 shares, respectively, of our common stock. The fair value of the common stock owned by the plans was $44.4 million and $31.8 million at August 31, 2012 and 2011, respectively. In addition to the plans above, we have one foreign sponsored defined contribution plan at August 31, 2012 and had two at August 31, 2011. Our expense for these plans for the fiscal years ended August 31, 2012, 2011 and 2010, was approximately $0.9 million, $1.2 million and $2.5 million, respectively.

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

The divestiture activity noted below is the result of deconsolidating the Toronto-based operations upon filing for bankruptcy, as discussed in Note 1 – Description of Business and Summary of Significant Accounting Policies.

Defined Benefit Pension Obligation and Funded Status

Below is a reconciliation of projected benefit obligations, plan assets and the funded status of our defined benefit plans (in thousands):
	For the Year Ended August 31,
	2012	2011
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$161,716	$158,700
Service cost	63	151
Interest cost	7,088	7,998
Actuarial loss (gain)	15,661	(6,357)
Benefits paid	(6,472)	(7,787)
Deconsolidation	(20,012)	—
Foreign currency exchange	(4,578)	9,011
Other	(668)	—
Projected benefit obligation at end of year	$152,798	$161,716
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$145,951	$133,129
Actual return on plan assets	14,120	7,766
Company contributions	16,685	5,284
Benefits paid	(6,472)	(7,787)
Deconsolidation	(17,934)	—
Foreign currency exchange	(4,134)	7,559
Other	(326)	—
Fair value of the plan assets at end of year	$147,890	$145,951
Funded status at end of year	$(4,908)	$(15,765)

The funded status of our defined benefit pension plans of $(4.9) million and $(15.8) million at August 31, 2012 and August 31, 2011, respectively, is included in other liabilities shown on our consolidated balance sheets.

Components of Net Periodic Benefit Cost and Changes Recognized in Other Comprehensive Income (Loss)

	For the Year Ended August 31,
(In thousands)	2012	2011	2010
Net periodic benefit cost:
Service cost	$63	$151	$135
Interest cost	7,088	7,998	8,034
Expected return on plan assets	(7,444)	(8,377)	(7,197)
Amortization of net loss	2,138	3,725	3,284
Deconsolidation	292	—	—
Other	(342)	43	40
Total net periodic benefit cost	$1,795	$3,540	$4,296

(Increase) decrease recognized in other comprehensive
income (loss):
Net loss (gain)	$8,985	$(5,609)	$9,099
Amortization of net actuarial loss	(2,509)	(3,787)	(3,263)
Deconsolidation	(2,637)	—	—
Other amortization	—	(43)	(40)
Total (increase) decrease recognized in other comprehensive income (loss)	$3,839	$(9,439)	$5,796

Unrecognized net actuarial losses totaling $50.4 million and $51.6 million at August 31, 2012 and August 31, 2011, respectively, are classified in accumulated other comprehensive loss. We estimate that $1.5 million of net actuarial losses will be amortized from accumulated other comprehensive income (loss) into net pension expense during fiscal year 2013.

Assumptions
	For the Year Ended August 31,
	2012			2011			2010
Weighted-average assumptions used to determine benefit obligations at August 31:
Discount rate		4.30%		5.00	-	5.30%	4.75	-	4.90%
Rate of compensation increase		—			4.00%			4.00%
Weighted-average assumptions used to determine net periodic benefit cost for years ended August 31:
Discount rate	5.00	-	5.30%	4.75	-	4.90%	5.60	-	5.75%
Expected long-term rate of return on assets	6.00	-	6.22%	6.00	-	6.75%	5.99	-	7.00%
Rate of compensation increase at end of the year		4.00%			4.00%			4.00%

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

Accumulated Benefit Obligation

The combined accumulated benefit obligations of our defined benefit pension plans was $152.8 million and $161.8 million at August 31, 2012 and 2011, respectively.

Plan Assets, Investment Policies and Strategies and Expected Long-Term Rate of Return on Plan Assets

Pension plan asset allocations at August 31, 2012 and 2011, by asset category, are as follows:

	At August 31,
Asset Category	2012	2011
Equity securities	48.8%	53.5%
Debt securities	48.0	43.5
Other	3.2	3.0
Total	100.0%	100.0%

The plan trustees are responsible for ensuring that the investments of the plans are managed in a prudent and effective manner, and at a reasonable cost, so that there will be sufficient amounts to meet the benefits as they mature. To this end, the investment objective is to balance return and funding risks.

Each plan has a target asset allocation. On a combined weighted-average basis, target asset allocations are 50% for equity securities, 38% to 50% for debt securities and 0% to 12% for other investments. Asset class targets may vary from the stated allocations depending upon prevailing market conditions. In estimating the expected return on plan assets, the Company considers past performance and future expectations for both the types and expected mix of investments held.

The fair values of our defined benefit pension plan assets by asset category are as follows (in thousands):

	Fair Value Measurements as of August 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$1,437	$1,437	$—	$—
Equity securities (a)	72,125	—	72,125	—
Fixed Income securities (b)	71,013	—	71,013	—
Real estate	3,315	—		3,315
Total	$147,890	$1,437	$143,138	$3,315

	Fair Value Measurements as of August 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$1,232	$1,232	$—	$—
Equity securities (a)	78,129	—	78,129	—
Fixed Income securities (b)	63,463	—	63,210	253
Real estate	3,127	—	—	3,127
Total	$145,951	$1,232	$141,339	$3,380

(a)
Equity securities are equity funds and equity index funds that hold U.S. and foreign equity securities and mutual funds. These equity securities were previously classified as Level 1 and have been reclassified at August 31, 2010 as Level 2.

(b)	Fixed income securities include government and corporate bonds, annuity contracts and bond funds that hold government and corporate bonds, U.S. and foreign.

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

Contributions and Benefit Payments

We expect to contribute $2.5 million to the plans in fiscal year 2013. The following benefit payments are expected to be paid from the plans (in thousands):

Fiscal Year	Pension Benefits
2013	$6,208
2014	6,344
2015	6,636
2016	7,299
2017	7,276
2018 — 2022	39,101

In addition to the pension plans for current employees, we sponsor a defined benefit pension plan for certain former employees of one of our subsidiaries. No new participants have been admitted to the plan in the last fourteen years. The plan’s benefit formulas generally base payments to retired employees upon their length of service. The plan’s assets are invested in fixed income and equity based mutual funds. At August 31, 2012 and 2011, the fair market value of the plan assets was $1.2 million and $1.3 million, respectively, which exceeded the estimated accumulated projected benefit obligation each year. Pension assets included in non-current assets at August 31, 2012 and 2011 were $1.0 million and $1.1 million, respectively.

Multiemployer Plans

We participate in various multiemployer pension plans under union and industry-wide agreements. However, we do not control any of these plans. Generally, these plans provide defined benefits to substantially all employees covered by collective bargaining agreements. Under the Employee Retirement Income Security Act (ERISA), a contributor to a multiemployer plan may be liable, upon termination or withdrawal from a plan, for its proportionate share of a plan’s unfunded vested liability. However, such potential liability, if any, would be determined by the plan’s trustee at the point of termination or withdrawal and not necessarily tied to our level of contributions.

We recognize expense in connection with these plans  through hourly rates as labor costs are incurred. We recognized expense during fiscal years 2012, 2011, and 2010 of $87.8 million, $68.6 million, and $63.4 million, respectively. Included in these amounts are contributions to defined contribution pension plans of $13.0 million, $10.5 million, and $12.1 million during fiscal years 2012, 2011, and 2010, respectively. These amounts represent mostly insignificant contributions to many multiemployer pension plans.

We adopted ASU 2011-09, effective August 31, 2012, which requires additional disclosure for all significant multiemployer pension plans. (See Note 1- Description of Business and Summary of Significant Accounting Policies for more information concerning this new provision.)

The following table presents information concerning our participation in significant multiemployer defined benefit pension plans:

Pension Fund	EIN/ Plan Number	Plan Year End	Pension Protection Act % Funded (a)		FIP/RP (a)	Company Contributions (in thousands)			Expiration Date of Collective Bargaining Agreement/ Labor Agreement
			2012	2011		2012	2011	2010
Boilermaker-Blacksmith National Pension Trust	48- 6168020/001	12/31	NA	80%	FIP	$7,592	$4,715	$3,090	12/31/2012

San Diego County Construction Laborers' Pension Trust Fund (b)	95- 6090541/001	08/31	NA	83%	No	$1,140	$887	$736	06/01/2013

IBEW Local 1579 Pension Plan (c)	58- 1254974/001	09/30	NA	68%	FIP	$1,809	$454	$102	11/30/2018

Utah Pipe Trades Pension Trust Fund (b)	51- 6077569/001	12/31	NA	99%	No	$1,838	$1,899	$1,643	10/31/2015

Greenville Plumb & Steamfitters Pension Ret. Fund (b)	57- 6041658/068	06/30	NA	67%	No	$961	$761	$319	12/31/2013

Plumbers & Steamfitters Local 150 Local Pension Fund (b)	58- 6116699/001	12/31	NA	54%	FIP	$2,029	$759	$84	11/30/2018

All plans not individually significant						$59,423	$48,630	$45,313

Total						$74,792	$58,105	$51,287

NA- information is not available

(a)	As defined by the Pension Protection Act, “PPA”, the zone status indicates the percent the plan is funded for plan years presented.
Red Zone: plans generally funded less than 65%;
Yellow Zone:  plans generally funded less than 80%;
Green Zone: at least 80% funded.
The requirement for financial improvement plans, “FIP”, or rehabilitation plans, “RP”, is determined by the funding level or zone of the applicable plan.

(b)
According to the multiemployer pension plans’ latest available Forms 5500, we were listed as contributing more than 5 percent of the total contributions for 2011 and 2010. If we were to exit certain markets or otherwise cease making contributions this fund, we might trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

(c)
According to the multiemployer pension plan’s latest available Forms 5500, we were listed as contributing more than 5 percent of the total contributions for 2011. If we were to exit certain markets or otherwise cease making contributions this fund, we might trigger a substantial withdrawal liability. Any adjustment for withdrawal liability will be recorded when it is probable that a liability exists and can be reasonably estimated.

We also contribute to multiemployer other post-retirement benefit plans that provide medical benefits to active and retired participants. We have made contributions of $76.6 million, $56.3 million, and $55.9 million for 2012, 2011 and 2010, for these additional benefits.

Supplemental Deferred Compensation Plans

We deposited cash of approximately $3.6 million and $1.9 million during the years ended August 31, 2012 and August 31, 2011, respectively, for a limited number of key employees under the terms of our Deferred Compensation Plan. This plan is a non-qualified plan for a select group of our highly compensated employees and is utilized primarily as a vehicle to provide discretionary deferred compensation amounts, subject to multi-year cliff vesting requirements, in connection with the recruitment or retention of key employees. The long-term deferral awards are evidenced by individual agreements with the participating employees and generally require the employee to maintain continuous employment with us or an affiliate for a minimum period of time. Participating employees direct the funds into investment options, and earnings and losses related to the investments are reflected in each participating employee’s account. At August 31, 2012 and August 31, 2011, $11.5 million and $8.2 million, respectively, related to these plans is included in restricted cash, cash equivalents and short-term investments on our balance sheet.

In addition to our contributions to the Deferred Compensation Plan, we deposited cash of $1.0 million as of August 31, 2008 into interest bearing accounts pursuant to employment agreements entered into with certain employees. In accordance with the employment agreements, we paid out the balance of these accounts during fiscal year 2011.

We previously deposited $15.0 million for our Chief Executive Officer into an irrevocable trust (often referred to as a Rabbi Trust) which invests the funds relating to a non-compete agreement. The amount of the initial deposit was previously expensed. In December 2011, we converted the deferred compensation award into a Supplemental Executive Retirement Plan (SERP). At August 31, 2012 and August 31, 2011, $18.7 million and $18.5 million, respectively, related to this SERP are included in restricted cash, cash equivalents and short-term investments as well as other current assets on our balance sheet. The net present value of the SERP, which factors in the estimated holding period and the company’s credit rating, is $17.0 million as of August 31, 2012.

Compensation expense recognized in the years ended August 31, 2012, 2011 and 2010 was $3.0 million, $2.5 million and $3.7 million, respectively, for these plans and agreements.

Note 19 — Related Party Transactions

The following tables summarize the related party transactions with unconsolidated entities included in our consolidated financial statements for the fiscal years ending August 31, 2012, 2011 and 2010 and at August 31, 2012 and 2011 (in thousands):
	For the Year Ended August 31,
	2012	2011	2010
Westinghouse related	$70,150	$5,081	$1,631
Other	16,911	14,745	6,020
Total revenue from unconsolidated entities	$87,061	$19,826	$7,651

	August 31,
	2012	2011
Westinghouse related	$266	$552
Other	3,994	4,638
Total accounts and other receivables from unconsolidated entities	$4,260	$5,190

	August 31,
	2012	2011
Westinghouse related	$19	$15
Other	—	—
Total advances to unconsolidated entities	$19	$15

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

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at August 31, 2012, and 2011, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2012	Fiscal Year 2011
Amounts included in project estimates-at-completion at September 1	$448.3	$111.6
Changes in estimates-at-completion	452.1	417.5
Approved	(519.0)	(80.8)
Amounts included in project estimates-at-completion at August 31, for unapproved change orders and claims	$381.4	$448.3

Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at August 31	$86.9	$103.5

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in our Legal Proceedings in Note 15 – Contingencies and Commitments and Note 8 – Equity Method Investments and Variable Interest Entities.

The majority of the amounts included in the project estimates-at-completion in the table above relate to engineering, equipment supply, material fabrication and construction cost estimates and costs from regulatory required design changes and delays in our clients’ obtaining combined operating licenses (COLs) for two nuclear power reactors in Georgia. Under the provisions of this contract, we have entered into a formal dispute resolution process on certain claims associated with backfill activities, shield building, large structural modules and COL issuance delays included within construction costs at the site. As provided in the contract, we have received a partial funding payment from our customer of $29.0 million related to the backfill costs and $96 million related to the COL issuance delays while the dispute resolution process continues. These amounts are included in billings in excess of costs and estimated earnings on uncompleted contracts. Should we not prevail in this dispute, we may be required to repay a portion or all of this amount. We continue to discuss with our client the impact of the remaining elements of the unapproved change orders associated with this project. Should the matters in Georgia proceed to formal dispute resolution, our contract calls for the clients to co-fund our costs until the matters are resolved.

In connection with our consortium agreement for the design and construction of two domestic nuclear power reactors in South Carolina, we reached an agreement with the client to settle certain change orders resulting from regulatory required design changes and COL issuance delays on the project. As a result of this agreement these costs have been excluded from the total of unapproved change orders presented above. Additionally, we successfully negotiated a contract amendment related to $24.3 million of previously unapproved change orders on a new build coal-fired project that is nearing completion.

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

Under the terms of two consortium agreements with WEC, which is our EPC partner, to design and construct the four nuclear power reactors, we perform much of the pipe, steel and modular fabrication and assembly and certain engineering and construction related activities on the domestic AP1000 nuclear projects, with WEC being responsible for the nuclear island engineering and equipment supply. During the quarter ended February 29, 2012, we signed a memorandum of understanding with WEC (“the WEC MOU”) wherein WEC has the obligation, in addition to obligations under the original consortium agreement, to reimburse us for material and fabrication costs associated with design changes to the extent these costs are not recovered from our clients. Accordingly, amounts which may be recovered under the WEC MOU have been excluded from the unapproved change orders and claims presented in the table above, even when we are seeking recovery from the client. These consortium agreements, as supplemented by the WEC MOU, provide a contractual mechanism for cost sharing to the extent project costs exceed certain thresholds and are not recovered from our clients. Our costs, including construction related expenses, resulting from the design changes and delays in issuance of the COLs would be considered within this cost sharing mechanism. As of August 31, 2012, we estimate that our recovery under these consortium agreements and the related WEC MOU is approximately $292.9 million, which has been excluded from the presentation of unapproved change orders in the above table. The amounts recoverable from WEC will decline to the extent we recover the costs from our clients.

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

At August 31, 2012, and August 31, 2011, our project EACs included approximately $78.2 million and $109.0 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement. We have recorded $48.0 million and $64.8 million as of August 31, 2012, and August 31, 2011, respectively, of these estimated amounts in revenues for the related contracts. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced.

Contract Losses

When the current estimates of total contract revenue and contract cost indicate a loss, we record a provision for the entire loss on the contract in the period in which the loss became evident. The provision for contract losses was $15.0 million and $36.5 million at August 31, 2012 and 2011, respectively, and is included in billings in excess of costs and estimated earnings on uncompleted contracts on the accompanying balance sheets.

Note 21 — Supplemental Cash Flow Information

Supplemental cash flow information for the years ended August 31, 2012, 2011 and 2010 is presented below (in thousands):

	For Year Ended August 31,
	2012	2011	2010
Cash payments (receipts) for:
Interest, net of capitalized interest	$39,955	$35,558	$32,906
Income taxes, net refunds	(14,245)	39,523	66,909
Non-cash investing and financing activities:
Additions to property, plant and equipment	9,452	702	6,909
Contingent consideration for CPE acquisition	—	9,667	—
Financed software maintenance agreements	6,893	—	—
Interest rate swap contract on JYP-denominated bonds, net of deferred tax of $5,298, $2,380, and $(729), respectively	(8,391)	(3,803)	1,144
Equity in unconsolidated entities other comprehensive income (loss), net of deferred tax of $(11,398), $9,749, and ($7,411), respectively	18,053	(15,573)	11,640

Note 22 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for the years ended August 31, 2012 and 2011 are as follows (in thousands, except per share data):
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended August 31, 2012
Revenues	$1,517,603	$1,474,736	$1,560,768	$1,455,328
Gross profit	$119,942	$108,625	$56,539	$142,858
Operating income (loss)	$50,465	$46,765	$(1,808)	$139,520
Interest expense, net	$(9,910)	$(10,898)	$(10,259)	$(10,445)
Foreign currency transaction gains (losses)	$27,359	$50,145	$(22,273)	$(14,139)
Income before income taxes and earnings (losses) from unconsolidated entities	$68,382	$88,081	$(34,312)	$117,901
Net income (loss) attributable to Shaw	$49,244	$52,489	$(16,009)	$113,193
Net income (loss) attributable to Shaw per common share:
Basic	$0.69	$0.79	$(0.24)	$1.71
Diluted	$0.68	$0.78	$(0.24)	$1.68

Year ended August 31, 2011
Revenues	$1,543,282	$1,424,814	$1,489,956	$1,479,682
Gross profit	$61,604	$115,960	$10,142	$8,636
Operating income (loss)	$(9,291)	$42,904	$(109,077)	$(49,839)
Interest expense, net	$(9,530)	$(5,414)	$(9,678)	$(5,845)
Foreign currency transaction gains (losses)	$(11,412)	$(43,945)	$(12,546)	$(83,401)
Income before income taxes and earnings (losses) from unconsolidated entities	$(29,849)	$(2,538)	$(129,600)	$(138,933)
Net income (loss) attributable to Shaw	$(16,003)	$1,196	$(69,952)	$(90,257)
Net income (loss) attributable to Shaw per common share:
Basic	$(0.19)	$0.01	$(0.89)	$(1.25)
Diluted	$(0.19)	$0.01	$(0.89)	$(1.25)

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Financial Statements

Fiscal Years Ended March 31, 2012, 2011 and 2010

Contents

Report of Independent Registered Public Accounting Firm	1

Combined Financial Statements

Combined Balance Sheets	2
Combined Statements of Operations and Comprehensive Income	3
Combined Statements of Stockholders’ Equity	4
Combined Statements of Cash Flows	5
Notes to Combined Financial Statements	6

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Toshiba Nuclear Energy Holdings (US), Inc.
Toshiba Nuclear Energy Holdings (UK) Ltd.

We have audited the accompanying combined balance sheets of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. (the Company) as of March 31, 2012 and 2011, and the related combined statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK) Ltd. at March 31, 2012 and 2011, and the combined results of their operations and their cash flows for each of the three years in the period ended March 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
June 12, 2012

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Balance Sheets

	March 31
	2012	2011
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$174,471	$228,490
Receivables, net of allowance for doubtful accounts of $370 and $244	457,339	519,814
Related-party receivables	841,155	1,102,937
Inventories, net	970,125	623,767
Costs and estimated earnings in excess of billings on uncompleted contracts	483,025	425,501
Amounts earned in excess of billings	61,299	77,853
Deferred income tax assets	129,725	127,203
Other current assets	216,351	184,575
Total current assets	3,333,490	3,290,140

Noncurrent assets:
Property, plant and equipment, net	1,135,857	1,076,248
Goodwill	2,853,386	2,861,676
Other intangible assets, net	1,703,895	1,796,209
Uranium assets	204,414	492,212
Investment in unconsolidated subsidiaries	17,675	18,659
Other noncurrent assets	69,977	59,226
Total noncurrent assets	5,985,204	6,304,230
Total assets	$9,318,694	$9,594,370

Liabilities and equity
Current liabilities:
Accounts payable	$583,536	$484,182
Related-party payables	182,453	250,521
Billings in excess of costs and estimated earnings on uncompleted contracts	1,006,777	1,239,154
Amounts billed in excess of revenue	363,983	358,558
Other current liabilities	435,291	571,937
Total current liabilities	2,572,040	2,904,352

Noncurrent liabilities:
Reserves for decommissioning matters	189,629	177,493
Benefit obligations	551,722	406,907
Deferred income tax liabilities	459,869	470,242
Notes due to related party	19,994	2,013
Other noncurrent liabilities	204,847	250,583
Total noncurrent liabilities	1,426,061	1,307,238

Equity:
TNEH-US & TNEH-UK stockholders’ equity	5,154,101	5,224,397
Noncontrolling interests	166,492	158,383
Total equity	5,320,593	5,382,780
Total liabilities and equity	$9,318,694	$9,594,370

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Statements of Operations and Comprehensive Income

	Year Ended March 31
	2012	2011	2010
	(In Thousands)

Net revenues	$4,815,196	$4,735,228	$4,159,969
Cost of goods sold	3,816,718	3,764,426	3,342,185
Gross profit	998,478	970,802	817,784

Marketing, administrative and general expenses	666,566	601,544	553,274
Amortization of intangibles	83,254	84,235	82,915
Income from operations	248,658	285,023	181,595

Interest and other (expense) income:
Interest income	5,008	3,433	2,697
Interest expense	(18,128)	(16,559)	(16,027)
Gain (loss) on foreign currency transactions, net	4,279	(11,021)	(5,674)
Other (expense) income, net	(1,139)	5,291	77
Total interest and other (expense) income	(9,980)	(18,856)	(18,927)

Income before income taxes	238,678	266,167	162,668

Income tax provision	79,608	97,950	70,021
Combined net income	159,070	168,217	92,647
Less net income attributable to noncontrolling interests	9,397	10,144	6,324
Net income attributable to TNEH-US & TNEH-UK	$149,673	$158,073	$86,323

Combined net income	$159,070	$168,217	$92,647
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on derivatives	(10,231)	25,572	27,398
Change in unrecognized (losses) gains and prior service cost related to pension and other postretirement benefit plans	(57,202)	(28,032)	26,582
Unrealized foreign currency (loss) gain on translation adjustment	(36,259)	175,377	115,461
Other comprehensive (loss) income, net of tax	(103,692)	172,917	169,441
Comprehensive income	55,378	341,134	262,088
Less comprehensive income attributable to noncontrolling interests	9,368	28,676	7,801
Comprehensive income attributable to TNEH-US & TNEH-UK	$46,010	$312,458	$254,287

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Statements of Stockholders’ Equity

	Capital Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	TNEH-US & TNEH-UK Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(In Thousands)

Balance at March 31, 2009	$5,400,000	$104,405	$(720,445)	$4,783,960	$4,691	$4,788,651
Comprehensive income:
Net income attributable to controlling and noncontrolling interests	–	86,323	–	86,323	6,324	92,647
Unrealized gain on derivatives, net of tax effect of $(8,651)	–	–	27,398	27,398	–	27,398
Change in unrecognized gains (losses) and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $(16,751)	–	–	26,582	26,582	–	26,582
Unrealized foreign currency gain on translation adjustment	–	–	113,984	113,984	1,477	115,461
Total comprehensive income	–	86,323	167,964	254,287	7,801	262,088
Noncontrolling interest related to acquisitions and cash contributions	–	–	–	–	112,728	112,728
Dividends	–	(59,643)	–	(59,643)	(1,476)	(61,119)
Balance at March 31, 2010	5,400,000	131,085	(552,481)	4,978,604	123,744	5,102,348
Comprehensive income:
Net income attributable to controlling and noncontrolling interests	–	158,073	–	158,073	10,144	168,217
Unrealized gain on derivatives, net of tax effect of $(8,710)	–	–	25,572	25,572	–	25,572
Change in unrecognized (losses) gains and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $19,729	–	–	(28,032)	(28,032)	–	(28,032)
Unrealized foreign currency gain on translation adjustment	–	–	156,845	156,845	18,532	175,377
Total comprehensive income	–	158,073	154,385	312,458	28,676	341,134
Noncontrolling interest related to acquisitions and cash contributions	–	–	–	–	8,055	8,055
Dividends	–	(66,665)	–	(66,665)	(2,092)	(68,757)
Balance at March 31, 2011	5,400,000	222,493	(398,096)	5,224,397	158,383	5,382,780
Comprehensive income:
Net income attributable to controlling and noncontrolling interests	–	149,673	–	149,673	9,397	159,070
Unrealized loss on derivatives, net of tax effect of $2,618	–	–	(10,231)	(10,231)	–	(10,231)
Change in unrecognized (losses) gains and prior service cost related to pension and other postretirement benefit plans, net of tax effect of $33,573	–	–	(57,202)	(57,202)	–	(57,202)
Unrealized foreign currency loss on translation adjustment	–	–	(36,230)	(36,230)	(29)	(36,259)
Total comprehensive income (loss)	–	149,673	(103,663)	46,010	9,368	55,378
Dividends	–	(116,306)	–	(116,306)	(1,259)	(117,565)
Balance at March 31, 2012	$5,400,000	$255,860	$(501,759)	$5,154,101	$166,492	$5,320,593

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Combined Statements of Cash Flows

	Year Ended March 31
	2012	2011	2010
	(In Thousands)
Operating activities
Combined net income	$159,070	$168,217	$92,647
Adjustments to reconcile combined net income to net cash provided by operating activities:
Depreciation and amortization	204,402	197,993	174,392
Deferred income taxes	25,239	17,119	12,086
Loss on sale of property, plant and equipment	1,448	3,290	3,734
Impairment of definite-lived intangible assets	5,308	3,355	–
(Gain) loss on foreign currency transactions, net	(4,279)	11,021	5,674
Equity in losses (earnings) of unconsolidated subsidiaries	1,183	(2,097)	(1,614)
Changes in:
Receivables	92,196	(86,248)	(41,467)
Notes repaid by related parties	1,328,778	2,002,092	2,041,911
Notes issued to related parties	(1,112,463)	(2,430,961)	(2,443,769)
Inventories, net	(83,393)	46,581	112,663
Costs and estimated earnings in excess of billings on uncompleted contracts	(77,031)	(124,055)	288,108
Amounts earned in excess of billings	16,258	20,265	9,122
Other current assets	(44,381)	8,735	(23,388)
Other noncurrent assets	(16,904)	104,871	(18,479)
Accounts payable and other current liabilities	41,695	318,337	(89,205)
Billings in excess of costs and estimated earnings on uncompleted contracts	(220,986)	77,502	224,269
Amounts billed in excess of revenue	11,096	96,093	(73,639)
Other noncurrent liabilities	68,357	(41,665)	14,145
Net cash provided by operating activities	395,593	390,445	287,190

Investing activities
Purchases of property, plant and equipment	(231,102)	(289,397)	(274,688)
Acquisitions of businesses and intangible assets, net of cash acquired	–	(22,482)	(51,168)
Proceeds from sale of property, plant and equipment	573	3,401	250
Investment in unconsolidated subsidiaries	–	(1,826)	–
Net cash used in investing activities	(230,529)	(310,304)	(325,606)

Financing activities
Capital contributions from noncontrolling interests	–	8,055	8,083
Payment on capital lease obligations	(1,424)	(3,628)	(3,033)
Proceeds from related-party notes	21,551	1,879	100,508
Repayment of related-party notes	(120,028)	–	–
Dividends paid to TNEH-US & TNEH-UK stockholders	(116,306)	(66,665)	(59,643)
Dividends paid to noncontrolling interests	(1,259)	(2,092)	(1,476)
Contingent consideration payments related to acquisitions of businesses	(6,475)	(2,850)	(1,350)
Net cash (used in) provided by financing activities	(223,941)	(65,301)	43,089

Effect of foreign currency translation	4,858	15,217	1,493
Net (decrease) increase in cash and cash equivalents	(54,019)	30,057	6,166
Cash and cash equivalents, beginning of year	228,490	198,433	192,267
Cash and cash equivalents, end of year	$174,471	$228,490	$198,433

Supplemental disclosures of cash flow information
Cash paid for interest	$12,629	$11,513	$8,131
Cash paid for income taxes	$61,439	$52,378	$50,144

See notes to combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements

Fiscal Years Ended March 31, 2012, 2011 and 2010

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies

Description of Business

The accompanying combined financial statements include the accounts of the holding companies Toshiba Nuclear Energy Holdings (US), Inc. (TNEH-US) and subsidiaries and Toshiba Nuclear Energy Holdings (UK) Ltd. (TNEH-UK) and subsidiaries (collectively, the Company). The Company operates as Westinghouse, serving the domestic and international nuclear electric power industry by supplying advanced nuclear plant designs and equipment, fuel and a wide range of other products and services to the owners and operators of commercial nuclear power plants.

Toshiba Corporation (Toshiba) has a 67% controlling ownership in the Company. The remaining ownership is held by the Shaw Group Inc. (Shaw), 20%, National Atomic Company Kazatomprom (Kazatomprom), 10%, and IHI Corporation (IHI), 3%. Toshiba, Shaw, Kazatomprom and IHI have entered into Shareholders Agreements for TNEH-US (U.S. Shareholders Agreement) and TNEH-UK (UK Shareholders Agreement), which define the owners’ rights and obligations with respect to capitalization, management, control, dividends, shareholdings and certain other matters relating to TNEH-US and TNEH-UK. On September 6, 2011, Shaw announced its intentions to put back their shares of the Company’s stock to Toshiba by exercising put options which were received as part of their acquisition of 20% of the Company. The exercise of the Japanese yen-denominated put options prior to October 2012 requires the consent of the trustee acting on behalf of the bond holders of the yen-denominated bonds that were issued by Shaw in connection with their funding of the acquisition of the Company’s shares. On December 8, 2011, Shaw announced that they did not receive approval to put back their shares, and as such, exercise of the options will not occur before October 6, 2012.

Basis of Financial Statement Presentation and Preparation

TNEH-US and TNEH-UK are under common ownership, control and management, and therefore, their accounts have been combined. The Company operates on a fiscal year ended March 31.

The accompanying combined financial statements include the assets and liabilities of the Company, its wholly owned subsidiaries, jointly owned subsidiaries over which it exercises control, and entities for which it has been determined to be the primary beneficiary as of March 31, 2012 and 2011, and the results of operations and of cash flows for the fiscal years ended March 31, 2012, 2011 and 2010. Noncontrolling interest amounts relating to the Company’s less-than-wholly owned consolidated subsidiaries are included within the “Net income attributable to noncontrolling interests” caption in the combined statements of operations and comprehensive income and within the “Noncontrolling interests” caption in the combined balance sheets. Investments in entities in which the Company has the ability to exercise significant influence, but does not exercise control and is not the primary beneficiary are accounted for using the equity method and are included in “Investment in unconsolidated subsidiaries” in the combined balance sheets. Unless otherwise indicated, all dollar amounts in these combined financial statements and notes thereto are presented in thousands. All significant intercompany transactions and balances have been eliminated in combination. Certain amounts for prior periods have been reclassified to conform to the presentation for the fiscal year ended March 31, 2012.

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

Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change in estimate is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified. The Company recognizes revenue arising from contract claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably, realization is probable and there is a legal basis of the claim. See Note 20 for additional information on claims and change orders.

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

Research and development expenditures – Research and development expenditures on projects not specifically recoverable directly from customers are charged to operations in the year in which incurred. The Company recorded $90,424, $75,962 and $52,826 of research and development costs, net of reimbursements discussed below, which are included in marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The NuStart Energy Development, LLC (NuStart) was formed in 2004 with the purpose of obtaining a Construction and Operating License (COL) from the U.S. Nuclear Regulatory Commission (NRC) for an advanced nuclear power plant and to complete the design engineering for two selected reactor technologies. The NuStart consortium participants consist of ten members and two reactor vendors, one of which is Westinghouse for its AP1000 reactor design. Under the NuStart consortium arrangement, work is performed and the Company receives funding through a Direct Cooperative Agreement with the Department of Energy (DOE) for research and development costs, design finalization costs and costs associated with COL activities. The funding from NuStart ended on March 31, 2011. The Company recorded $0, $68,748 and $93,891 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, of this funding as a reduction of indirect product costs within the marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Income taxes – TNEH-US and its U.S.-based subsidiaries file a consolidated federal income tax return. The Company files other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Valuation allowances are recorded against deferred tax assets in situations where significant uncertainty exists relative to sufficient future taxable income in certain jurisdictions to use the benefits associated with the deferred tax assets. At March 31, 2012 and 2011, the Company recorded $35,068 and $32,029, respectively, as valuation reserves, which are included as a reduction to deferred tax assets in the accompanying combined balance sheets. See Note 12 for additional information.

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

During the year ended March 31, 2012, the Company entered into an arrangement to sell a certain receivable to a financial institution. The arrangement resulted in approximately $53,528 of receivables being sold during the year ended March 31, 2012. The sale resulted in the de-recognition of the receivable from the accompanying combined balance sheet. The Company maintained servicing rights on the receivable, which was collected and remitted to the financial institution in April 2012. The impact of this transaction on the combined statement of operations was not material.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Uranium assets – Uranium, held in various forms, is used in the manufacturing operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company classifies all uranium working stock as a noncurrent asset, and the majority of this is denominated in Great Britain Pounds. The Company also holds an amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. Uranium inventory is stated at the lower of cost or market. See Note 8 for additional information.

Pre-contract costs – The Company capitalized certain prepayments on long lead material items relative to AP1000 projects not yet contracted. Recovery of these costs through future contract revenues or other disposition is probable. At March 31, 2012 and 2011, $77,911 and $91,308, respectively, of such costs were included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying combined balance sheets.

Significant pre-contract costs include reservation fees paid for forging slots to be used for future AP1000 projects and payments to fabricators for certain long lead material equipment. The Company will assign these reservation fees and payments on long lead material equipment to project costs as they are assigned to new projects. Of the capitalized pre-contract costs noted above, $21,973 and $30,814 represent reservation fees, and $47,728 and $26,575 represent payments on long lead material equipment as of March 31, 2012 and 2011, respectively.

The Company incurred approximately $29,228 of costs associated with AP1000 licensing that were capitalized as pre-contract costs in anticipation of award of a specific AP1000 project deemed probable in the United Kingdom. During March 2012, it was determined that these costs can no longer be capitalized as pre-contract costs due to current year market events involving a specific contract. The Company has a contractual right to recover approximately $13,648 of the $29,228 costs incurred from a third party involved in the United Kingdom AP1000 project. The amount due to be reimbursed of $13,648 was reclassified from pre-contract costs to contract receivable within other current assets in the accompanying combined balance sheets. The remaining deferred costs associated with AP1000 licensing in the United Kingdom were written off to marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income for the fiscal year ended March 31, 2012.

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

Depreciation is calculated principally on a straight-line basis over the estimated useful lives of the assets. The estimated lives used for depreciation purposes are:

Buildings and improvements (years)	13	to	60
Machinery and equipment (years)	3	to	20
Computer hardware and software (years)	3	to	10

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

Goodwill and other intangible assets – Goodwill and intangible assets with indefinite lives are required to be tested annually for impairment, with more frequent tests required if indications of impairment exist. The Company conducts its tests of goodwill impairment on an annual basis on October 1 and on an interim basis as necessary using a two-step process. Step one is to evaluate the fair value of the reporting units and compare that to their respective carrying values. If the carrying value exceeds the fair value, the reporting unit is determined to have failed step one and must proceed to step two. Step two requires the Company to determine the implied value of the reporting unit goodwill using the same manner used during business combination accounting. If the implied value of goodwill is less than the carrying value, the reporting unit’s goodwill is deemed to be impaired, and the goodwill must be written down to implied value. The Company primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance and general and administrative costs. In estimating cash flows, the Company incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors into its revenue and expense forecasts.

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

The Company documents hedging activity by transaction type and risk management strategy. The effective portion of the derivative instruments’ gains or losses due to change in fair value, associated with the cash flow hedges, are recorded as a component of accumulated other comprehensive (loss) income (OCI) and are reclassified into earnings when the hedged items settle. Any ineffective portion of a derivative instrument’s change in fair value is recognized in earnings immediately. Cash inflows and outflows related to derivative instruments are a component of operating cash flows in the accompanying combined statements of cash flows. Recognized gains or losses on hedged derivative instruments are included in foreign currency gains and losses in the accompanying combined statements of operations and comprehensive income. A nonhedged derivative’s change in fair value is recognized in earnings. The Company does not enter into derivative instruments or hedging activities for speculative or trading purposes. See Note 4 for additional information.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Concentrations of credit and other risks – Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash equivalents and trade receivables. It is the Company’s practice to place its cash equivalents in high-quality securities with various investment institutions. The Company derives the majority of its revenue from sales and services, including engineering and construction, to the energy industry. For the fiscal year ended March 31, 2012, there was no customer who individually accounted for greater than 10% of total revenue. Trade receivables are generated from a broad and diverse group of customers. At March 31, 2012, there was one customer who accounted for more than 10% of receivables reported in the accompanying combined balance sheets, equaling 15.7%. The Company maintains an allowance for losses based upon the expected collectability of all trade accounts receivable.

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

Approximately 6.8% of the Company’s workforce is union-represented subject to collective bargaining agreements as of March 31, 2012. The individual unions may limit our flexibility in dealing with our workforce. Any work stoppage or instability within the workforce could delay the production or development of our products. This could strain relationships with customers and cause a loss of revenues, which would adversely affect our operations.

Subsequent events – The Company has evaluated subsequent events through June 12, 2012, the date the financial statements were available to be issued. The Company has determined any subsequent events that would require disclosure in or adjustment to the accompanying combined financial statements have been properly recognized or disclosed.

Recently adopted accounting pronouncements – The following new accounting standards have been adopted by the Company during the fiscal year ended March 31, 2012:

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. This accounting guidance provides another alternative for determining the selling price of deliverables and will allow companies to allocate arrangement consideration in multiple-deliverable arrangements in a manner that better reflects the transaction’s economics and could result in earlier revenue recognition. The Company adopted this guidance effective April 1, 2011. The adoption of this accounting guidance had no impact on the accompanying combined financial statements.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

1. Description of Business, Basis of Financial Statement Presentation and Significant Accounting Policies (continued)

Recently issued accounting pronouncements – The following new accounting standards have been issued, but have not yet been adopted by the Company, as of March 31, 2012:

In May 2011, the FASB issued guidance to amend the fair value measurement and disclosure requirements. The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and International Financial Reporting Standards. This guidance is effective for the Company beginning April 1, 2012. The Company does not expect the adoption of this guidance will have an impact on its combined financial statements.

In June 2011, the FASB issued guidance on the presentation of comprehensive income in financial statements. The guidance eliminates the option to report other comprehensive income and its components in a statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This guidance is effective for the Company beginning April 1, 2012. The Company does not expect the adoption of this guidance will have an impact on its combined financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. This guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. This guidance is effective for the Company beginning April 1, 2012. The Company does not expect the adoption of this guidance will have an impact on its combined financial statements.

In December 2011, the FASB issued guidance on disclosures about offsetting assets and liabilities. This guidance requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This guidance is effective for the Company beginning April 1, 2014. The Company does not expect the adoption of this guidance will have an impact on its combined financial statements.

2. Acquisitions

On March 29, 2010, the Company entered into a long-term lease with the Nuclear Decommissioning Authority (NDA) for the Springfields Nuclear Fuel manufacturing site in Lancashire, England, effective April 1, 2010. In conjunction with this lease, the Company acquired Springfields Fuels Limited (SFL), which will operate the site. The total transaction value at the time of the sale was $22,482, consisting of cash paid to the seller. The Company incurred $2,594 of acquisition costs during the fiscal year ended March 31, 2011. These costs are included within marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income. The results of SFL have been included in the Company’s combined results from April 1, 2010 onward.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

2. Acquisitions (continued)

The purchase price allocation for the SFL acquisition was allocated primarily to inventory. There were no intangible assets or goodwill acquired with this transaction. In conjunction with the acquisition of SFL, the Company entered into a 150-year lease with the NDA for the facility located at the SFL manufacturing site. The leased facility is included within buildings and leasehold improvements under property, plant and equipment, net on the accompanying combined balance sheets. The gross and net carrying values of facilities under the capital leases was $14,089 as of the acquisition date. The related capital lease obligation of $14,089 is included within noncurrent liabilities in the accompanying combined balance sheets. Payments on the capital lease obligation are deferred for an eight-year period and begin in the fiscal year ending March 31, 2019.

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

In the fiscal year ended March 31, 2010, the Company recognized $5,484 of acquisition-related costs. These expenses are included within the marketing, administrative and general expenses line in the accompanying combined statements of operations and comprehensive income.

The results of NFI have been included in the Company’s combined results from May 7, 2009 onward.

On July 30, 2009, the Company acquired CS Innovations, LLC (CSI), a leading Instrumentation and Control (I&C) nuclear product supplier to the digital I&C safety system upgrade market for a cash payment of $12,000 at the time of the sale and contingent payments of $18,000 to be paid over the next three years when certain milestones were achieved. Of this $18,000, $7,975 was allocated to purchase price, shown as a liability in the combined balance sheet. Total purchase price was allocated to intangible assets for developed technology in the amount of $19,300 with an amortizable life of twenty years, $250 to a non-compete agreement with an amortizable life of three years, $140 to a brand name with an amortizable life of five years, and the residual amount as fixed assets. The results of CSI have been included in the Company’s combined results from July 30, 2009 onward. In December 2010, $1,500 was paid to former owners as a result of achieving certain milestones. The amount was removed from the liability mentioned above.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

2. Acquisitions (continued)

In June 2011, a new agreement was reached with the former owner and an employment agreement between CSI and the former owner was entered into. Under the new agreement, Westinghouse agreed to pay the former owner $12,000 to completely settle all matters related to the original milestone agreement. As a result of the new agreement, the existing liabilities of $6,475 related to the milestone payments were liquidated, and the remaining balance is being accounted for as prepaid expenses to be recognized over the remaining employment term of the former owner. The $250 non-compete intangible was also liquidated at this time. During the fiscal year ended March 31, 2012, the Company recognized $5,000 of expenses associated with the employment agreement. As of March 31, 2012, $1,000 remains as a prepaid expense to be amortized by March 31, 2013.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

3. Business Segments (continued)

Effective April 1, 2012, the Company restructured the composition of its reportable segments. As part of this reorganization, certain engineering services for new power plants will move from Nuclear Power Plants to Nuclear Services. Business development associated with new nuclear power plant opportunities will move from Nuclear Power Plants to Corporate Center. Management and delivery of EPC contracts for new nuclear power plants will remain with Nuclear Power Plants. Finally, certain overhead functions within each segment will be centralized within Corporate Center. Reporting under this new basis will take effect for the fiscal year ended March 31, 2013.

Revenue, income (loss) from operations, total assets, goodwill, and certain other amounts of income and expense consisted of the following by business segment for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

	2012	2011	2010
Net revenue:
Nuclear Fuel	$1,509,317	$1,580,406	$1,396,909
Nuclear Services	1,522,352	1,495,065	1,510,711
Nuclear Automation	463,856	374,264	307,638
Nuclear Power Plants	1,372,910	1,316,940	959,993
Eliminations	(53,239)	(31,447)	(15,282)
Total	$4,815,196	$4,735,228	$4,159,969

Income (loss) from operations:
Nuclear Fuel	$98,914	$140,391	$67,311
Nuclear Services	120,486	127,453	108,047
Nuclear Automation	32,421	21,020	25,788
Nuclear Power Plants	4,727	20,931	3,105
Corporate Center	(7,890)	(24,772)	(22,656)
Total	$248,658	$285,023	$181,595

Depreciation expense:
Nuclear Fuel	$54,372	$46,802	$39,185
Nuclear Services	31,915	29,265	23,095
Nuclear Automation	2,113	2,101	2,311
Nuclear Power Plants	3,564	2,781	1,997
Corporate Center	29,184	32,809	24,889
Total	$121,148	$113,758	$91,477

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

3. Business Segments (continued)

	2012	2011	2010
Amortization expense of definite-lived intangible assets:
Nuclear Fuel	$27,113	$26,137	$21,935
Nuclear Services	17,865	19,211	22,360
Nuclear Automation	7,981	8,066	7,724
Nuclear Power Plants	30,295	30,821	30,896
Total	$83,254	$84,235	$82,915

Equity in (losses) earnings of unconsolidated subsidiaries:
Nuclear Fuel	$(967)	$1,819	$1,322
Nuclear Services	(216)	278	292
Total	$(1,183)	$2,097	$1,614

	2012	2011
Total assets:
Nuclear Fuel	$3,287,351	$3,235,394
Nuclear Services	2,229,303	2,092,873
Nuclear Automation	672,578	659,982
Nuclear Power Plants	2,613,744	2,703,255
Corporate Center	515,718	902,866
Total	$9,318,694	$9,594,370

Goodwill:
Nuclear Fuel	$48,062	$48,203
Nuclear Services	756,280	758,422
Nuclear Automation	389,456	390,597
Nuclear Power Plants	1,659,588	1,664,454
Total	$2,853,386	$2,861,676

Investment in unconsolidated subsidiaries:
Nuclear Fuel	$14,817	$15,706
Nuclear Services	2,858	2,953
Total	$17,675	$18,659

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

3. Business Segments (continued)

Revenue by geographical region is determined based on the location of the customers to whom the services are provided and products are sold. The Company’s geographical reporting model consists of three regions: Europe, Middle East and Africa (EMEA), Asia and the Americas. Revenue consists of the following by geographical region for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

	2012	2011	2010

Americas	$2,397,852	$2,561,432	$2,118,473
EMEA	1,212,251	1,043,238	1,047,709
Asia	1,205,093	1,130,558	993,787
Total	$4,815,196	$4,735,228	$4,159,969

Total assets by geographical region is determined based on the physical location of the asset. Total assets consist of the following by geographical region at March 31, 2012 and 2011.

	2012	2011

Americas	$5,440,292	$5,671,499
EMEA	3,093,784	3,203,487
Asia	784,618	719,384
Total	$9,318,694	$9,594,370

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

4. Derivative Instruments and Hedging Activities (continued)

The following table presents the fair values of derivative instruments included in the combined balance sheets as of March 31, 2012 and 2011:

	Asset Derivatives
	Balance Sheet Location	March 31, 2012 Fair Value	March 31, 2011 Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current assets	$34,110	$37,276
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	8,902	18,671
Total asset derivatives		$43,012	$55,947

	Liability Derivatives
	Balance Sheet Location	March 31, 2012 Fair Value	March 31, 2011 Fair Value

Derivatives designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	$(17,354)	$(9,194)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current liabilities	(7,814)	(5,030)
Total liability derivatives		$(25,168)	$(14,224)
Net asset (liability) position		$17,844	$41,723

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

4. Derivative Instruments and Hedging Activities (continued)

The following table presents the effect of derivative instruments on the combined statements of operations and comprehensive income for the fiscal years ended March 31, 2012, 2011 and 2010:

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)
	March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010
Foreign exchange contracts	$(1,750)	$38,032	$42,601

	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010	Location
Foreign exchange contracts	$11,099	$38,032	$42,601	Gain (loss) on foreign currency transactions, net

	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010	Location
Foreign exchange contracts	$1,875	$(1,767)	$4,502	Gain (loss) on foreign currency transactions, net

	Amount of Gain (Loss) Recognized in Income on Derivatives
	March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2010	Location
Foreign exchange contracts	$(12,928)	$14,202	25,928	Gain (loss) on foreign currency transactions, net

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

4. Derivative Instruments and Hedging Activities (continued)

Assuming market rates remain the same, the Company estimates $16,089 of the unrealized net losses on these cash flow hedges to be reclassified into earnings in the fiscal year ended March 31, 2012. Changes in the timing or amount of the future cash flows being hedged could result in hedges becoming ineffective, and as a result, the amount of unrealized gain or loss associated with those hedges would be reclassified from other comprehensive income into earnings. There were no gains or losses reclassified into earnings as a result of the discontinuance of cash flow hedges in the current year. At March 31, 2012, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows associated with foreign currency forecasted transactions is through January 2018.

5. Inventories

At March 31, 2012 and 2011, inventories consist of the following:

	2012	2011

Raw materials and consumables	$217,371	$188,996
Work in process	250,786	213,930
Finished goods	263,954	222,150
Engineering inventory	22,068	17,367
Uranium inventory available for sale	234,014	1,218
Gross inventories	988,193	643,661
Inventory reserve	(18,068)	(19,894)
Inventories, net	$970,125	$623,767

Inventories other than those related to long-term contracts are generally sold within one year.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

6. Property, Plant and Equipment

At March 31, 2012 and 2011, property, plant and equipment consist of the following:

	2012	2011

Land	$42,450	$42,475
Buildings and improvements	302,505	317,861
Machinery and equipment	967,042	781,508
Computer software	128,610	61,727
Construction in progress	158,622	223,440
Total	1,599,229	1,427,011
Less accumulated depreciation	463,372	350,763
Property, plant and equipment, net	$1,135,857	$1,076,248

Depreciation expense for the fiscal years ended March 31, 2012, 2011 and 2010 has been classified in the accompanying combined statements of operations and comprehensive income as follows:

	2012	2011	2010

Cost of goods sold	$96,705	$93,305	$78,457
Marketing, administrative and general expenses	24,443	20,453	13,020
Total	$121,148	$113,758	$91,477

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

7. Goodwill and Intangible Assets

As of March 31, 2012 and 2011, goodwill consisted of the following:

	2012	2011

Balance, beginning of year	$2,861,676	$2,806,618
Foreign currency translation adjustment	(8,290)	55,058
Balance, end of year	$2,853,386	$2,861,676

Of the amount of goodwill and indefinite lived intangibles at March 31, 2012, only $968,147 is amortizable for income tax purposes. Approximately $72,739 of amortization will be deducted in tax returns for the fiscal year ended March 31, 2012.

The carrying amount and accumulated amortization of identifiable intangible assets as of March 31, 2012 and 2011 are as follows:

	Life			2012	2011

Contracted customer relationships	5	–	24	$110,145	$116,226
Noncontracted customer relationships		25		199,917	200,268
Developed technology	20	–	25	1,417,198	1,420,348
Brand name		Indefinite		404,711	405,334
Brand name		3		–	140
Patent		20		7,484	7,500
Total				2,139,455	2,149,816
Accumulated amortization				(435,560)	(353,607)
Intangible assets, net				$1,703,895	$1,796,209

Amortization expense was $83,254, $84,235 and $82,915 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

7. Goodwill and Intangible Assets (continued)

NFI, a subsidiary of the Company’s Nuclear Fuel Product Line, had backlog related to MOX fuel recorded as Contracted Customer Relationships within intangible assets. In the current year, it was determined that the remaining cash flows through the useful life are not adequate to recover the carrying value of this intangible asset. To bring the net value of these assets to zero, the Company recorded an impairment of $5,308 within marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income in March 2012.

In September 2010, the South African government shut down the Pebble Bed Modular Reactor (PBMR) project, which was a significant project to Westinghouse South Africa (WESA), a subsidiary of the Company within the Nuclear Services Product Line. This action resulted in an impairment of $1,635 related to Contracted Customer Relationships and $1,720 related to Developed Technology assets at WESA as they were closely linked to PBMR and the Company was unable to find other uses for these purchased intangible assets. The total impairment of $3,355 brought the net values of these assets to zero and was included in marketing, administrative and general expenses in the accompanying combined statements of operations and comprehensive income in March 2011.

The table below presents the expected amortization expense for definite-lived intangible assets for the next five years and thereafter as of March 31, 2012. The amortization amounts disclosed below are estimates. Actual amounts may differ from these estimates due to such factors as sales or impairments of intangible assets, acquisition of additional intangible assets, foreign currency translation and other events.

For the fiscal year ending March 31:
2013	$81,372
2014	77,484
2015	74,816
2016	75,879
2017	76,830
Thereafter	912,803
Total	$1,299,184

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

8. Uranium Assets

Uranium, held in various forms, is primarily used in the nuclear fuel fabrication operations of the business. The Company maintains uranium working stock in order to ensure efficient manufacturing processes. The Company holds an additional amount of surplus uranium inventory, for which it periodically enters into transactions to sell uranium when appropriate opportunities arise. Such sales depend on many factors, including market price conditions, availability of willing purchasers and projected internal needs for uranium. During the fiscal year ended March 31, 2012, the Company completed four sales transactions to sell a total of 331 thousand tonnes uranium (teU) and 5.5 thousand separate work units (SWU) for a total of $46 million. During the fiscal year ended March 31, 2011, the Company completed seven sales transactions to sell a total of 627 thousand tonnes uranium (teU) and 200 thousand separate work units (SWU) for a total of $145 million. The Company recognizes revenue on the sales of uranium when the uranium is delivered and title passes to the customer.

At March 31, 2012, the spot price for Conversion Services (CS) was below the carrying value of surplus uranium inventory, and the Company recorded a write-off of inventory of $4,384 in the accompanying combined statements of operations and comprehensive income. At March 31, 2011, the spot prices of the uranium inventory that the Company had available for sale was not below cost, therefore no write-off was required.

Below is the classification of uranium assets within the accompanying combined balance sheets as of March 31, 2012 and 2011.

	2012	2011
Current uranium assets:
Surplus available for sale	$234,014	$1,218
Total current uranium assets	234,014	1,218

Noncurrent uranium assets:
Uranium working stock	204,414	488,754
Uranium leased to external party	–	3,458
Total noncurrent uranium assets	204,414	492,212
Net uranium assets	$438,428	$493,430

During the fiscal year ended March 31, 2012, certain amounts of uranium working stock were reclassed to uranium available for sale based upon a contractual arrangement with a third party to utilize uranium in exchange for storage and a determination by the Company that working stock could be sufficiently managed at lower levels. Uranium leased to external party was reclassed to uranium available for sale when the lease expired on December 31, 2011.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

9. Other Current and Noncurrent Assets

At March 31, 2012 and 2011, other current and noncurrent assets consist of the following:

	2012	2011
Other current assets:
Prepaid insurance, taxes and other services	$126,769	$89,169
Derivative instruments, at fair value	43,012	55,947
Contract receivable	31,994	26,474
Restricted cash	369	–
Other	14,207	12,985
Other current assets	$216,351	$184,575

Other noncurrent assets:
Contractual asset for postretirement benefit costs	$18,830	$21,684
Pension asset	14,293	10,472
Restricted cash	2,978	2,617
Other	33,876	24,453
Other noncurrent assets	$69,977	$59,226

Current restricted cash of $369 at March 31, 2012 is held pursuant to customer contracts in lieu of other financial security. Noncurrent restricted cash of $2,978 at March 31, 2012 is held pursuant to the following: (1) Sweden law requiring Westinghouse to fund Nuclear Decommissioning of $643, and (2) legal requirement in Germany to ensure pay to employees in the case of company liquidation of $2,335. Noncurrent restricted cash of $2,617 at March 31, 2011 is held pursuant to the following: (1) Sweden law requiring Westinghouse to fund Nuclear Decommissioning of $676, (2) legal requirement in Germany to ensure pay to employees in the case of company liquidation of $1,190, and (3) customer contracts in lieu of other financial security of $751. Due to the restricted cash balance pursuant to customer contracts expiring in October 2012, the balance was moved from other noncurrent to other current assets, a portion of the balance has since been paid.

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

The ARO is adjusted each period for any liabilities incurred or settled during the period, accretion expense, and any revisions made to the estimated cash flows. Management uses various sources to produce detailed reviews of the ARO, which occur every three to five years, depending upon rules of the respective governing body. Net present value calculations are made by escalating current year values by 3.0% per annum to the end of site life to estimate future cash flows required to settle the obligation. The estimated future cash flows are discounted using an interest rate equal to the risk-free rate adjusted for the effect of the Company’s credit standing based on the maturity dates that coincide with the expected timing of the estimated cash flows.

The Company is currently in the process of decommissioning a nuclear fuel facility in Hematite, Missouri. In June 2011, the Company reevaluated decommissioning project estimates relative to cleanup costs at the site. Based upon the most recent cost estimates, risk analysis and market alternatives, it was determined that the recorded reserve should be reduced by $18,800. This reduction resulted in operating profit recognized as a reduction of marketing administrative and general expenses in the accompanying statements of operations and comprehensive income. As of March 31, 2012 and 2011, the Company had a reserve for the Hematite project of $73,984 and $108,900, respectively, included in reserves for decommissioning matters in the accompanying combined balance sheets.

In December 2011, the Company updated its reserve for the Waltz Mill, Pennsylvania location which resulted in a reduction in the liability of $28,359 due mainly to timing of when the Company would expect to abandon the location. The same reduction was applied to the fixed assets at that location. As of March 31, 2012 and 2011, the Company had a reserve for Waltz Mill decommissioning of $37,948 and $67,117, respectively, included in reserves for decommissioning matters in the accompanying combined balance sheets.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

10. Asset Retirement Obligations (ARO) (continued)

Changes to the ARO presented as reserves for decommissioning matters in the accompanying combined balance sheets for the fiscal years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Balance, beginning of year	$295,452	$264,277
Liabilities settled	(19,035)	(14,855)
Foreign currency translation effect	(1,505)	3,499
Liabilities (reduced) incurred	(47,159)	34,721
Accretion expense	7,040	7,810
Balance, end of year	$234,793	$295,452

Of the above balances as of March 31, 2012 and 2011, $45,164 and $117,959, respectively, are included in other current liabilities in the accompanying combined balance sheets, which represent the expected settlement of liabilities over the year after the combined balance sheet dates.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

The following table presents the net periodic pension costs covering current and former employees of the Company for the fiscal years ended March 31, 2012, 2011 and 2010:

	2012			2011			2010
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total

Service cost	$67,891	$20,068	$87,959	$56,722	$19,944	$76,666	$43,261	$4,757	$48,018
Interest cost	40,631	10,314	50,945	33,539	9,295	42,834	28,453	8,875	37,328
Expected return on plan assets	(39,120)	(6,627)	(45,747)	(36,599)	(5,205)	(41,804)	(31,684)	(3,227)	(34,911)
Amortization of prior service cost	915	61	976	625	4	629	443	–	443
Amortization of unrecognized net loss (gain)	6,237	123	6,360	1,523	84	1,607	363	182	545
Ongoing periodic pension cost	76,554	23,939	100,493	55,810	24,122	79,932	40,836	10,587	51,423
Settlement charges	–	300	300	–	–	–	–	468	468
Net periodic benefit cost	$76,554	$24,239	$100,793	$55,810	$24,122	$79,932	$40,836	$11,055	$51,891

The assumptions used to develop the net periodic pension cost and the present value of benefit obligations for the fiscal year ended March 31, 2012 are shown below.

	U.S.	Non-U.S. Average

Discount rate for obligations	5.15%	3.74%
Discount rate for expense	5.40%	4.20%
Compensation increase rate for obligations	4.50%	3.25%
Compensation increase rate for expense	4.50%	3.77%
Long-term rate of return on plan assets	7.98%	4.34%

The Company adjusts the discount rate to reflect current and expected-to-be-available interest rates on high-quality, fixed income investments expected to be available to the Company at the end of each year.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

The following table sets forth the aggregate funded status and changes in benefit obligations and plan assets of the defined benefit pension plans and amounts recognized in the accompanying combined balance sheets as of March 31, 2012 and 2011, respectively:

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Accumulated benefit obligation	$773,937	$282,610	$1,056,547	$622,630	$248,293	$870,923

Change in benefit obligation
Benefit obligation, beginning of year	$730,757	$260,258	$991,015	$582,706	$214,369	$797,075
Service cost	67,891	20,068	87,959	56,722	19,944	76,666
Interest cost	40,631	10,314	50,945	33,539	9,295	42,834
Employee contributions	11,359	3,657	15,016	8,946	3,675	12,621
Plan amendments	4,515	–	4,515	1,991	1,054	3,045
Actuarial loss (gain)	61,488	12,992	74,480	56,367	(802)	55,565
Business combinations	–	–	–	–	1,009	1,009
Foreign currency exchange rate changes	–	(8,986)	(8,986)	–	18,983	18,983
Special termination benefits	–	300	300	–	–	–
Benefits paid	(11,840)	(8,447)	(20,287)	(9,514)	(7,269)	(16,783)
Benefit obligation, end of year	$904,801	$290,156	$1,194,957	$730,757	$260,258	$991,015

Change in plan assets
Plan assets at fair value, beginning of year	$495,574	$142,415	$637,989	$439,845	$105,215	$545,060
Actual return on plan assets	22,840	4,797	27,637	55,096	4,624	59,720
Employee contributions	11,359	3,657	15,016	8,946	3,675	12,621
Employer contributions	16,391	26,564	42,955	1,201	26,169	27,370
Business combinations	–	–	–	–	1,089	1,089
Benefits paid from plan assets	(11,840)	(8,447)	(20,287)	(9,514)	(7,269)	(16,783)
Special termination benefits	–	300	300	–	–	–
Foreign currency exchange rate changes	–	(2,500)	(2,500)	–	8,912	8,912
Plan assets at fair value, end of year	$534,324	$166,786	$701,110	$495,574	$142,415	$637,989

Funded status, end of year	$(370,477)	$(123,370)	$(493,847)	$(235,183)	$(117,843)	$(353,026)

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

	2012			2011
	U.S.	Non-U.S.	Total	U.S.	Non-U.S.	Total
Accrued cost as included in the combined balance sheets
Noncurrent assets	$–	$14,293	$14,293	$81	$10,391	$10,472
Other current liabilities	(1,857)	(6,534)	(8,391)	(1,098)	(6,602)	(7,700)
Noncurrent benefit obligation	(368,620)	(131,129)	(499,749)	(234,166)	(121,632)	(355,798)
Net benefit obligation	$(370,477)	$(123,370)	$(493,847)	$(235,183)	$(117,843)	$(353,026)
Amounts recognized in accumulated other comprehensive (loss) income consist of
Net actuarial (loss) gain	$(189,196)	$(21,693)	$(210,889)	$(117,198)	$(6,758)	$(123,956)
Prior service cost	(9,262)	(979)	(10,241)	(5,663)	(1,050)	(6,713)
Net amount recognized, before tax effect	$(198,458)	$(22,672)	$(221,130)	$(122,861)	$(7,808)	$(130,669)
Amounts expected to be amortized from other comprehensive (loss) income into net periodic benefit cost over the next fiscal year	$(9,629)	$(61)	$(9,690)	$(5,046)	$(162)	$(5,208)

Plan Assets

The following table sets forth by level, within the fair value hierarchy, the Master Trust’s assets carried at fair value as of March 31, 2012 and 2011, respectively:

	Assets at Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total

Equities	$60,268	$11,060	$–	$71,328
Corporate and municipal obligations	51,403	–	–	51,403
Mutual funds	482,930	–	–	482,930
Money market funds	2,660	–	–	2,660
Investment contracts issued by insurance companies	–	42,458	–	42,458
Structured credit investment	–	–	50,331	50,331
Total assets at fair value	$597,261	$53,518	$50,331	$701,110

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

There were no transfers within the fair value hierarchy during the fiscal years ended March 31, 2012 and 2011.

The changes in fair value measurements using significant unobservable inputs (Level 3) for the fiscal years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Balance, beginning of year	$–	$–
Purchases	50,000	–
Unrealized gains included in other comprehensive income	331	–
Balance, end of year	$50,331	$–

The U.S. Plans – The assets of the U.S. Plans are managed via the Westinghouse Electric Company Pension Master Trust (Trust). The Westinghouse Electric Company Pension Investment Committee (Committee) has been appointed to review the investment performance and other matters of the U.S. Plans, including development of investment policies and strategies.

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

The Non-U.S. Plans – The investment management of the Non-U.S. Plans is handled by an appointed Asset Manager located in the country of the plan sponsor. This Asset Manager is required to meet established targets by investing the plan assets following the prudent person principle in a mix of different adequate assets.

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

The Company’s target and pension asset allocations at March 31, 2012 consist of the following:

Asset Category	Target	Actual

U.S. Plans:
U.S. equity securities	34%	38%
Non-U.S. equity securities	16	14
Debt securities	50	48
Total	100%	100%

Non-U.S. Plans (weighted average):
Equity securities	38%	44%
Debt securities	37	31
Investment contracts issued by insurance companies	25	25
Total	100%	100%

Estimated Future Benefit Payments

Annual benefit payments for the year subsequent to March 31, 2012 are estimated as follows:

	U.S.	Non-U.S.	Total
Fiscal years ending March 31:
2013	$15,700	$11,434	$27,134
2014	20,083	8,499	28,582
2015	24,714	10,617	35,331
2016	29,984	11,123	41,107
2017	35,593	12,473	48,066
2018–2021	285,234	69,138	354,372

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

Contributions

Additionally, the Company anticipates funding its defined benefit pension plans with the following cash contributions to be paid during the fiscal year ended March 31, 2013:

	U.S.	Non-U.S.	Total

Expected contributions	$89,814	$27,983	$117,797

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

Currently, Westinghouse and Toshiba have requested, pursuant to the Purchase Sales Agreement of October 16, 2006, that BNFL reimburse Westinghouse for its postretirement benefit costs subsequent to the sale date that would otherwise have been reimbursed by CBS. To date, BNFL has continued to reimburse the Company for the service costs. The actual costs that have been or are expected to be reimbursed by BNFL to Westinghouse for the fiscal years ended March 31, 2012 and 2011 are $2,705 and $4,571, respectively. The net present value of the expected reimbursements from BNFL is included as a noncurrent asset in the accompanying combined balance sheets at March 31, 2012 and 2011 in the amount of $18,830 and $21,684, respectively.

The components of net periodic postretirement benefit cost for the fiscal years ended March 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010

Service cost	$1,901	$1,900	$1,637
Interest cost	2,364	2,379	2,478
Expected return on plan assets	(1,487)	(2,059)	(2,000)
Amortization of prior service cost	(233)	(233)	(233)
Net gain	(613)	(1,161)	(1,584)
Net periodic postretirement benefit costs	$1,932	$826	$298

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

The assumptions used to develop the net periodic postretirement benefit cost and the present value of benefit obligations for the fiscal year ended March 31, 2012 are shown below. A measurement date of March 31, 2012 was used.

Discount rate for obligations	4.65%
Discount rate for expense	4.85%

Health care cost trend rates:
Initial	5.50%
Ultimate	4.00%
Year in which ultimate rates are reached	2015
Long-term rate of return on plan assets	7.25%

A one percentage point change in the assumed health care cost trend rate would have the following effects:

	Increase	Decrease
Effect on 2012 total service and interest cost	$31	$(26)
Effect on postretirement benefit obligation as of March 31, 2012	296	(259)

Net periodic postretirement benefit cost is determined using the assumptions as of the beginning of the year. The funded status is determined using the assumptions as of the end of the year. The funded status and amounts recognized in the accompanying combined balance sheets as of March 31, 2012 and 2011 are as follows:

	2012	2011
Change in benefit obligation
Benefit obligation, beginning of year	$51,109	$48,255
Service cost	1,901	1,900
Interest cost	2,364	2,378
Plan amendments	(867)	–
Employee contributions	2,251	1,991
Actuarial (gain) loss	(104)	983
Benefits paid	(4,681)	(4,398)
Benefit obligation, end of year	$51,973	$51,109

Net actuarial gain recognized in accumulated other comprehensive income, before tax effect	$13,647	$13,961

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

11. Pension and Other Postretirement Benefit Plans (continued)

Annual benefit payments, net of employee contributions, for the fiscal years subsequent to March 31, 2012 are estimated to be as follows:

2013	$2,732
2014	3,261
2015	3,674
2016	4,012
2017	4,266
2018–2021	23,185

Savings Plans

The Company also provides a defined contribution (DC) plan to U.S. employees. Employees may contribute from 2% to 35% of their compensation on a pretax or after-tax basis. WEC LLC matches 50% of the first 6% of an employee’s compensation contribution and WEC LLC contributed approximately $20,636, $19,996 and $17,285 to the defined contribution plan for the years ended March 31, 2012, 2011 and 2010, respectively.

In addition, the Company offers similar plans to employees in other countries outside of the U.S. Westinghouse Technology Services, S.A. in Spain is the sponsor of an occupational, DC plan where employees’ annual contributions equal to 1%–2% of their pension-qualifying salary, which is matched by the sponsor with a contribution equal to 250% of the participant’s annual basic contribution. Westinghouse Electric South Africa (Pty) Ltd. is a sponsor of a DC plan, where employees can contribute 5%–20% of their annual salary to this fund, but the sponsor does not contribute to the fund. Springfields Fuels Limited is a sponsor of a DC plan where employees’ annual contributions equal 3%–7% of their Pensionable Pay, which is matched by the sponsor equal to 8.0%–13.5% of the participants’ annual contribution. The Company contributed $2,104, $1,678 and $867 to Non-U.S. defined contribution plans for the years ended March 31, 2012, 2011 and 2010, respectively.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

The following provides detail of income tax expense (benefit) reported in the accompanying combined statements of operations and comprehensive income for the fiscal years ended March 31, 2012, 2011 and 2010.

	2012	2011	2010
Current income taxes:
U.S. Federal	$2,446	$17,603	$4,730
State	3,731	9,463	1,515
Non-U.S.	48,192	53,765	51,690
Total current income taxes	54,369	80,831	57,935

Deferred income taxes:
U.S. Federal	46,548	50,550	37,324
State	2,783	(4,871)	4,417
Non-U.S.	(24,092)	(28,560)	(29,655)
Total deferred income taxes	25,239	17,119	12,086
Total income tax provision presented in combined statements of operations and comprehensive income	$79,608	$97,950	$70,021

The following provides detail of income before taxes and noncontrolling interest reported in the accompanying combined statements of operations and comprehensive income for the fiscal years ended March 31, 2012, 2011 and 2010.

	2012	2011	2010

U.S. income	$141,973	$171,066	$115,067
Non-U.S. income	96,705	95,101	47,601
Income before income taxes and noncontrolling interest	$238,678	$266,167	$162,668

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

The actual income tax expense (benefit) of continuing operations differs from the amount computed by applying the statutory U.S. Federal tax rate of 35%. A reconciliation of income tax expense at the U.S. Federal Statutory Tax Rate to the actual tax expense from continuing operations for the fiscal years ended March 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Income tax expense, computed at the statutory rate of 35%	$83,537	$93,159	$56,934
State income taxes, net of U.S. Federal income tax effect	4,735	5,515	3,969
Tax effect of foreign earnings	5,213	3,998	2,821
Changes to valuation allowances	3,168	(141)	1,691
Non-U.S. statutory rate reduction	(11,887)	(6,329)	–
Other permanent differences	(2,906)	729	(780)
Reserve for uncertain tax positions	(1,609)	5,737	4,264
Provision-to-return adjustments	(643)	(4,718)	1,122
Total income tax expense	$79,608	$97,950	$70,021
Effective tax rate	33.4%	36.8%	43.0%

The Non-U.S. statutory rate reduction is primarily attributable to changes in the United Kingdom during the fiscal years ended March 31, 2012 and 2011. The effect of the statutory rate reductions in the United Kingdom of 1% on deferred income tax balances at March 31, 2011 and an additional 2% at March 31, 2012 resulted in a reduction in income tax expense of $6,329 and $12,198 in those years, respectively.

The Company provides deferred income taxes for temporary differences between the financial reporting basis and tax carrying amounts of assets and liabilities. The Company has gross deferred income tax assets and (liabilities) of $707,523 and $(1,002,599), respectively, at March 31, 2012, and $661,736 and $(972,746), respectively, at March 31, 2011. The components of net deferred income tax assets and (liabilities) at March 31, 2012 and 2011 are presented in the table below:

	2012	2011
Current deferred income tax assets:
Decommissioning	$54,110	$44,550
Other	33,115	19,535
Compensation and benefits	28,487	31,699
Product warranty	5,276	4,370
Deferred revenue and contract reserves	4,190	4,098
General liability	2,908	3,062
Inventory	1,639	19,889
Net current deferred tax asset	$129,725	$127,203

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

	2012	2011
Long-term deferred income tax assets and (liabilities):
Net operating loss carryforwards	$177,729	$182,755
Compensation and benefits	164,359	107,331
Other	80,884	93,487
Decommissioning	46,012	60,626
Inventory	(57,247)	(70,839)
Fixed assets	(124,129)	(80,762)
Goodwill and intangible assets	(712,409)	(730,811)
Subtotal	(424,801)	(438,213)
Valuation allowance	(35,068)	(32,029)
Net long-term deferred tax liabilities	$(459,869)	$(470,242)

Total net deferred income tax liabilities	$(330,144)	$(343,039)

A valuation allowance is provided when it is more likely than not that some portion or all of deferred tax assets will not be realized. The Company has recorded valuation allowances of $9,842 and $8,712 for certain state net operating loss carryforwards at March 31, 2012 and 2011 which are expected to produce no tax benefit. Additionally, the Company has recorded a valuation allowance of $25,226 and $23,317 for certain non-U.S. net operating losses and other deferred tax assets at March 31, 2012 and 2011 in various countries expected to produce no benefit. Subsequent recognition of tax benefits related to valuation allowances will reduce income tax expense.

As of March 31, 2012, the Company has a U.S. federal net operating loss carryforward of approximately $378,948 (or tax-effected benefit of $132,632), which will expire from 2024 through 2030. The Company has a state net operating loss tax-effected benefit of approximately $25,405, which will, if not used, expire from 2012 through 2030. The Company has non-U.S. net operating loss carryforwards in various countries of approximately $62,434 (or tax-effected benefit of $19,692), all of which have no expiration date.

When the Company experienced an ownership change as a result of Toshiba acquiring Westinghouse from BNFL, plc, it caused a limitation on the annual use of the net operating loss carryforwards. Any unused limitation can be carried forward to subsequent years. The annual limitation significantly exceeds the amount utilized in the fiscal years ended March 31, 2012 and 2011.

The Company has an alternative minimum tax credit carryforward of approximately $11,214 that has no expiration date. The Company also has a research and development tax credit carryforward of approximately $4,518 which will if not utilized, will begin to expire in 2028. The full amount of research and development tax credit has been reserved for as an uncertain tax position.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

12. Income Taxes (continued)

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year (excluding interest and penalties):

	2012	2011

Unrecognized tax benefit, beginning of year	$24,145	$21,517
Increases in tax positions in current year	5,236	5,788
Lapse of statute of limitations or closed audits	(8,266)	(3,160)
Unrecognized tax benefits, end of year	$21,115	$24,145

An uncertain tax position is defined very broadly and includes not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Included in the balance of unrecognized tax benefits at March 31, 2012, is $13,367 of tax benefits that, if recognized, would affect the effective tax rate.

The Company records interest and penalties related to uncertain income tax positions as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued penalties of $67 and interest of $72 during the fiscal year ended March 31, 2012, and in total, as of March 31, 2012, has recognized an Accounting Standards Codification (ASC) 740-10 liability for penalties of $78 and interest of $443.

While it is expected that the amount of unrecognized tax benefits will change in the next 12 months, quantification of an estimated range cannot be made at this time. The Company does not expect a change to have a significant impact on the results of operations or financial position of the Company; however, actual settlements may be different from amounts accrued.

The Company’s income tax returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. The Internal Revenue Service (IRS) has completed its examination of the Company’s U.S. federal income tax returns filed for the March 31, 2008 year-end.

With few exceptions, the Company is no longer subject to U.S. federal, state, local or foreign examinations by tax authorities for years before 2009. The Company’s tax years for 2009 through 2011 are generally subject to examination by the tax authorities in the U.S. and in various state and foreign jurisdictions.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

13. Debt and Credit Facilities

Revolving credit facilities – In November 2011, the Company amended and extended the existing October 2009 credit facility; the resulting credit facility, in the amount of $700,000, has a tenor of five years. In November 2008, the Company entered into a four-year revolving credit facility in the amount of $150,000. This facility was increased to $200,000 and extended by one year in November 2009. This facility has a tenor of four years. The sole purpose of these facilities is to issue standby Letters of Credit in U.S. dollars or alternative currencies.

Letters of credit are not callable and the facility is not cancelable unless there is an event of default. There were no events of default as of March 31, 2012. The facilities are guaranteed by Toshiba, and interest rates paid under the facilities are tied to the credit rating of Toshiba. Depending on the Toshiba credit rating, interest rates are LIBOR plus 0.55% to 2.2545%, and fees for capacity range from 0.10% to 0.45%. At March 31, 2012 and 2011 approximately $501,210 and $609,683, respectively, was being used for standby letters of credit. As current standby letters of credit expire, the Company expects to replace them, as required, with new letters of credit under the facility.

14. Commitments and Contingencies

Environmental Matters

Compliance with federal, state and local laws and regulations relating to the discharge of pollutants into the environment, the disposal of hazardous wastes and other related activities affecting the environment have had and will continue to have an impact on the Company. It is difficult to estimate the timing and ultimate costs to be incurred in the future due to uncertainties about the status of laws, regulations and technology, the adequacy of information available for individual sites, the extended time periods over which site remediation occurs, the availability of waste disposal capacity and the identification of new sites. The Company has, however, recognized an estimated liability of $78,978 and $79,002 as of March 31, 2012 and 2011, respectively, measured in current dollars, for those sites where it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company recognizes changes in estimates as new remediation requirements are defined or as more information becomes available.

Operating expenses that are recurring and associated with managing hazardous waste and pollutants in ongoing operations totaled $15,992, $16,394 and $11,290 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. These expenses are included in cost of goods sold in the accompanying combined statements of operations and comprehensive income.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

14. Commitments and Contingencies (continued)

Legal Proceedings

The Company is involved in various litigation matters in the ordinary course of business. Reserves are included in the accompanying combined balance sheets for issues when a negative outcome is probable and the amount is reasonably estimable. In the opinion of management, while it is possible that certain outcomes could be unfavorable to the Company, the ultimate resolution of such matters will not result in judgments that, in the aggregate, would materially affect the Company’s financial position or results of operations. As of March 31, 2012, several matters were in the litigation and dispute resolution process. The following discussion provides a background and the current status on the most significant of these matters:

Caldon, Inc. v. Westinghouse – During 2004, a lawsuit was filed against the Company alleging that it made disparaging statements concerning the product of a competitor. It is alleged that these statements caused harm to the plaintiff. The case is currently in the discovery process. The Company has recorded $3,000 in other current liabilities in the accompanying combined balance sheets as of fiscal years ended March 31, 2012 and 2011. The Company believes it has meritorious defenses and continues to defend the claims.

Product Warranty

The Company provides various warranties on its products and contracts for specific periods of time. Warranties vary depending upon the nature of the product or contract and other factors. The liability for warranties is based upon future product performance and durability and is estimated largely based upon historical experience. Adjustments are made to accruals as claim data and historical experience warrant. The changes in the provision for those warranties for the fiscal years ended March 31, 2012 and 2011 are as follows:

	2012	2011

Balance, beginning of year	$36,160	$36,574
Liabilities settled	(11,215)	(12,292)
Additional liabilities accrued	10,922	14,857
Foreign currency translation effect	(605)	(2,979)
Balance, end of year	$35,262	$36,160

Recorded in balance sheet as:
Other current liabilities	$14,452	$13,922
Other noncurrent liabilities	20,810	22,238
Balance, end of year	$35,262	$36,160

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

14. Commitments and Contingencies (continued)

Unconditional Purchase Obligations

The Company is obligated to make payments under unconditional purchase obligations. Maximum payments for contracts with remaining terms in excess of one year are summarized below:

For the fiscal year ending March 31:
2013	$127,444
2014	99,549
2015	6,975
2016	19,267
2017	2,991
Unconditional purchase obligations	$256,226

The Company’s unconditional purchase obligations relate to long-lead equipment procured for use as part of future AP1000 units not currently governed by a contractual arrangement with a customer. Amounts purchased under these obligations were $19,835, $4,486 and $21,769 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Commitments

In the ordinary course of business, letters of credit and surety bonds are issued on behalf of the Company. As of fiscal years ended March 31, 2012 and 2011, the Company had $511,274 and $618,740, respectively, under letters of credit and $21,785 and $19,788 under surety bond obligations.

15. Leases

The Company has commitments under operating leases for certain machinery and equipment and facilities used in various operations. Certain of these leases contain renewal options for additional periods of five years and contain certain rent escalation clauses. Rental expense was $66,805, $77,867 and $52,969 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

Minimum lease payments under the Company’s operating leases as of March 31, 2012 are presented in the table below:

For the fiscal year ending March 31:
2013	$43,511
2014	35,495
2015	31,130
2016	29,386
2017	28,750
Thereafter	202,899
Minimum lease payments	$371,171

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

15. Leases (continued)

The Company leases three facilities within its Nuclear Services and Nuclear Fuel business segments under capital leases. These facilities are included with buildings and improvements under property, plant and equipment in the accompanying combined balance sheets. The gross and net carrying values of facilities under capital leases are approximately $56,849 and $54,441, respectively, as of March 31, 2012 and $68,339 and $64,570, respectively, as of March 31, 2011.

Certain of these facilities are leased from related parties. One of the facilities is being leased from a partner in the NuCrane Manufacturing, LLC joint venture formed to fabricate, assemble and test specialty cranes for nuclear power plants. The Company entered into the lease in the prior year. The gross and net carrying value of the leased facility is approximately $6,230 and $5,399, respectively, as of March 31, 2012 and $6,230 and $5,814, respectively, as of March 31, 2011. Another facility is being leased from the minority owner of NFI. The gross and net carrying values of the leased facility are approximately $36,637 and $35,247, respectively, as of March 31, 2012 and $48,020 and $44,761, respectively, as of March 31, 2011.

The Company has also acquired various equipment under capital leases. This equipment is included with machinery and equipment under property, plant and equipment on the accompanying combined balance sheets. The gross and net carrying values of equipment under capital leases are approximately $6,288 and $3,131, respectively, as of March 31, 2012 and $6,372 and $3,374, respectively, as of March 31, 2011.

Minimum lease payments under the Company’s capital lease obligations as of March 31, 2012 are as follows:

For the fiscal year ending March 31:
2013	$4,750
2014	4,318
2015	2,689
2016	2,451
2017	2,451
Thereafter	230,511
Total future minimum lease payments	247,170
Less amounts representing interest	189,067
Present value of minimum lease payments	$58,103

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

16. Other Current and Noncurrent Liabilities

At March 31, 2012 and 2011, other current and noncurrent liabilities consist of the following:

	2012	2011
Other current liabilities:
Vacation liability	$88,423	$88,171
Accrued payroll and other employee compensation	65,896	87,466
Accrued income and other taxes	54,181	69,337
Reserve for decommissioning matters	45,164	117,959
Derivative instruments, at fair value	25,168	14,224
Accrued royalties and commissions	16,805	22,434
Accrued product warranty	14,452	13,922
Contract and other reserves	13,097	27,765
Deferred revenue	9,914	7,198
Pension liability	8,391	7,700
Environmental liabilities	4,494	3,052
Obligations under capital leases	2,247	3,426
Settlement obligations to provide future discounts	2,230	3,430
Contractually obligated liabilities	–	10,500
Other	84,829	95,353
Other current liabilities	$435,291	$571,937

Other noncurrent liabilities:
Environmental liabilities	$74,484	$75,950
Obligations under capital leases	55,857	64,534
Accrued product warranty	20,810	22,238
Accrued royalties and commissions	3,056	25,075
Other	50,640	62,786
Other noncurrent liabilities	$204,847	$250,583

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

17. Sales of AP1000 Nuclear Plants

The Company’s advanced design nuclear reactor, the AP1000, is based on passive safety technology and is the only such reactor design to receive Final Design Certification (DC) by the Nuclear Regulatory Commission (NRC).

AP1000 Design Certification Status

On June 13, 2011, the Company submitted the final revision, Revision 19, to AP1000 Design Control Document. The amendment was submitted on time, consistent with the rule-making schedule issued by the NRC, which was developed to obtain the AP1000 rule and reference Combined Operating License (COL) approval in late 2011. The amendment incorporated the resolution of all known NRC requests for additional information. On August 5, 2011, the NRC Staff issued the Final Safety Evaluation Report (FSER) and the NRC commissioners voted in favor of issuing the new Design Certification rule on December 22, 2011. On December 30, 2011, the amendment to Westinghouse’s AP1000 Design Certification was published in the Federal Register and became effective 30 days after publication.

Combined Operating Licensing (COL) Projects Update – U.S. Projects

There was significant progress and achievements recognized this fiscal year with both the Reference (R-COL, Southern Project) and subsequent (S-COL, Scana Project) COL applications.

Southern Project - Vogtle

Based on the AP1000 Design Certification, as described in the AP1000 Design Certification Status section above, the Southern Nuclear Corporation’s (SNC) application for a COL completed its NRC review and approval process. On February 10, 2012, the SNC received its COL for the Vogtle Units 3 and 4.

Scana Project – VC Summer

Based on the AP1000 Design Certification, as described in the AP1000 Design Certification Status section above, the Scana Project’s application for a COL completed its NRC review and approval process. On March 30, 2012, the Scana Project received its COL for the VC Summer Units 2 and 3. Project schedules are being adjusted as a result of the COL issuance and construction activities have begun in support of the new project schedule.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

17. Sales of AP1000 Nuclear Plants (continued)

Revenue recognition is generally on the percentage-of-completion method and for the years ended March 31, 2012, 2011 and 2010, $470,170, $453,208 and $436,205, respectively, of revenue has been recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2012 and 2011, total cash collected exceeded total costs and total estimated earnings and is included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

U.S.

During the year ended March 31, 2009, the Company signed three Engineering, Procurement, and Construction (EPC) agreements for the sale of AP1000 units to various U.S. utilities. In April 2008, the Company signed an EPC agreement with Georgia Power Company, Oglethorpe Power Corporation, the Municipal Electric Authority of Georgia and the City of Dalton, Georgia for the sale of two AP1000 units to be constructed in the state of Georgia (Southern Project). In May 2008, the Company signed an EPC agreement with South Carolina Electric & Gas Company and the South Carolina Public Service Authority, for the sale of two AP1000 units to be constructed in the state of South Carolina (Scana Project). In December 2008, the Company signed an EPC agreement with Progress Energy Florida, for the sale of two AP1000 units to be constructed in the state of Florida (Progress Project). Like the China contract, and in conjunction with the three signed EPC agreements noted above, the Company and Shaw (the Consortium Partners) signed separate Consortium Agreements for each individual EPC agreement; however, the U.S. EPCs require Shaw to provide substantially all of the construction components of the EPC. The consortium is not a legal entity, but a working arrangement that defines the split of work scope, sharing of risk and dispute resolution between the Consortium Partners.

Revenue recognition, on all US AP1000 agreements, is generally on the percentage-of-completion method and for the years ended March 31, 2012, 2011 and 2010, $993,211, $887,999 and $532,739, respectively, of revenue was recognized. Cash is collected on a contract milestone basis, which may precede or lag actual work performed.

At March 31, 2012 and 2011, total cash collected exceeded total costs and total estimated earnings and is included in billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying combined balance sheets.

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

18. Related-Party Transactions

The Company has entered into numerous contracts and purchase orders with Toshiba and its affiliates, Shaw and its affiliates, IHI and Kazatomprom. Several of the contracts include more than one of the owners. The contracts are generally to execute portions of the Company’s normal operations and other customer contracts. In addition, the Company has entered into contracts to procure components and services from Toshiba, IHI and Shaw in connection with sales of AP1000 plants (see Note 17). For the fiscal years ended March 31, 2012, 2011 and 2010, the Company had the following activity with related parties reported in the accompanying combined statements of operations and comprehensive income:

	2012	2011	2010

Revenue	$58,615	$93,879	$67,021
Cost of goods sold	$260,467	$310,738	$263,978
Marketing, administrative and general expenses	$3,660	$2,087	$1,858

In March 2011, Uranium Asset Management (UAM), a wholly owned subsidiary, sold assets to Advanced Uranium Asset Management (AUAM), a 40%-owned joint venture with Toshiba. The assets were sold at a profit of $2,035 and 40% of this was eliminated by reducing the gain on sale of assets within other income in the accompanying combined statements of operations and comprehensive income for the year ended March 31, 2011, and the investment in unconsolidated subsidiaries within the accompanying combined balance sheets. This amount of $814 will be recognized ratably as income each year as the assets depreciate within AUAM. In the year ended March 31, 2012, $244 of expense was eliminated within other (expense) income, net in the accompanying combined statements of operations and comprehensive income.

At March 31, 2012 and 2011, the Company had the following outstanding balances with related parties reported in the accompanying combined balance sheets:

	2012	2011

Related-party receivables	$841,155	$1,102,937
Related-party payables	$182,453	$250,521
Note due to related party	$19,994	$2,013

At March 31, 2012 and 2011, related-party receivables consist of the following:

	2012	2011

Loans receivable from Toshiba International Finance (UK)	$824,125	$1,051,599
Loan receivable from Enwesa Operations	739	565
Total loans receivable	824,864	1,052,164
Trade receivables	16,291	50,773
Total related-party receivables	$841,155	$1,102,937

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

18. Related-Party Transactions (continued)

The weighted average interest rates on the Toshiba International Finance (UK) loans as of March 31, 2012 and 2011 were .384% and .358%, respectively. Accrued interest on these loans at March 31, 2012 and 2011 was $100 and $168, respectively. The Toshiba International Finance (UK) loans and related interest due to the Company outstanding at March 31, 2012 and 2011 were repaid on various dates in April 2012 and 2011, respectively.

At March 31, 2012 and 2011, related-party payables consist of the following:

	2012	2011
Trade payables to Toshiba America Nuclear Energy	$172,540	$128,704
Trade payables to other Toshiba companies	7,718	200
Trade payables to Shaw companies	2,195	4,053
Total trade payables	182,453	132,957
Current note due to related party	–	117,564
Total related-party payables	$182,453	$250,521

At March 31, 2012 and 2011, notes due to related parties reported within noncurrent liabilities consisted of the following:

	2012	2011
Note due to State Nuclear WEC Zirconium Hafnium Co. LTD (China JV)	$19,994	$–
Note due to KW Nuclear Components Co. LTD (Korea JV)	–	2,013
Total notes due to related parties	$19,994	$2,013

The Korea JV note was repaid in March 2012. The China JV note is made up of two separate loans, loan one bears an interest rate of 4.40% and matures in March 2014, loan two bears an interest rate of 6.65% and matures in November 2014. See Note 19 for additional information on these JVs.

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

The Company performed an evaluation of VIEs in accordance with FASB Codification 810 to determine the primary beneficiary of each VIE and the resulting consolidation conclusion at March 31, 2012. The two main factors utilized in determining if the Company is the primary beneficiary of the VIE are the power to direct the activity that most significantly impacts the entity’s cash flow as a primary customer and the decision-making process through the voting power. If the Company is deemed to be the primary beneficiary, the Company will consolidate the VIE into the combined financial statements.

Unconsolidated VIEs

The Company uses the equity method of accounting for its unconsolidated entities. Under the equity method, the Company recognizes its proportionate share of the net earnings of the joint ventures within other (expense) income, net in the accompanying combined statement of operations and comprehensive income. Based on the Company’s evaluation, it was noted that the Company was not the primary beneficiary for the following entities:

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

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

19. Variable Interest Entities (VIEs) (continued)

Summarized financial information for all jointly owned entities that are accounted for using the equity method of accounting is as follows:

Balance Sheet

	March 31
	2012	2011

Current assets	$84,306	$109,729
Noncurrent assets	17,729	18,772
Total assets	$102,035	$128,501

Current liabilities	$45,799	$69,857
Noncurrent liabilities	7,620	6,992
Member’s equity	48,616	51,652
Total liabilities and member’s equity	$102,035	$128,501

Income Statement

	Year Ended March 31
	2012	2011	2010

Revenue	$128,842	$163,359	$103,310
Income from operations	914	8,896	5,539
Net income	72	6,235	3,899

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

KW Nuclear Components Co. LTD (Korea JV) – The purpose of the Korea JV is to design, manufacture and supply Control Element Assemblies (CEAs) for use in nuclear power plants. The Company has the power to most significantly impact the economic performance by being the main customer of the Korea JV for the production of AP1000 nuclear power plants.

Kontec – Kontec is an entity that was established to operate the biannual, international conference for conditioning of radioactive operational and decommissioning waste. The Company has the power to direct the activity that most significantly impacts the performance through the voting power of the managing director on the board of directors.

The above entities have been determined to be a VIE, and the Company has the power and rights to receive benefits or to absorb losses. The Company is also required to contribute capital to each entity on an as-needed basis based on percentage of ownership interest. Based on these facts, the Company is the primary beneficiary and has consolidated these. The creditors of the consolidated VIEs above do not have recourse to the general credit of the primary beneficiary.

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

The following is a summary of the consolidated VIEs of the Company:

	Year Ended March 31, 2012
Consolidated VIEs	VIE Total Assets	VIE Total Liabilities

State-Nuclear WEC Zirconium Hafnium Co., Ltd.	$71,130	$40,163
Westinghouse Technology Services S.A.	15,818	4,914
Westron	9,371	2,748
NuCrane Manufacturing, LLC	6,866	10,314
KW Nuclear Components Co. LTD	9,274	8,166
Kontec	(45)	(411)

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

20. Claims and Unapproved Change Orders

The Company has recognized revenue from several claims and unapproved change orders where the amount has been estimated reliably, realization is probable and there is a legal basis. The following summarizes significant claims and unapproved change orders included in determining the profit or loss on contracts as of March 31, 2012 and 2011:

	2012	2011

Claims and unapproved change orders	$76,364	$17,378

These amounts have been included in costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying combined balance sheets. Included in claims and unapproved change orders above, the Company recognized $14,400 of margin on a change order with a specific customer deemed to be probable as of March 31, 2012.

21. Stockholders’ Equity

TNEH-US’s capital structure consists of 4,400 authorized shares of common stock with a par value of $0.01, of which 2,156 are Class A shares and 2,244 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 1,960 shares of Class A stock and 2,040 shares of Class B stock issued and outstanding at March 31, 2012, for $1,960,000 and $2,040,000, respectively.

TNEH-UK’s capital structure consists of 1,550 authorized shares of common stock with a par value of one British Sterling Pound, of which 760 are Class A shares and 790 are Class B shares. Each share of Class A and Class B stock is given one vote. Class A stock has dividend preference over Class B stock with regard to dividend distribution timing. There were 686 shares of Class A stock and 714 shares of Class B stock issued and outstanding at March 31, 2012, for $686,000 and $714,000, respectively.

Toshiba Nuclear Energy Holdings (US), Inc. and
Toshiba Nuclear Energy Holdings (UK) Ltd.

Notes to Combined Financial Statements (continued)

21. Stockholders’ Equity (continued)

The U.S. Shareholders Agreement and UK Shareholders Agreement describe the conditions under which dividends will be paid. The intent of the Agreements is to pay dividends of at least $22,222 (whole dollars) per share each fiscal year, prorated for partial fiscal years, on a quarterly basis if and when declared by the Boards of Directors of TNEH-US and TNEH-UK. During the fiscal year ended March 31, 2012, TNEH-US paid dividends of $56,610 and $29,601 in August 2011 and February 2012, respectively, and TNEH-UK paid dividends of $19,763 and $10,332 in August 2011 and February 2012, respectively. During the fiscal year ended March 31, 2011, TNEH-US paid dividends of $29,917 and $19,499 in August 2010 and February 2011, respectively, and TNEH-UK paid dividends of $10,424 and $6,825 in August 2010 and February 2011, respectively. During the fiscal year ended March 31, 2010, TNEH-US paid dividends of $32,536 in February 2010, and TNEH-UK paid dividends of $27,107 in February 2010. During the fiscal year ended March 31, 2009, TNEH-UK paid dividends of $71,201 on December 31, 2008.

The U.S. Shareholders Agreement and the UK Shareholders Agreement also contain call options. Call prices are at fair market value, to be determined by the parties. Call rights are triggered by an event of insolvency of one shareholder, in which case the shares of the insolvent shareholder may be called, or a change in control event, in which case the shares of one shareholder are transferred or acquired by a competitor of the Company or any other person to whom the Company has not consented. At March 31, 2012, no call options have been exercised.

22. Accumulated Other Comprehensive Loss

At March 31, 2012 and 2011, the components of accumulated other comprehensive loss, net of tax, are as follows:

	2012	2011

Net unrealized gain on derivatives	$19,443	$29,674
Unrealized loss on foreign currency translation	(392,318)	(356,088)
Pension and other postretirement benefits adjustment	(128,884)	(71,682)
Accumulated other comprehensive loss	$(501,759)	$(398,096)

