Form 10-Q
period 2012-11-30
SHAW GROUP INC
filed 2012-12-21
CIK 914024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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
Yes ☐   No ☑

The number of shares of registrant’s common stock outstanding as of December 19, 2012 was 66,663,781 shares.

GLOSSARY OF TERMS

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

AQC	Air quality control
AP1000®	AP1000 is a registered trademark of Westinghouse Electric Co., LLC
AR	Accounts receivable
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BNFL	British Nuclear Fuels plc
CAIR	Clean Air Interstate Rule
CAP	Compliance Assurance Process
CCGT	Combined-cycle gas turbine
CIE	Costs and estimated earnings in excess of billings
COL	Combined operating license
CRA	Commercial relationship agreement
CSAPR	Cross-State Air Pollution Rule
DOE	U.S. Department of Energy
E&C	Our Energy & Chemicals segment
E&C Sale	Our divestiture of substantially all of the business of the E&C segment to Technip S.A. effective August 31, 2012
E&I	Our Environmental & Infrastructure segment
EAC	Estimate at completion
EBITDA	Earnings before interest expense, income taxes, depreciation and amortization
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
Exchange Act	Securities Exchange Act of 1934, as amended
F&M	Our Fabrication & Manufacturing segment
Facility	Our unsecured Second Amended and Restated Credit Agreement
FASB	Financial Accounting Standards Board
FEMA	Federal Emergency Management Agency
FIFO	First-in, first-out
GAAP	Accounting principles generally accepted in the United States
IHI	Ishikawajima-Harima Heavy Industries Co., Ltd.
Interest LC	The additional letters of credit for the benefit of NEH related to interest on the Westinghouse Bonds (defined below).
Investment in Westinghouse	Our 20% interest in Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK), Ltd. Acquired in October 2006
IRS	Internal Revenue Service
JPY	Japanese Yen
LEED	Leadership in Energy and Environmental Design
LIBOR	London Interbank Offered Rate
NEH	Nuclear Energy Holdings LLC, our wholly-owned special purpose acquisition subsidiary
NOx	Nitrogen oxides
Principal LC	A letter of credit established by us for the benefit for NEH related to the principal on the Westinghouse Bonds (defined below).
Put Options
Japanese yen-denominated put option agreements entered into in connection with the acquisition of our Investment in Westinghouse and exercised by NEH on October 6, 2012 to sell the Westinghouse Equity to Toshiba

S&P	Standard & Poor’s
SAR	Stock appreciation rights
Sarbanes-Oxley	Sarbanes-Oxley Act of 2002, as amended
SEC	United States Securities and Exchange Commission
Securities Act	The Securities Act of 1933, as amended
S,G&A	Selling, general and administrative
Shaw-Nass	Shaw-Nass Middle East, W.L.L.
SO2	Sulfur dioxide
Stone & Webster	Stone & Webster, Inc.
Toshiba	Toshiba Nuclear Energy Holdings (US), Inc. and Toshiba Nuclear Energy Holdings (UK), Ltd.
Transaction Agreement	Transaction Agreement by and among Chicago Bridge & Iron Company N.V., Crystal Acquisition Subsidiary Inc and The Shaw Group Inc dated as of July 30, 2012

USACE	U.S. Army Corps of Engineers
VIE	Variable interest entity
WEC	BNFL USA Group Inc. (also referred to as Westinghouse Electric Company LLC) and Westinghouse Electric UK Limited and their subsidiaries
Westinghouse	Our Investment in Westinghouse, along with its subsidiaries
Westinghouse Bonds
The JPY 128.98 billion (equivalent to approximately $1.6 billion as of November 30, 2012) limited recourse bonds issued by NEH on October 13, 2006 and maturing on March 15, 2013, used to partially finance our Investment in Westinghouse.

Westinghouse Equity	Our 20% equity interest in Westinghouse, held by Nuclear Energy Holdings

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
(In thousands, except per share amounts)

	Three Months Ended
	2012	2011
Revenues	$1,369,204	$1,517,603
Cost of revenues	1,254,338	1,397,661
Gross profit	114,866	119,942
Selling, general and administrative expenses	63,699	69,477
Operating income	51,167	50,465
Interest expense	(1,731)	(1,652)
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	(9,891)	(10,410)
Interest income	1,634	2,152
Foreign currency transaction gains (losses) on Japanese Yen-denominated bonds, net	67,828	25,165
Other foreign currency transaction gains (losses), net	(341)	2,194
Other income (expense), net	1,048	468
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	109,714	68,382
Provision (benefit) for income taxes	41,795	24,928
Income (loss) before earnings (losses) from unconsolidated entities	67,919	43,454
Income from 20% Investment in Westinghouse, net of income taxes	4,245	5,266
Earnings (losses) from unconsolidated entities, net of income taxes	(1,252)	1,687
Net income (loss)	70,912	50,407
Less: Net income (loss) attributable to noncontrolling interests	1,143	1,163
Net income (loss) attributable to Shaw	$69,769	$49,244

Net income (loss) attributable to Shaw per common share:
Basic	$1.05	$0.69
Diluted	$1.03	$0.68

Weighted average shares outstanding:
Basic	66,504	71,341
Diluted	67,932	72,485

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
(In thousands)

	Three Months Ended
	2012	2011
Net income (loss)	$70,912	$50,407
Currency translation adjustment, net gain (loss) arising during period	(1,205)	(11,736)
Equity in unconsolidated entities’ other comprehensive income (loss), net of Shaw’s tax of $(8,124) and $3,957	12,868	(6,321)
Net derivatives gain (loss) on hedge transactions, net of tax of (2,707) and ($2,979)	4,288	4,758
Defined benefit plans
Change in unrecognized net actuarial pension gains (losses)	370	783
Change in unrecognized net prior service pension costs	—	11
Income taxes on unrecognized defined benefit plans	(85)	(196)
Total	285	598
Unrealized gain (loss) on available for sale securities, net of tax of $46 and $11	(73)	(17)
Comprehensive income (loss)	87,075	37,689
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,143	1,163
Comprehensive income (loss) attributable to Shaw	$85,932	$36,526

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

	November 30, 2012 (Unaudited)	August 31, 2012
ASSETS
Current assets:
Cash and cash equivalents ($74.6 million and $92.2 million related to variable interest entities (VIEs))	$941,431	$1,091,883
Restricted and escrowed cash and cash equivalents	12,985	9,187
Short-term investments ($3.0 million and $3.0 million related to VIEs)	255,591	296,732
Restricted short-term investments	19,882	24,161
Accounts receivable, including retainage, net ($45.9 million and $22.7 million related to VIEs)	473,372	416,489
Inventories	277,618	273,784
Costs and estimated earnings in excess of billings on uncompleted contracts, including claims	446,154	492,563
Deferred income taxes	296,447	351,494
Investment in Westinghouse	996,211	968,296
Prepaid expenses and other current assets	69,379	55,837
Total current assets	3,789,070	3,980,426

Investments in and advances to unconsolidated entities, joint ventures and limited partnerships	4,861	6,160
Property and equipment, net of accumulated depreciation of $390.3 million and $376.3 million	504,803	511,677
Goodwill	404,659	404,456
Intangible assets	2,770	2,939
Deferred income taxes	5,153	5,308
Other assets	81,264	96,487
Total assets	$4,792,580	$5,007,453

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$592,856	$683,645
Accrued salaries, wages and benefits	115,038	127,960
Other accrued liabilities	173,021	205,279
Advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	1,125,461	1,223,991
Japanese Yen-denominated bonds secured by Investment in Westinghouse	1,570,976	1,640,497
Interest rate swap contract on Japanese Yen-denominated bonds	6,375	13,370
Short-term debt and current maturities of long-term debt	10,140	10,416
Total current liabilities	3,593,867	3,905,158
Long-term debt, less current maturities	5,189	5,271
Deferred income taxes	58,444	49,887
Other liabilities	52,565	54,656
Total liabilities	3,710,065	4,014,972

Contingencies and commitments (Note 12)

Shaw shareholders’ equity:
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value, 200,000,000 shares authorized; 93,227,119 and 93,016,409 shares issued, respectively; and 66,635,878 and 66,425,168 shares outstanding, respectively	1,362,464	1,355,235
Retained earnings	597,140	527,371
Accumulated other comprehensive loss	(123,198)	(139,361)
Treasury stock, 26,591,241 and 26,591,241 shares, respectively	(791,868)	(791,868)
Total Shaw shareholders’ equity	1,044,538	951,377
Noncontrolling interests	37,977	41,104
Total equity	1,082,515	992,481
Total liabilities and equity	$4,792,580	$5,007,453

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
	2012		2011
	Shares	Amount	Shares	Amount

Preferred stock	—	$—	—	$—

Common stock
Balance September 1	93,016,409	$1,355,235	91,711,102	$1,321,278
Exercise of stock options	127,768	2,983	30,040	519
Shares exchanged for taxes on stock based compensation	(44,206)	(1,945)	(2,264)	(50)
Tax benefit on stock based compensation		1,427	—	37
Stock-based compensation	127,148	4,764	7,390	8,157
Balance November 30	93,227,119	$1,362,464	91,746,268	$1,329,941

Retained earnings
Balance September 1		$527,371		$328,455
Net income (loss) attributable to Shaw		69,769		49,244
Balance November 30		$597,140		$377,699

Accumulated other comprehensive income (loss)
Currency translation adjustment
Balance September 1		$(26,159)		$(3,652)
Change during year		(1,205)		(11,736)
Balance November 30		$(27,364)		$(15,388)
Equity in unconsolidated entities' pre-tax and other comprehensive income (loss), net of Shaw’s tax
Balance September 1		$(68,777)		$(50,724)
Change during year		12,868		(6,321)
Balance November 30		$(55,909)		$(57,045)
Unrealized gain (loss) on hedging activities
Balance September 1		$(8,167)		$(16,558)
Change during year		4,288		4,758
Balance November 30		$(3,879)		$(11,800)
Unrealized net holding gain (loss) on securities
Balance September 1		$(24)		$(50)
Change during year		(73)		(17)
Balance November 30		$(97)		$(67)
Pension and other postretirement benefit plans
Balance September 1		$(36,234)		$(33,938)
Change during year		285		598
Balance November 30		$(35,949)		$(33,340)
Balance November 30		$(123,198)		$(117,640)

Treasury stock at cost
Balance September 1	(26,591,241)	$(791,868)	(20,404,720)	$(639,704)
Purchases under repurchase plans	—	—	—	—
Shares exchanged for taxes on stock-based compensation	—	—	(954)	(21)
Balance November 30	(26,591,241)	$(791,868)	(20,405,674)	$(639,725)

Total Shaw shareholders’ equity at November 30		$1,044,538		$950,275

Noncontrolling interests
Balance September 1		$41,104		$32,147
Net income (loss)		1,143		1,163
Distributions to noncontrolling interests		(4,270)		(900)
Contributions from noncontrolling interests		—		3,075
Adjustment for deconsolidation of VIE(s)		—		—
Balance November 30		$37,977		$35,485

Total equity at November 30		$1,082,515		$985,760

See accompanying notes to consolidated financial statements.

THE SHAW GROUP INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2012 AND 2011
(In thousands)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$70,912	$50,407
Adjustments to reconcile net gain (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,859	18,501
(Benefit from) provision for deferred income taxes	49,505	17,009
Stock-based compensation expense	11,653	9,870
(Earnings) losses from unconsolidated entities, net of taxes	(2,993)	(6,953)
Distributions from unconsolidated entities	832	2,128
Taxes paid upon net-share settlement of equity awards	(1,945)	(50)
Excess tax benefits from stock based compensation	(1,423)	(112)
Foreign currency transaction (gains) losses, net	(67,487)	(27,359)
Other noncash Items	281	995
Changes in assets and liabilities, net of effects of acquisitions and consolidation of variable interest entities:
(Increase) decrease in accounts receivables	(59,182)	36,658
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts, including claims	45,260	12,501
(Increase) decrease in inventories	(3,931)	(18,912)
(Increase) decrease in other current assets	(1,110)	25,972
Increase(decrease) in accounts payable	(93,075)	(78,155)
Increase (decrease) in accrued liabilities	(52,357)	(44,724)
Increase (decrease) in advanced billings and billings in excess of costs and estimated earnings on uncompleted contracts	(98,589)	(128,628)
Net change in other assets and liabilities	3,079	(10,044)
Net cash provided by (used in) operating activities	$(183,711)	$(140,896)

Cash flows from investing activities:
Purchases of property and equipment	(10,062)	(24,307)
Proceeds from sale of businesses and assets, net of cash surrendered	772	1,599
Investment(s) in unconsolidated subs	(1,529)	—
Cash deposited into restricted and escrowed cash	(8,556)	(10,010)
Cash withdrawn from restricted and escrowed cash	9,188	17,608
Purchases of short-term investments	(129)	(75,104)
Proceeds from sale and redemption of short-term investments	41,010	58,003
Purchases from sale of restricted short term investments	(19)	—
Proceeds from sale of restricted short term investments	—	138,851
Net cash provided by (used in) investing activities	$30,675	$106,640

Cash flows from financing activities:
Purchase of treasury stock	—	(21)
Repayment of debt and capital leases	(104)	(85)
Payment of deferred financing costs	—	(16)
Issuance of common stock	2,983	519
Excess tax benefits from exercise of stock options and vesting of restricted stock	1,423	112
Contributions received from noncontrolling interest	—	3,075
Distributions paid to noncontrolling interest	(4,270)	(900)
Net cash provided by (used in) financing activities	$32	$2,684

Effects of foreign exchange rate changes on cash	2,552	(5,462)
Net change in cash and cash equivalents	$(150,452)	$(37,034)

Cash and cash equivalents — beginning of period	$1,091,883	$674,080
Cash and cash equivalents — end of period	$941,431	$637,046

See accompanying notes to consolidated financial statements

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

Basis of Presentation and Preparation

The accompanying consolidated financial statements include the accounts of The Shaw Group Inc., its wholly-owned and majority owned subsidiaries and any variable interest entities (VIEs) of which we are the primary beneficiary (See Note 7 —Equity Method Investments and Variable Interest Entities). When we do not have a controlling interest in an entity but exert a significant influence over the entity, we apply the equity method of accounting. The cost method is used when we do not have the ability to exert significant influence. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements as of November 30, 2012 and for the three month periods ended November 30, 2012 and 2011, are unaudited. The consolidated balance sheet as of August 31, 2012, was derived from the audited balance sheet filed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 (2012 Form 10-K). In management’s opinion, all adjustments necessary for a fair presentation of the Company’s consolidated financial statements for the interim and prior period results have been made. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in our 2012 Form 10-K.

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

Actual results could differ materially from those estimates, and the foregoing interim results are not necessarily indicative of results for any other interim period or for the full fiscal year ending August 31, 2013.

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

On August 31, 2012, we completed our divestiture of substantially all of the business of the E&C segment to Technip S.A. (the “E&C Sale”). The financial statements for the three month period ended November 30, 2011 include operations that were sold in the E&C Sale, whereas the financial statements as of and for the three month period ended November 30, 2012 and the consolidated balance sheet as of August 31, 2012 do not include these sold operations.

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

Recently Adopted Accounting Pronouncement

In June 2011, the FASB issued ASU 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 also required an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. However, in December 2011, the FASB issued ASU 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which effectively deferred the ASU 2011-05 requirements related to the presentation of reclassification adjustments. We adopted ASU 2011-05 and ASU 2011-12 effective September 1, 2012. The adoption of ASU 2011-05 and ASU 2011-12 did not have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. We adopted ASU 2011-08 effective September 1, 2012. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02 – Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 provides an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. We adopted ASU 2012-02 effective September 1, 2012. The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements.

Proposed Transaction Agreement

On July 30, 2012, we announced that we signed a Transaction Agreement with Chicago Bridge & Iron Company N.V. (CB&I)  under which CB&I will acquire us in a cash and stock transaction valued at approximately $3.3 billion based on the trading price of CB&I common stock as of December 20, 2012 (Transaction Agreement). Under the terms of the Transaction Agreement, CB&I will acquire Shaw for $41.00 in cash and 0.12883 shares of CB&I common stock for each common share of Shaw stock owned.

We currently expect to complete the Transaction during the first quarter of calendar 2013. The CB&I shareholders approved the Transaction on December 18, 2012 and our shareholders approved the Transaction on December 21, 2012. The Transaction is also subject to a pending regulatory approval.

The Transaction is also subject to a number of additional conditions, including, but not limited to, the consummation of the sale to Technip S.A. of substantially all of the E&C business, which was completed on August 31, 2012; the valid exercise of the Westinghouse Put Options, which were exercised on October 6, 2012; our possession of at least $800 million of unrestricted cash (as “Unrestricted Cash” is defined in the Transaction Agreement), as of the closing date; EBITDA ( “Company EBITDA” as defined in the Transaction Agreement) for the period of four consecutive fiscal quarters ending prior to the closing date of the Transaction of not less than $200 million; and net indebtedness for borrowed money (“Net Indebtedness for Borrowed Money” as defined in the Transaction Agreement) not exceeding $100 million as of the closing date of the Transaction.

Following our announcement of the signed Transaction Agreement, several shareholders filed purported class action lawsuits against Shaw, its directors, CB&I, and in some cases, against CB&I’s acquisition subsidiary. See Note 12 – Contingencies and Commitments for additional information.

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

Corporate bonds – We evaluate our corporate debt securities based on a variety of factors including, but not limited to, the credit rating of the issuer. Our corporate debt securities are publicly traded debt rated at least A/A2 or better by S&P and/or Moody's, respectively, with maturities up to two years at the time of purchase. Any losses in this category are primarily due to market liquidity.

At November 30, 2012, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet Classifications

	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$799,108	$—	$—	$799,108	$799,107	$—
Money market mutual funds	63,327	—	—	63,327	63,327	—
Certificates of deposit	293,200	—	(690)	292,510	78,997	213,514
Available-for-sale securities:
Bond mutual funds	20,863	—	(237)	20,626	—	20,626
Corporate bonds	21,366	86	(1)	21,451	—	21,451
Total	$1,197,864	$86	$(928)	$1,197,022	$941,431	$255,591

At August 31, 2012, the components of our cash, cash equivalents and short-term investments were as follows (in thousands):

					Balance Sheet Classifications

	Cost Basis	Unrealized Gain	Unrealized (Loss)	Recorded Basis	Cash and Cash Equivalents	Short-term Investments

Cash	$932,628	$—	$—	$932,628	$932,628	$—
Money market mutual funds	154,982	—	—	154,982	154,982	—
Certificates of deposit	257,766	—	—	257,766	4,273	253,493
Available-for-sale securities:
Bond mutual funds	20,734	—	(69)	20,665	—	20,665
Corporate bonds	22,537	46	(9)	22,574	—	22,574
Total	$1,388,647	$46	$(78)	$1,388,615	$1,091,883	$296,732

Gross realized gains and losses from sales of available-for-sale securities are determined using the specific identification method and are included in other income (expense), net. During the three months ended November 30, 2012 and 2011, the proceeds and realized gains and losses were as follows (in thousands):

	2012	2011
Proceeds	$1,010	$5,617
Realized gains	$10	$1
Realized losses	$—	$—

There were no transfers of securities between available-for-sale and trading classifications during the three months ending November 30, 2012.

We evaluate whether unrealized losses on investments in securities are other-than-temporary, and if we believe the unrealized losses are other-than-temporary, we record an impairment charge. There were no other-than-temporary impairment losses recognized during the three months ended November 30, 2012 or 2011.

At November 30, 2012, maturities of corporate bonds classified as available-for-sale were as follows (in thousands):

	Cost Basis	Estimated Fair Value
Due in one year or less	$12,144	$12,161
Due in one to two years	9,222	9,290
Total	$21,366	$21,451

Note 3 — Restricted and Escrowed Cash and Cash Equivalents and Restricted Short-term Investments

At November 30, 2012, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$2,573	$—	$2,573	$—
Money market mutual funds	10,412	—	10,412	—
Trading securities:
Stock and bond mutual funds	8,582	607	—	8,582
U.S. government and agency securities	600	(17)	—	600
Corporate bonds	10,700	(453)	—	10,700
Total	$32,867	$137	$12,985	$19,882

At August 31, 2012, the components of our restricted and escrowed cash and cash equivalents and restricted short-term investments were as follows (in thousands):

			Balance Sheet Classification
	Recorded Basis	Holding Period (Loss)	Restricted and Escrowed Cash and Cash Equivalents	Restricted Short-term Investments
Cash	$3,259	$—	$3,259	$—
Money market mutual funds	5,928	—	5,928	—
Certificates of deposit	—	—	—	—
Trading securities:
Stock and bond mutual funds	9,506	692	—	9,506
U.S. government and agency securities	603	(14)	—	603
Corporate bonds	14,052	(529)	—	14,052
Total	$33,348	$149	$9,187	$24,161

Our restricted and escrowed cash and cash equivalents and restricted short-term investments were restricted for the following (in thousands):

	November 30, 2012	August 31, 2012
Contractually required by projects	$996	$1,628
Voluntarily used to secure letters of credit	—	—
Secure contingent obligations in lieu of letters of credit	—	—
Assets held in trust and other	31,871	31,720
Total	$32,867	$33,348

We may voluntarily cash collateralize certain letters of credit if the bank fees avoided on those letters of credit exceed the return on other investment opportunities, as we have done so in prior years. However, we had no such collateralization as of November 30, 2012 and August 31, 2012.

Note 4 — Fair Value Measurements

We follow the authoritative guidance set forth in ASC 820 – Fair Value Measurements and Disclosures, for fair value measurements relating to financial and nonfinancial assets and liabilities, including presentation of required disclosures in our consolidated financial statements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance also establishes a fair value hierarchy, which requires maximizing the use of observable inputs when measuring fair value.

The three levels of inputs that may be used are:

       Level 1: Quoted market prices in active markets for identical assets or liabilities.
       Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
       Level 3: Significant unobservable inputs that are not corroborated by market data.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

At November 30, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$213,514	$—	$213,514	$—
Stock and bond mutual funds (a)	29,208	29,208	—	—
U.S. government and agency securities	600	—	600	—
Corporate bonds	32,151	—	32,151	—
Total	$275,473	$29,208	$246,265	$—

Liabilities:
Interest rate swap contract	$6,375	$—	$6,375	$—
Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$401	$—	$401	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$1	$—	$1	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

At August 31, 2012, our financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

		Fair Value Measurements Using
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term and Restricted Short-term Investments
Certificates of deposit	$253,493	$—	$253,493	$—
Stock and bond mutual funds (a)	30,171	30,171	—	—
U.S. government and agency securities	603	—	603	—
Corporate bonds	36,626	—	36,626	—
Total	$320,893	$30,171	$290,722	$—

Liabilities:
Interest rate swap contract	$13,370	$—	$13,370	$—
Derivatives Not Designated as Hedging Instruments:
Other Current Assets
Foreign currency forward assets	$1,482	$—	$1,482	$—
Other Accrued Liabilities
Foreign currency forward liabilities	$158	$—	$158	$—

(a)	This class includes investments in a mutual fund that invests at least 80% of its assets in short-term bonds issued or guaranteed by U.S. government agencies and instrumentalities.

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

Effects of Derivative Instruments on Income and Other Comprehensive Income

Gains and losses related to derivative instruments have been recognized as follows (in millions):

		November 30,
	Location of Gain (Loss) Recognized in Income on Derivatives	2012	2011
Derivatives Designated as Hedging Instruments:
Interest rate swap contract	Other comprehensive income (loss)	$4.3	$4.8
Derivatives Not Designated as Hedging Instruments:
Foreign currency forward contracts	Other foreign currency transactions gains (losses), net	$(0.4)	$(2.7)

Note 5 —Accounts Receivable, Concentrations of Credit Risk and Inventories

Accounts Receivable

Our accounts receivable, including retainage, net, were as follows (in thousands):

	November 30, 2012	August 31, 2012
Trade accounts receivable, net	$458,432	$405,061
Unbilled accounts receivable	7,701	821
Retainage	7,239	10,607
Total accounts receivable, including retainage, net	$473,372	$416,489

Analysis of the change in the allowance for doubtful accounts follows (in thousands):

2012
Beginning balance, September 1	$16,804
Increased provision	2,560
Write offs	(1,652)
Recovery	(204)
Other	(109)
Ending balance, November 30	$17,399

Included in our trade accounts receivable, net at November 30, 2012 and August 31, 2012, were approximately $9.0 million of outstanding invoices due from a local government entity resulting from revenues earned in providing disaster relief, emergency response and recovery services. The local government entity challenged the appropriateness of our invoiced amounts, but recently we reached an agreement with the entity that, if the terms are met, will resolve the collection of outstanding invoices and the litigation. Pursuant to this agreement, the local government entity has submitted a request for federal funding necessary to satisfy the net outstanding accounts receivable amount. While the terms of the agreement are in place, the litigation with the government entity has been stayed for up to nine months. The amounts we ultimately collect could differ materially from amounts currently recorded.

Concentrations of Credit

Amounts due from U.S. government agencies or entities were $41.0 million and $51.0 million at November 30, 2012, and August 31, 2012, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts include $218.5 million and $242.8 million at November 30, 2012, and August 31, 2012, respectively, related to the U.S. government agencies and related entities.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in-first-out (FIFO) or weighted-average cost methods. Cost includes material, labor and overhead costs. Inventories are reported net of the allowance for excess or obsolete inventory. Major components of inventories were as follows (in thousands):

	November 30, 2012			August 31, 2012
	Weighted Average	FIFO	Total	Weighted Average	FIFO	Total
Raw materials	$14,742	$145,094	$159,836	$19,355	$139,178	$158,533
Work in process	2,952	34,776	37,728	3,679	30,278	33,957
Finished goods	80,054	—	80,054	81,294	—	81,294
Total	$97,748	$179,870	$277,618	$104,328	$169,456	$273,784

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

Put Option Agreements

In connection and concurrent with the acquisition of our Investment in Westinghouse, we entered into JPY-denominated Put Option Agreements (Put Options) that provide us an option to sell all or part of our 20% equity interest in Westinghouse to Toshiba for approximately 97% of the original JPY-equivalent purchase price, approximately 124.7 billion JPY. Under its terms, the Put Options are exercisable through February 28, 2013, but covenants under the Westinghouse Bonds required us to exercise the Put Option on the date that is 160 days prior to March 15, 2013, (October 6, 2012) if, by such date, the Westinghouse Bonds have not been repaid. The Put Options provided financial support to NEH to issue the Westinghouse Bonds on a non-recourse basis to us (except NEH) as the Westinghouse Bonds are collateralized exclusively by the security addressed below in the section “Westinghouse Bonds.” If, due to legal reasons or other regulatory constraints, Toshiba cannot take possession of the shares upon our exercise of the Put Options, Toshiba is required to provide security for the Westinghouse Bonds for a period of time and may delay the transfer of ownership and settlement of the Westinghouse Bonds by NEH. The Put Options may only be exercised once, and any proceeds received from the Put Options must be used to repay the Westinghouse Bonds.

On October 6, 2012, NEH exercised its Put Options to sell the Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, on January 4, 2013, with the proceeds deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013.

The Put Options exercise price is JPY-denominated, so the trust will receive approximately 124.7 billion JPY. The Put Options, along with the Principal LC (defined below), substantially mitigate the risk to the holders of the Westinghouse Bonds that the JPY to U.S. dollar exchange rate changes could result in a shortfall of proceeds upon exercise of the Put Options for repayment of the Westinghouse Bonds.

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

Shareholder Agreement and Dividend Policy

On October 4, 2006, NEH entered into shareholder agreements with respect to the Acquisition Companies setting forth certain agreements regarding the capitalization, management, control and other matters relating to the Acquisition Companies. Under the shareholder agreements, the Acquisition Companies will distribute agreed percentages, no less than 65%, but not to exceed 100%, of the net income of Westinghouse to its shareholders as dividends. The shares owned by NEH will be entitled to limited preferences with respect to dividends to the extent that targeted minimum dividends are not distributed. The intent of this policy is that for each year of the first six years we hold our 20% equity investment in Westinghouse we expect to receive a minimum of approximately $24.0 million in dividends. To the extent the targeted dividend amount during this period is not paid or an amount less than the target is paid, we retain the right to receive any annual shortfall to the extent Westinghouse earns net income equal to or exceeding the targeted income in the future. Our right to receive any shortfalls between the targeted dividends to which we are entitled and those actually paid by Westinghouse during the first six years of our investment (or such shorter period in the event of earlier termination) survives the exercise or expiration of the Put Options or the sale of our Westinghouse Investment, although this right is dependent on Westinghouse earning net income equal to or exceeding the target income at some future time. NEH has received dividends totaling approximately $119.4 million to date. Dividends received are accounted for as a reduction of NEH’s Investment in Westinghouse carrying value. Shortfalls in target minimum Westinghouse dividends are not recorded in our financial statements until declared by Westinghouse. We will be entitled to receive dividends associated with our Westinghouse investment until the settlement of the Put Option, January 4, 2013. However, any dividend shortfall will continue to be payable to us. At November 30, 2012, the dividend shortfall totaled approximately $12.6 million.

Westinghouse Bonds

The proceeds from the issuance of the Westinghouse Bonds was approximately $1.0 billion, net of original issue discount. The Westinghouse Bonds are non-recourse to us and our subsidiaries, except NEH, and are secured by the assets of and 100% of our ownership in NEH, its Westinghouse Equity, the Put Options, a letter of credit for approximately $52.4 million at November 30, 2012, established by us for the benefit of NEH related to the principal on the Westinghouse Bonds (the Principal LC) and the additional letters of credit for approximately $18.2 million at November 30, 2012, for the benefit of NEH related to interest on the Westinghouse Bonds (the Interest LC). The Interest LC automatically renewed in declining amounts equal to the interest remaining to be paid over the life of the Westinghouse Bonds, until we exercised the Put Options on October 6, 2012, which requires the payment of the Westinghouse Bonds. The Westinghouse Bonds were issued in two tranches, a floating-rate tranche and a fixed-rate tranche, and will mature March 15, 2013. We entered into contracts to fix the JPY-denominated interest payments on the floating rate tranche. (See Note 9 — Debt and Revolving Lines of Credit for additional discussion of the accounting for these contracts.) Other than the Principal LC and the Interest LC delivered at the closing of the Westinghouse Bonds and an agreement to reimburse Toshiba for amounts related to possible changes in tax treatment, we are not required to provide any additional letters of credit or cash to or for the benefit of NEH.

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

ASC 810-10, as amended, requires that we continuously assess whether we are the primary beneficiary of our VIEs. Accordingly, we analyzed all of our VIEs at November 30, 2012, and classified them into two groups:

•	Joint ventures that should be consolidated because we hold the majority voting interest or because they are VIEs and we are the primary beneficiary, and

•	Joint ventures that should not be consolidated because we hold a minority voting interest or because they are VIEs, but we are not the primary beneficiary.

Consolidated Joint Ventures

The following table presents the total assets and liabilities of our consolidated joint ventures (in thousands):

	November 30, 2012	August 31, 2012
Cash and cash equivalents	$74,569	$92,176
Net accounts receivable	45,894	22,664
Other current assets	154,246	185,124
Non-current assets	47,845	57,277
Total assets	$322,554	$357,241

Accounts and subcontractors payable	$64,629	$69,619
Billings in excess of costs and accrued earnings	23,747	24,315
Accrued expenses and other	108,159	101,826
Total liabilities	$196,535	$195,760

Total revenues of the consolidated ventures were $195.3 and $206.0 million for the three months ended November 30, 2012 and 2011, respectively.

For the three months ended November 30, 2012 and 2011, there were no material changes in our ownership interests in our consolidated joint ventures. In addition, we have immaterial amounts of other comprehensive income attributable to the noncontrolling interests.

Generally, the assets of our consolidated joint ventures are restricted for use only in the joint venture and are not available for general corporate purposes.

Unconsolidated Joint Ventures

We use the equity method of accounting for our unconsolidated joint ventures. Under GAAP, use of the equity method is appropriate in circumstances in which an investor has the ability to exercise significant influence over the operating and financial policies of an investee. GAAP presumes significant influence exists as a result of holding an investment of 20% or more in the voting stock of an investee, absent predominant evidence to the contrary. Management must exercise its judgment in determining whether a minority holder has the ability to exercise significant influence over the operating and financial policies of an investee. Under the equity method, we recognize our proportionate share of the net earnings of these joint ventures in two line items, Income from 20% Investment in Westinghouse, net of income taxes and Earnings (losses) from other unconsolidated entities, net of income taxes, in our consolidated statements of operations.

Investment in Westinghouse

Our most significant investment accounted for under the equity method is our wholly owned, special purpose subsidiary Nuclear Energy Holdings’ (NEH) 20% equity interest in Westinghouse. Factors supporting our assessment that we have the ability to exercise significant influence within Westinghouse include: (i) our CEO’s position as one of three Directors on the Boards of Directors of the companies comprising Westinghouse and ongoing participation in these Boards’ deliberations; (ii) NEH’s right to appoint a representative to an advisory committee (the Owner Board), whose functions are to advise as to the administration and supervision of matters regarding the Westinghouse Group and provide advice on other matters, including supervision of the business, and our ongoing exercise of that right; (iii) the material number of consortium agreements we have entered into with Westinghouse over time; (iv) our participation in periodic Westinghouse management reviews; and (v) the requirement that the Owner Board review and approve certain defined business transactions. We review the accounting treatment for this investment on a quarterly basis. Based upon our analysis of these factors and our expectations for the future, we concluded that no change from the equity method of accounting is warranted at November 30, 2012. We expect to continue accounting for this investment under the equity method until the put is settled and our investment is sold on or before January 4, 2013.

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis with a March 31 fiscal year end. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. We record our 20% interest of the equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse two months in arrears of our current periods. Under this policy, Westinghouse’s operating results for the three months ended September 30, 2012, and September 30, 2011, are included in our financial results for the three months ended November 30, 2012 and 2011, respectively.

Summarized unaudited income statement information for Westinghouse, before applying our Westinghouse Equity Interest, was as follows (in thousands):

	Three Months Ended
Statements of Operations	September 30, 2012 (unaudited)	September 30, 2011 (unaudited)
Revenues	$1,183,516	$1,082,174
Gross profit	223,690	221,274
Income from continuing operations before income taxes	37,608	44,626
Net income attributable to shareholders	38,292	42,814

Our investments in and advances to unconsolidated entities, joint ventures and limited partnerships and our overall percentage ownership of these ventures that are accounted for under the equity method were as follows (in thousands, except percentages):

	Ownership Percentage			November 30, 2012	August 31, 2012
Investment in Westinghouse		20%		$996,211	$968,296
Other	5%	-	50%	4,861	6,160
Total investments in and advances to unconsolidated entities, joint ventures and limited partnerships				$1,001,072	$974,456

Earnings (losses) from unconsolidated entities, net of income taxes, are summarized as follows (in thousands):

	Three Months Ended
	2012	2011
Investment in Westinghouse, net of income taxes of $2,680 and $3,297, respectively	$4,245	$5,266
Other unconsolidated entities, net of income taxes of $(750) and $1,057, respectively	(1,252)	1,687
Total earnings (losses) from unconsolidated entities, net income of taxes	$2,993	$6,953

In fiscal year 2012, the Company teamed with NET Power, Exelon and Toshiba to begin development of a new gas-fired power generation technology called NET Power that will produce cost-effective power with little to no air emissions. The new technology is based on a high-pressure supercritical carbon dioxide oxyfuel power cycle. The primary byproduct is pipeline quality, high-pressure carbon dioxide, which can be used for enhanced oil recovery. We will acquire up to 50 percent of the NET Power LLC through a commitment to invest up to $50.4 million, contingent upon demonstration of technological feasibility, and will have exclusive rights to engineer, procure and construct NET Power plants. During fiscal year 2012, we invested $2.5 million pre-tax, including $2.3 million in cash and $0.2 million in in-kind engineering services. In the first quarter of fiscal year 2013, we invested an additional $1.5 million pre-tax for a 9.1% interest in NET Power LLC, including $1.2 million in cash and $0.3 million in in-kind engineering services. These cash and in-kind contributions were impaired and recorded as a component of loss from unconsolidated subsidiaries in the period invested, as technological feasibility associated with the development project has not been established.

Note 8 — Goodwill and Other Intangibles

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (March 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. During the three months ended November 30, 2012, no events occurred that indicated our goodwill might be impaired.

The following table reflects the changes in the carrying value of goodwill by segment from August 31, 2012 to November 30, 2012 (in thousands):

	Power	Plant Services	E&I	F&M	Total
Balance at August 31, 2012	$139,177	$42,027	$206,888	$16,364	$404,456
Acquisitions and related adjustments	—	—	—	—	—
Currency translation adjustment	—	—	(80)	283	203
Balance at November 30, 2012	$139,177	$42,027	$206,808	$16,647	$404,659

The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. We had tax-deductible goodwill of approximately $43.3 million and $46.5 million at November 30, 2012 and August 31, 2012, respectively. The difference between the carrying value of goodwill and the amount deductible for taxes is primarily due to the amortization of goodwill allowable for tax purposes.

Other Intangible Assets

The gross carrying values and accumulated amortization of amortizable intangible assets are presented below (in thousands):

	Proprietary Technologies, Patents and Tradenames		Client Relationships
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Balance at August 31, 2012	$2,658	$(2,028)	$4,954	$(2,645)
Currency translation adjustments	(1)	(2)	(5)	(104)
Amortization	—	(57)	—	—
Balance at November 30, 2012	$2,657	$(2,087)	$4,949	$(2,749)

The following table presents the scheduled future annual amortization for our intangible assets not associated with contract adjustments (in thousands):

	Proprietary Technologies, Patents and Tradenames	Client Relationships
Remainder of fiscal year 2013	$272	$314
2014	163	419
2015	90	419
2016	45	419
2017	—	419
Thereafter	—	210
Total	$570	$2,200

Note 9 — Debt and Revolving Lines of Credit

Our debt (including capital lease obligations) consisted of the following (in thousands):

	November 30, 2012		August 31, 2012
	Short-term	Long-term	Short-term	Long-term
0%-3.7% interest vendor financing contracts, 2.3%-3.7% imputed interest, due December 2012-December 2013	$6,253	$5,010	$6,586	$4,982
Debt of consolidated joint venture: 6% interest, due January 2013	3,450	—	3,400	—
Capital lease obligations	437	179	430	289
Subtotal	$10,140	$5,189	$10,416	$5,271
Westinghouse Bonds (see description below)	1,570,976	—	1,640,497	—
Total	$1,581,116	$5,189	$1,650,913	$5,271

Westinghouse Bonds

On October 13, 2006, NEH, our wholly owned, special purpose subsidiary, issued JPY 128.98 billion (equivalent to approximately $1.1 billion at the time of issuance) principal amount limited recourse bonds, maturing March 15, 2013, at a discount receiving approximately $1.0 billion in proceeds, excluding offering costs. NEH used the proceeds of these bonds to purchase the Westinghouse Equity for approximately $1.1 billion. The Westinghouse Bonds are limited recourse to us (except to NEH), are governed by the Bond Trust Deed and are collateralized primarily by the Westinghouse Equity, the JPY-denominated Put Options between NEH and Toshiba and the Principal LC and Interest LC, which cover interest owed to bond holders and the 3.3% principal exposure.

The holders of the Westinghouse Bond had the ability to cause us to put our Westinghouse Equity back to Toshiba as a result of the occurrence of a “Toshiba Event” (as defined under the Bond Trust Deed) that occurred in May 2009. A Toshiba Event is not an event of default or other violation of the Bond Trust Deed or the Put Option Agreements, but due to the Toshiba Event, the Westinghouse Bond holders had an opportunity to direct us to exercise the Put Options, through which we would have received the pre-determined JPY-denominated put price whose proceeds must be used to pay off the JPY-denominated Westinghouse Bond debt. To do so, a “supermajority” of the Westinghouse bond holders representing a majority of not less than an aggregate 75% of the principal amount outstanding must have passed a resolution instructing the bond trustee to direct us to exercise the Put Options.

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

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the bonds for JPY 124.7 billion, which was approximately $1,519.1 million at November 30, 2012. NEH will fund the 3.3 percent shortfall of the principal amount of the bonds of JPY 4.3 billion, which was approximately $51.9 million at November 30, 2012. We may recognize a non-operating gain once the Put Options are settled, resulting principally from foreign exchange movements. If the bonds would have been repaid at November 30, 2012, from an early exercise of the Put Options, the gain would have been approximately $430.1 million pre-tax. The actual gain or loss will be determined at settlement.

Because any proceeds from the repurchase of the Westinghouse Equity (including funds received in connection with settlement of the Put Options) must be used to repay the Westinghouse Bonds, ultimate settlement of the Westinghouse Bonds may be significantly influenced by Toshiba’s financial condition as well as conditions in the general credit markets.

The exchange rates of the JPY to the USD at November 30, 2012, and August 31, 2012 were 82.1 and 78.6.

The Westinghouse Bonds consisted of the following (in thousands):

	November 30, 2012	August 31, 2012
Westinghouse Bonds, face value 50.98 billion JPY due March 15, 2013; interest only payments; coupon rate of 2.20%;	$426,875	$426,875
Westinghouse Bonds, face value 78 billion JPY due March 15, 2013; interest only payments; coupon rate of 0.70% above the six-month JPY LIBOR rate (0.30% at November 30, 2012)	653,125	653,125
Increase in debt due to foreign currency transaction adjustments since date of issuance	490,976	560,497
Total Westinghouse debt	$1,570,976	$1,640,497

On October 16, 2006, we entered into an interest rate swap agreement through March 15, 2013, in the aggregate notional amount of JPY 78 billion. We designated the swap as a hedge against changes in cash flows attributable to changes in the benchmark interest rate. Under the agreement, we make fixed interest payments at a rate of 2.398%, and we receive a variable interest payment equal to the six-month JPY London Interbank Offered Rate (LIBOR) plus a fixed margin of 0.70%, effectively fixing our interest rate on the floating rate portion of the JPY 78 billion Westinghouse Bonds at 2.398%. At November 30, 2012 and August 31, 2012, the fair value of the swap totaled approximately $6.4 million and $13.4 million, respectively, and is included as a current liability and in accumulated other comprehensive loss, net of deferred taxes, in the accompanying consolidated balance sheets. There was no material ineffectiveness of our interest rate swap for the three months ended November 30, 2012.

Credit Facility

On June 15, 2011, we entered into an unsecured second amended and restated credit agreement (Facility) with a group of lenders that effectively terminated an earlier agreement. The Facility provides lender commitments up to $1,450.0 million, all of which may be available for the issuance of performance letters of credit. The Facility has a sublimit of $1,250.0 million that may be available for the issuance of financial letters of credit and / or borrowings for working capital needs and general corporate purposes.

At November 30, 2012 the amount of the Facility available for financial letters of credit and/or revolving credit loans was $888.5 million, which is equal to the lesser of: (i)  $1,218.0 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($150.8 million) less outstanding financial letters of credit ($81.2 million); (ii) $1,168.8 million, representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($81.2 million); or (iii)  $888.5 million, representing the maximum additional borrowings allowed under the leverage ratio covenant (as defined below) contained in the Facility.

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

The Facility limits our ability to declare or pay dividends or make any distributions of capital stock (other than stock splits or dividends payable in our own capital stock) or redeem, repurchase or otherwise acquire or retire any of our capital stock. The Facility permits us to make stock repurchases or dividend payments of up to $500.0 million so long as, after giving effect to such purchases or payments, our unrestricted cash and cash equivalents is at least $500.0 million. We are limited to aggregate dividend payments and/or stock repurchases during the life of the Facility up to $500.0 million. In situations where our unrestricted cash and cash equivalents is less than $500.0 million, our ability to pay dividends or repurchase our shares is limited to $50.0 million per fiscal year. The payment of cash dividends is restricted if an event of default has occurred and is continuing under the Facility. The Facility also contains certain restrictions regarding share repurchases. While we continue to have an open authorization from our Board to repurchase up to $326.1 million in shares, subject to Facility limitations, the Transaction Agreement contains covenants that further restrict our ability to repurchase shares.

The total amount of fees associated with letters of credit issued under the Facility were approximately $1.8 million and $2.0 million for the three months ended November 30, 2012 and 2011, respectively, which includes commitment fees associated with unused credit line availability of approximately $0.9 million and $0.9 million, respectively.

For the three months ended November 30, 2012 and 2011, we recognized $0.6 million and $0.6 million, respectively, of interest expense associated with the amortization of financing fees related to our Facility. At November 30, 2012 and August 31, 2012, unamortized deferred financing fees related to our Facility were approximately $8.7 million and $9.4 million, respectively.

At November 30, 2012, we were in compliance with the financial covenants contained in the Facility.

Other Revolving Lines of Credit

Shaw-Nass, a consolidated VIE located in Bahrain, has an available credit facility (Bahrain Facility) with a total capacity of 3.0 million Bahraini Dinars (BHD) or approximately $8.0 million, of which BHD 1.5 million is available for bank guarantees and letters of credit. At November 30, 2012, Shaw-Nass had no borrowings under its revolving line of credit and approximately $0.7 million in outstanding bank guarantees under the Bahrain facility. The interest rate applicable to any borrowings is a variable rate (1.25% at November 30, 2012) plus 3.00% per annum. We have provided a 50% guarantee related to the Bahrain facility.

We have uncommitted, unsecured standby letter of credit facilities with banks outside of our Facility. Fees under these facilities are paid quarterly. At November 30, 2012 and August 31, 2012, there were $82.5 million of letters of credit outstanding under these facilities.

Note 10 — Income Taxes

Our consolidated effective tax rate was 38% and 36% as applied to income (loss) before income taxes and earnings (losses) from unconsolidated entities for the first quarter of fiscal years 2013 and 2012, respectively. In determining the quarterly provision for income taxes, we use an estimated annual effective tax rate based on forecasted annual pre-tax income and permanent items, statutory tax rates and tax planning opportunities in the various jurisdictions in which we operate.

The impact of significant discrete items is separately recognized in the quarter in which they occur. We recognize foreign currency gains and losses on the Japanese Yen-denominated Westinghouse Bonds as discrete items in each reporting period due to their volatility and the difficulty in estimating such gains and losses reliably.

We expect the fiscal year 2013 annual effective tax rate, excluding discrete items, applicable to forecasted income before income taxes and earnings (losses) from unconsolidated entities to be approximately 37%. Significant factors that could impact the annual effective tax rate include management’s assessment of certain tax matters, the location and amount of our taxable earnings, changes in certain non-deductible expenses and expected credits.

Under ASC 740-10, we provide for uncertain tax positions, and the related interest, and adjust unrecognized tax benefits and accrued interest accordingly. We recognize potential interest and penalties related to unrecognized tax benefits in income tax expense.

As of November 30, 2012, our unrecognized tax benefits were $6.5 million, of which $6.5 million would, if recognized, affect our effective tax rate.

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

Note 11 — Share-Based Compensation

During the three months ended November 30, 2012 and 2011, we granted 179,068 and 355,325 restricted stock units (RSUs), respectively, at a weighted-average grant date fair value of $43.50 and $23.25 per RSU, respectively, with vesting over three years. Compensation expense for RSUs is based on the closing price of our stock at the grant date.

During the three months ended November 30, 2012 and 2011, we granted 338,649 and 688,411 cash-settled restricted stock units (CS RSUs), respectively, at a weighted-average grant date fair value of $43.49 and $23.25 per CS RSU, respectively, with vesting over three years. The CS RSUs are classified as liability awards due to the settlement of these awards in cash. The CS RSUs are re-measured using the closing price of our stock on the last business day of each reporting period.

We did not award any options during the three months ended November 30, 2012 and 2011; however, previously awarded options were exercised for the purchase of 127,768 shares and 30,040 shares, respectively, at a weighted-average exercise price of $23.35 per share and $17.28 per share, respectively.

We did not award any cash-settled stock appreciation rights (SARs) during the three months ended November 30, 2012 and 2011; however, previously awarded SARs totaling 15,389 were exercised during the three months ended November 30, 2012 at a weighted-average exercise price of $30.56 per share. We did not have any SAR exercises during the three months ended November 30, 2011. The SARs are classified as liability awards due to the settlement of these awards in cash. The Binomial valuation model is used to re-measure the fair value of the SARs at the end of each reporting period.

During the three months ended November 30, 2012 and 2011, we awarded 5,377,146 and 11,661,500 performance cash units (PCUs), respectively, at a weighted average grant date fair value of $1.07 and $1.10 per PCU, respectively. The PCUs granted in fiscal year 2013 vest at the end of the three year performance period. The PCUs granted in fiscal year 2012 vest at different intervals during the three year performance period, with 25% vesting at the end of the first and second years/performance periods and 50% vesting at the end of the third year/performance period. The PCUs represent the right to receive $1 for each earned PCU if specified performance goals are met over the three-year performance period. The PCU recipients may earn between 0% and 200% of their individual target award depending on the level of performance achieved. The PCUs are classified as liability awards due to the settlement of these awards in cash. The fair value of the PCUs was estimated at the grant date based on the probability of satisfying the performance goals associated with the PCUs using a Monte Carlo simulation model. The Monte Carlo simulation model is also used to re-measure the fair value of the PCUs at the end of each reporting period. For the performance period ended August 31, 2012, PCU recipients earned 200% of their target award amounts. $5.2 million was paid out in October 2012 related to the fiscal year 2012 performance cycle.

Compensation cost for liability-classified awards is re-measured at each reporting period and is recognized as an expense over the requisite service period.

For additional information related to these share-based compensation awards, see Note 13 — Share-Based Compensation of our consolidated financial statements in our 2012 Form 10-K.

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

Following our announcement of the signed Transaction Agreement, several shareholders filed purported class action lawsuits against Shaw, its directors, CB&I, and in some cases, against CB&I’s acquisition subsidiary. On October 17, 2012, the actions were consolidated and on November 3, 2012, plaintiffs filed their Consolidated Amended Class Action Complaint. The plaintiffs generally allege breach of fiduciary duties to Shaw shareholders because of, among other claims, inadequate consideration to be paid by CB&I for Shaw common stock and an allegedly flawed negotiation process. On November 27, 2012, Shaw and its directors filed peremptory exceptions seeking dismissal of the action and on November 30, 2012 CB&I likewise filed peremptory exceptions seeking dismissal.  Also on November 27, 2012, the plaintiffs filed a motion for temporary injunction to enjoin the shareholder vote on the transaction. The court set both the exceptions and the motion for temporary injunction for hearing on December 19, 2012. On December 13, 2012, the parties entered into a Memorandum of Understanding (MOU) reflecting an agreement in principle to settle all claims against all defendants in the lawsuit. Under the terms of the MOU, the plaintiff class will release all claims against all defendants. In exchange, Shaw will make certain additional disclosures in a supplement to its definitive proxy statement filed with the Securities and Exchange Commission and voluntarily waive or modify certain requirements under Louisiana law with respect to shareholders’ dissenting rights, including waiving the requirement that dissenters rights are only available if the transaction is approved by less than eighty percent of Shaw’s total voting power. The defendants have also agreed to pay plaintiffs’ attorneys’ fees and costs associated with pursuing their claims. The settlement is subject to submission of final settlement documents and court approval.

On August 31, 2012, Shaw Canada L.P., Stone & Webster Canada Holdings One Inc., and Stone & Webster Canada Holdings Two (N.S.) ULC (“Toronto Operations”) filed for bankruptcy, and Shaw ceased financial support of the Toronto Operations.  On December 20, 2012, lawyers acting on behalf of a group of former employees apparently filed a lawsuit in Ontario Superior Court against Shaw.  We have not been served and have not had the opportunity to fully evaluate the merit of the claims. As such, we have not been able to reasonably estimate the possible loss or range of loss, if any, arising from this lawsuit.

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

Other Guarantees

Our Facility lenders issue letters of credit on our behalf to clients or sureties in connection with our contract performance and, in limited circumstances, on certain other obligations of third parties. We are required to reimburse the issuers of these letters of credit for any payments that they make pursuant to these letters of credit. The aggregate amount of outstanding financial and performance letters of credit (including foreign and domestic, secured and unsecured and cash collateralized) was approximately $314.6 million and $329.6 million at November 30, 2012 and August 31, 2012, respectively. Of the amount of outstanding letters of credit at November 30, 2012, $180.9 million are performance letters of credit issued to our clients. Of the $180.9 million, five clients held $166.0 million or 91.8% of the outstanding letters of credit. The largest letter of credit issued to a single client on a single project is $49.7 million.

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

At November 30, 2012 and August 31, 2012, we maintained a liability of $8.9 million associated with certain lease obligations in connection with the deconsolidation of our Toronto-based operations.

Environmental Liabilities

The LandBank Group, Inc. (LandBank), a subsidiary of our Environmental and Infrastructure (E&I) segment, remediates previously acquired environmentally impaired real estate. The real estate was recorded at cost, typically reflecting some degree of discount due to environmental issues related to the real estate. As remediation efforts are expended, the book value of the real estate is increased to reflect improvements made to the asset. Additionally, LandBank records a liability for estimated remediation costs for real estate that is sold, but for which the environmental obligation is retained. We also record an environmental liability for properties held by LandBank if funds are received from transactions separate from the original purchase to pay for environmental remediation costs. There are no recent additions to the LandBank portfolio of properties, and at this time we are not pursuing additional opportunities. Accordingly, we are not incurring incremental environmental liability beyond the portfolio that currently exists. Existing liabilities are reviewed quarterly, or more frequently as additional information becomes available. We also have insurance coverage that helps mitigate our liability exposure. At November 30, 2012 and August 31, 2012, our E&I segment had approximately $1.1 million and $1.2 million, respectively, of environmental liabilities recorded in other liabilities in the accompanying balance sheets. LandBank environmental liability exposure beyond that which is recorded and covered by insurance, if any, is estimated to be immaterial.

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

Note 13 — Supplemental Disclosure to Earnings (Losses) Per Common Share

Weighted average shares outstanding for the three months ended November 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended
	2012	2011

Basic	66,504	71,341
Diluted:
Stock options	1,023	456
Restricted stock	405	688
Diluted	67,932	72,485

The following table includes weighted-average shares excluded from the calculation of diluted income (loss) per share because they were anti-dilutive (in thousands):

	Three Months Ended
	2012	2011

Stock options	406	2,371
Restricted stock	—	643

Note 14 — Employee Benefit Plans

The following table sets forth the net periodic pension expense for the three foreign defined benefit plans we sponsor for the three months ended November 30, 2012 and November 30, 2011(in thousands):

	Three Months Ended
	2012	2011
Service cost	$—	$19
Interest cost	1,628	1,974
Expected return on plan assets	(1,994)	(2,074)
Amortization of net loss	370	774
Other	—	11
Total net pension expense	$4	$704

We expect to contribute $2.5 million to our pension plans in fiscal year 2013. As of November 30, 2012, we have made $0.8 million in contributions to these plans.

Note 15 — Related Party Transactions

The following tables summarize the related party transactions with unconsolidated entities included in our consolidated financial statements for the three months ended November 30, 2012 and 2011 and at November 30, 2012 and August 31, 2012  (in thousands):

	Three Months Ended
	2012	2011
Westinghouse related	$9,761	$1,731
Other	4,961	3,856
Total revenue from unconsolidated entities	$14,722	$5,587

	November 30, 2012	August 31, 2012
Westinghouse related	$169	$266
Other	2,961	3,994
Total accounts and other receivables from unconsolidated entities	$3,130	$4,260

	November 30, 2012	August 31, 2012
Westinghouse related	$66,051	$57,982
Other	1,739	1,322
Total costs and estimated earnings in excess of billings on uncompleted contracts from unconsolidated entities	$67,790	$59,304

	November 30, 2012	August 31, 2012
Westinghouse related	$—	$19
Other	—	—
Total advances to unconsolidated entities	$—	$19

At times, we enter into material contractual arrangements with Westinghouse. NEH, a wholly-owned special purpose entity, owns a 20% interest in Westinghouse (see Note 7 – Equity Method Investments and Variable Interest Entities).

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

Unapproved Change Orders and Claims

The table below (in millions) summarizes information related to our significant unapproved change orders and claims from project owners that we have recorded on a total project basis at November 30, 2012, and November 30, 2011, and excludes all unrecorded amounts and non-significant unapproved change orders and claims.

	Fiscal Year 2013	Fiscal Year 2012
Amounts included in project estimates-at-completion at September 1	$381.4	$448.3
Changes in estimates-at-completion	3.1	9.6
Approved by clients	(1.0)	(8.7)
Amounts included in project estimates-at-completion at November 30 for unapproved change orders and claims	$383.5	$449.2
Amounts recorded in revenues (or reductions to contract costs) on a percentage-of-completion basis at November 30	$95.3	$116.6

In the table above, the difference between the amounts included in project estimates-at-completion and the amounts recorded in revenues (or reductions to contract costs) on a total project basis represents the forecasted costs for work which has not yet been incurred (i.e. the remaining percentage-of-completion revenue to be recognized on the related project). The amounts presented in this table include, but are not limited to, those matters currently in litigation or arbitration for which we have recorded revenue. Additional discussion regarding our legal proceedings relating to unapproved change orders and claims in litigation or arbitration is provided in our Legal Proceedings in Note 12 – Contingencies and Commitments.

The majority of the amounts included in the project estimates-at-completion in the table above relate to engineering, equipment supply, material fabrication and construction cost estimates and costs from regulatory required design changes and delays in our clients’ obtaining combined operating licenses (COLs) for two nuclear power reactors in Georgia. Under the provisions of this contract, we have entered into a formal dispute resolution process on certain claims associated with backfill activities, shield building, large structural modules and COL issuance delays included within construction costs at the site. As provided in the contract, as of November 30, 2012, we have received a partial funding payment from our customer of $29.0 million related to the backfill costs and $96 million related to the COL issuance delays while the dispute resolution process continues. These amounts are included in billings in excess of costs and estimated earnings on uncompleted contracts. Should we not prevail in these disputes, we may be required to repay a portion or all of these amounts. We continue to discuss with our client the impact of other elements of unapproved change orders associated with this project. Should those matters in Georgia proceed to formal dispute resolution, our contract calls for the clients to co-fund our costs until the matters are resolved.

In connection with our consortium agreement for the design and construction of two domestic nuclear power reactors in South Carolina, we reached an agreement with the client to settle certain change orders resulting from regulatory required design changes and COL issuance delays on the project. As a result of this agreement, these costs have been excluded from the total of unapproved change orders presented above.

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

Under the terms of two consortium agreements with WEC, which is our EPC partner, to design and construct the four nuclear power reactors, we perform much of the pipe, steel and modular fabrication and assembly and certain engineering and construction related activities on the domestic AP1000 nuclear projects, with WEC being responsible for the nuclear island engineering and equipment supply. During the quarter ended February 29, 2012, we signed a memorandum of understanding with WEC (“the WEC MOU”) wherein WEC has the obligation, in addition to obligations under the original consortium agreement, to reimburse us for material and fabrication costs associated with design changes to the extent these costs are not recovered from our clients. Accordingly, amounts which may be recovered under the WEC MOU have been excluded from the unapproved change orders and claims presented in the table above, even when we are seeking recovery from the client. These consortium agreements, as supplemented by the WEC MOU, provide a contractual mechanism for cost sharing to the extent project costs exceed certain thresholds and are not recovered from our clients. Our costs, including construction related expenses, resulting from the design changes and delays in issuance of the COLs would be considered within this cost sharing mechanism. As of November 30, 2012, we estimate that our recovery under these consortium agreements and the related WEC MOU is approximately $293.0 million, which has been excluded from the presentation of unapproved change orders in the above table. The amounts recoverable from WEC will decline to the extent we recover the costs from our clients.

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

At November 30, 2012, and August 31, 2012, our project EACs included approximately $67.7 million and $78.2 million, respectively, related to estimates of amounts we expect to earn on incentive fee arrangement. We have recorded $40.7 million and $48.0 million as of November 30, 2012, and August 31, 2012, respectively, of these estimated amounts in revenues for the related contracts. If we do not achieve the criteria at the amounts we have estimated, project revenues and profit may be materially reduced.

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

On August 31, 2012, we completed the E&C Sale. Remaining in the E&C segment as of November 30, 2012, are our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is in a loss position and nearing completion. The total loss associated with this project estimated at completion was $189.6 million as of November 30, 2012. Also retained was the consulting business, which was incorporated into our E&I segment as discussed above.

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

The following tables present certain financial information for our segments for the three months ended November 30, 2012 and November 30, 2011 (in millions except percentages):

	Three Months Ended
	2012	2011
Revenues:
Power	$383.8	$494.7
Plant Services	350.1	295.1
E&I	404.1	459.4
F&M	145.2	105.3
E&C	86.0	163.1
Corporate	—	—
Total revenues	$1,369.2	$1,517.6
Gross profit:
Power	$24.9	$27.0
Plant Services	30.9	23.0
E&I	33.6	37.7
F&M	25.8	16.5
E&C	(0.4)	15.3
Corporate	0.1	0.4
Total gross profit	$114.9	$119.9

Gross profit percentage:
Power	6.5%	5.5%
Plant Services	8.8	7.8
E&I	8.3	8.2
F&M	17.8	15.7
E&C	(0.5)	9.4
Corporate	NM	NM
Total gross profit percentage	8.4%	7.9%

Selling, general and administrative expenses:
Power	$10.4	$9.7
Plant Services	2.8	2.5
E&I	17.5	18.4
F&M	9.9	9.2
E&C	3.8	12.1
Investment in Westinghouse	0.1	0.2
Corporate	19.2	17.4
Total selling, general and administrative expense	$63.7	$69.5

Income (loss) before income taxes and earnings from unconsolidated entities:
Power	$14.6	$17.6
Plant Services	28.2	20.5
E&I	16.3	19.6
F&M	15.8	8.5
E&C	(4.8)	4.6
Investment in Westinghouse	57.8	14.6
Corporate	(18.2)	(17.0)
Total income (loss) before income taxes and earnings from unconsolidated entities	$109.7	$68.4

NM — Not Meaningful

Our segments’ assets were as follows (in millions):
	November 30, 2012	August 31, 2012
Assets
Power	$1,920.5	$2,009.0
Plant Services	379.8	346.5
E&I	1,145.6	1,129.6
F&M	684.5	695.4
E&C	565.4	586.7
Investment in Westinghouse	1,187.4	1,216.9
Corporate	213.6	245.9
Total segment assets	6,096.8	6,230.0
Elimination of investment in consolidated subsidiaries	(587.2)	(587.3)
Elimination of intercompany receivables	(717.0)	(635.2)
Income taxes not allocated to segments	—	—
Total consolidated assets	$4,792.6	$5,007.5

Major Clients

Revenues related to U.S. government agencies or entities owned by the U.S. government were approximately $279.9 million and $320.7 for the three months ended November 30, 2012 and 2011, respectively, representing approximately 20% and 21% of our total revenues, respectively.

Note 18 — Supplemental Cash Flow Information

Supplemental cash flow information for the three months ended November 30, 2012 and 2011 is presented below (in thousands):

	Three Months Ended
	2012	2011
Cash payments for:
Interest (net of capitalized interest)	$19,476	$20,100
Income taxes (net refunds)	$1,752	$(20,754)
Non-cash investing and financing activities:
Additions to property, plant, and equipment	$392	$2,135
Interest rate swap contract on JYP-denominated bonds, net of deferred tax of $2,707 and $2,979, respectively	$(4,288)	$(4,758)
Equity in unconsolidated entities’ other comprehensive income, net of deferred tax of $8,124 and $(3,957), respectively	$(12,868)	$6,321

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

Other factors that could cause our actual results to differ from our projected results are described in (1) Part II, Item 1A and elsewhere in this Form 10-Q, (2) our 2012 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC and (4) other announcements we make from time to time.

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

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discusses our financial position at November 30, 2012, and the results of our operations for the three months ended November 30, 2012 and 2011. The following discussion should be read in conjunction with: (1) the unaudited consolidated financial statements and notes contained herein and (2) the consolidated financial statements and accompanying notes to our 2012 Form 10-K.

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

Nuclear Power Generation. Approximately 19% of the electric power generated in the U.S. is from nuclear power plants. We provide a wide range of technical services, including engineering, design, procurement, construction and project management, to the domestic and international nuclear power industry. We have been awarded three EPC contracts to build six AP1000 nuclear power units in the U.S. – two units each for Georgia Power, South Carolina Electric & Gas and Progress Energy. In China, we are providing technical and project management services for four AP1000 nuclear power units at two sites and have an initial contract for limited technical and project management services for an additional two AP1000 nuclear units at a third site.

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

Gas-Fired Generation. Approximately 32% of electric power generated in the U.S. is from natural gas-fired power plants. We continue to observe increased activity in gas-fired electric generation, as electric utilities and independent power producers look to diversify their assets. In addition, in many states, initiatives to reduce carbon dioxide and other greenhouse gas emissions, as well as anticipated demand for additional electric power generation capacity, have stimulated renewed interest in gas-fired power plants. Gas-fired plants generally are less expensive to construct than coal-fired and nuclear power plants but have comparatively higher operating costs. We expect power producers to increase capital spending in the U.S. on gas-fired power plants to take advantage of relatively inexpensive natural gas prices. We expect gas-fired power plants to continue to be an important component of long-term power generation in the U.S. and internationally. We believe our capabilities and expertise position us well to capitalize on opportunities in this area. In the last 18 months, we have completed three combined-cycle gas turbine (CCGT) gas plants with a combined capacity of 1,740 megawatts. We are currently building a 550-megawatt CCGT plant for Entergy’s Ninemile Point Steam Electric Station near New Orleans, Louisiana.

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

Clean Coal-Fired Generation. Approximately 37% of electric power generated in the U.S. is from coal-fired power plants. Electric power companies in the U.S. historically have pursued construction of new coal-fired power plants because, although coal-fired capacity is capital-intensive to build, it generally has relatively lower operating costs compared to other fossil fuels, and the U.S. has significant coal reserves. However, emissions regulations and uncertainty surrounding potential regulations targeting carbon and other emissions, as well as the global economic downturn and low natural gas prices, have caused the development of coal and other solid fuel-fired power plants to slow significantly. Nevertheless, we believe coal will continue to be a component of future U.S. energy generation, and we intend to capture a significant share of any new-build, retrofit or expansion projects. We have completed two major coal projects and one major mixed fuel project in the last six months with the combined capacity of 1,985 megawatts.

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

In December 2011, the EPA issued the final Mercury and Air Toxics Standards for power plants, which replaces the court-vacated Clean Air Mercury Rule. As the first-ever national standards for mercury and other hazardous air pollutants from power plants, the Mercury and Air Toxics Standards require many power plants to install pollution-control technologies to reduce these emissions. The EPA also has adopted regulatory initiatives controlling greenhouse gas emissions under existing provisions of the federal Clean Air Act including rules that require certain construction and operating permit reviews for greenhouse gas emissions from certain large stationary sources and the monitoring and reporting of greenhouse gases from specified industry segments. Owners or operators of regulated facilities that must restrict emissions of greenhouse gases will be required to reduce those emissions through the implementation of best-available control technologies that are determined by state or federal permitting authorities on a case-by-case basis. Additionally, the Clean Air Interstate Rule (CAIR), designed to reduce sulfur dioxide (SO2) and nitrogen oxides (NOx) emissions, remains in place since the August 21, 2012 decision from the United States Court of Appeals for the District of Columbia circuit voided the EPA’s Cross-State Air Pollution Rule (CSAPR). On October 5, 2012, the EPA petitioned the Court of Appeals for the full court review of the August 2012 decision rendered by the three-judge panel. The EPA continues to await a decision from the appellate court and, in the meantime, issued guidance dated November 19, 2012 to its regional offices regarding continued administration of CAIR requirements pending a decision by the reviewing court on the agency’s petition.

We are working with owners of fossil-fueled power plants to evaluate the impact resulting from these regulations and to develop responsive compliance strategies. We were recently awarded the front-end engineering for a fleet of AQC projects for 22 coal-fired units at eight sites in Ohio, Pennsylvania and West Virginia. We also have experienced increased opportunities for the installation of various air pollution-control technologies as these regulations are fully implemented or new regulations are developed and implemented in response to court-rendered decisions.

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

Nuclear Plant Maintenance and Modifications. Shaw is the leading provider of nuclear maintenance, providing system-wide maintenance and modification services to 45 of the 104 operating nuclear power reactors in the U.S., including two of the country’s largest fleets. Those services include engineering, maintenance and modification services at various times to support daily operations, plant refueling outages, life/license extensions, materials upgrades, capacity uprates and performance improvements.

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

Fossil Plant Maintenance and Modifications. In addition to nuclear plant maintenance, we provide or offer services to fossil-fired electric power generation facilities including coal and natural gas plants. Our nuclear maintenance expertise and construction planning and execution skills support the services we provide to fossil power clients. We also provide maintenance, modifications, construction and radiological protection services to APS’ Palo Verde Nuclear Generating Station.

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

Program and Construction Management. We manage large federal, state and local government programs, including capital improvement, emergency response and disaster recovery and energy efficiency programs, as well as private-sector commercial programs. We provide planning, program management, operations management and technical services for clients such as FEMA and for public and utility energy efficiency programs in Illinois, Louisiana, Missouri, Colorado, North Carolina, South Carolina, Ohio and Wisconsin. We staff projects with experienced professionals and provide clients with a single point of accountability. Our integrated business teams provide expertise and consistency throughout each program.

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

Emergency Response & Recovery. We provide emergency response, relief and recovery services for clients and communities around the world. Our specialized resources and equipment, including real-time professional staffing deployments and technological capabilities, enable quick response to adverse environmental, health, safety and economic impacts resulting from natural disasters, industrial incidents or acts of terrorism. Following the massive earthquake and tsunami that struck Japan in 2011, we worked to provide engineering, design, consulting, environmental and remediation services at the Fukushima Daiichi nuclear power plant. In addition, we have responded to numerous emergencies, including hurricanes Katrina, Rita, Ike, Gustav and Isaac; super storm Sandy; the earthquake in Haiti; and the Deepwater Horizon oil spill in the Gulf of Mexico.

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

Energy & Chemicals (E&C) Segment

Effective August 31, 2012, we completed our previously announced divestiture of substantially all of the business of the E&C segment to Technip S.A. Remaining within the E&C segment as of August 31, 2012 are our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is in a loss position and nearing completion. The total loss associated with this project estimated at completion was $189.6 million as of November 30, 2012.

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

On October 6, 2012, NEH exercised its Put Options to sell its Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, on January 4, 2013. Toshiba will purchase the shares at a price of approximately 124.7 billion JPY by immediately available cash and/or loans. The cash proceeds will be deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013.

The Put Options require Toshiba to purchase the Westinghouse Equity at a price equivalent to not less than 96.7 percent of the principal amount of the JPY-denominated bonds. NEH will fund the 3.3 percent shortfall of the principal amount of the bonds, which was equal to approximately $51.9 million at November 30, 2012. We may recognize a non-operating gain once the Put Options are settled, resulting principally from foreign exchange movements. If the cash settlement of the Put Options had occurred on November 30, 2012, the gain would have been approximately $430.1 million pre-tax. The actual gain or loss will be determined at settlement.

If the Put Options had been settled and the JPY denomination bonds repaid on November 30, 2012, the following consolidated balance sheet accounts would have increased or (decreased) as follows (in thousands):

Cash and cash equivalents	$(66,365)
Restricted and escrowed cash	$(1,212)
Deferred income taxes	$(217,387)
Investment in Westinghouse	$(996,211)
Prepaid and other current assets	$1,885
Other accrued liabilities	$(22,669)
Japanese Yen-denominated bonds secured by Investment in Westinghouse	$(1,570,976)
Interest rate swap contract on Japanese-Yen denominated bond	$(6,375)
Accumulated other comprehensive income	$59,796
Retained earnings	$260,933

Concurrent and in connection with NEH’s acquisition of the Westinghouse Equity, we executed with Toshiba a Westinghouse commercial relationship agreement (CRA), which provided us with certain exclusive opportunities relating to marketing, developing, engineering and constructing Westinghouse AP1000 nuclear power plants. We are working with Westinghouse on the AP1000 projects in the U.S. and China, and will continue this work through completion. However, the Westinghouse CRA was terminated upon the exercise of the Put Options on October 6, 2012, and Toshiba has announced that it intends to select engineering partners on a project-by-project basis in the future.

For additional information, see Note 6 — Investment in Westinghouse and Related Agreements, Note 7 — Equity Method Investments and Variable Interest Entities and Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements.

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

Proposed Transaction Agreement

On July 30, 2012, we announced that we signed a Transaction Agreement with Chicago Bridge & Iron Company N.V. (CB&I)  under which CB&I will acquire us in a cash and stock transaction valued at approximately $3.3 billion based on the trading price of CB&I common stock as of December 20, 2012 (Transaction Agreement). Under the terms of the Transaction Agreement, CB&I will acquire Shaw for $41.00 in cash and 0.12883 shares of CB&I common stock for each common share of Shaw stock owned. The proposed combination of CB&I and Shaw will create one of the world’s largest engineering and construction companies focused on the global energy industry. Both companies believe this agreement will create value through a combined company with broader participation in a robust energy market.

We currently expect to complete the Transaction during the first quarter of calendar 2013. The CB&I shareholders approved the Transaction on December 18, 2012 and our shareholders approved the Transaction on December 21, 2012. The Transaction is also subject to a pending regulatory approval.

The Transaction is also subject to a number of additional conditions, including, but not limited to, the consummation of the sale to Technip S.A. of substantially all of the E&C business, which was completed on August 31, 2012; the valid exercise of the Westinghouse Put Options, which were exercised on October 6, 2012; our possession of at least $800 million of unrestricted cash (as “Unrestricted Cash” is defined in the Transaction Agreement), as of the closing date; EBITDA ( “Company EBITDA” as defined in the Transaction Agreement) for the period of four consecutive fiscal quarters ending prior to the closing date of the Transaction of not less than $200 million; and net indebtedness for borrowed money (“Net Indebtedness for Borrowed Money” as defined in the Transaction Agreement) not exceeding $100 million as of the closing date of the Transaction.

Overview of Results and Outlook

Our financial results for the first quarter of fiscal year 2013 reflected strong operational performance. Our financial results were also significantly impacted by a non-cash foreign exchange gain associated with our JPY-denominated Westinghouse bonds. Additionally, the quarterly results include $3.8 million in pre-tax costs related to the Transaction Agreement.

Our Power segment continues to execute major electric power generation projects, with the mix of fuel sources for the projects varying as market conditions change. Work continues on two gas-fired power plants and has reached substantial completion for two EPC coal-fired power plants. Activity on two contracts for four domestic AP1000 nuclear units continued to increase in the first quarter of fiscal year 2013. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. In the fossil fuel markets, we believe there are significant opportunities for gas-fired power plants and AQC related projects, but the timing of the AQC projects is dependent on the compliance timeframe for the air emission regulations in the U.S. We have seen increased activity in this area as evidenced by the award of the front-end engineering for a fleet of AQC projects for FirstEnergy Corp. in Ohio, Pennsylvania and West Virginia in the first quarter of this year.

Our Plant Services segment experienced increased revenues in the three months ended November 30, 2012, as compared to the same period in the prior fiscal year. The segment benefited from an increased number of refueling outages at U.S. nuclear power plants. Further, the segment has added additional nuclear power plant and industrial maintenance contracts since the prior fiscal year.

Our E&I segment continues to generate positive earnings from its solid operating performance. While the decrease in the volume of revenues has been impacted by the near completion of our hurricane protection project for the USACE, our MOX project in South Carolina for the DOE continues to be a significant driver of our first quarter activity.

Our F&M segment experienced increased revenue and profits for the three months ended November 30, 2012 compared to the same period in the prior fiscal year as production continues to increase on work for the nuclear power plants our Power segment is executing in Georgia and South Carolina, and as general market conditions continue to improve as compared to the prior fiscal year. Our newer joint venture pipe fabrication facilities in the United Arab Emirates and Brazil evidence the opportunities in growing international markets for pipe and steel fabrication in facility shops versus traditional field construction fabrication. We believe that our plant fabrication offers the advantage of consistent quality, permanent local employment and depending on the location, reduced costs and security concerns when compared to field construction fabrication.

The Westinghouse segment continued to impact our consolidated financial results with significant non-operating gains on NEH’s JPY-denominated Westinghouse Bonds. The gains or losses occur when the JPY decreases or increases relative to the USD. During the quarter, the JPY decreased in value relative to the USD resulting in a $67.8 million gain. The exchange rate of the JPY to the USD at November 30, 2012, was 82.1 as compared to 77.9 as of November 30, 2011 and 78.6 as of August 31, 2012.

On October 6, 2012, subsequent to our 2012 fiscal year-end, NEH exercised its Put Options to sell the Westinghouse Equity to Toshiba. Under the terms of the put option agreements, the Put Options will be cash settled 90 days thereafter, on January 4, 2013, with the proceeds deposited in trust to fund retirement of the Westinghouse Bonds on March 15, 2013. Prior to bond retirement, our financial statements will continue to be impacted by non-cash foreign currency gains and losses resulting from revaluing the JPY-denominated Westinghouse Bonds to the USD equivalent at the end of the period.

We used $183.7 million in operating activities during the first three months of fiscal year 2013 and $140.9 million during the first three months of fiscal year 2012. The use of cash for both periods was primarily due to the reversal of working capital positions on projects nearing completion in our Power and E&C segments, as well as cash used in our F&M segment and interest on our Westinghouse Bonds. Partially offsetting those uses of cash was cash provided by our E&I and Plant Services segments.

Consolidated Results of Operations

The information below is an analysis of our consolidated results for the three months ended November 30, 2012 and 2011. See Segment Results of Operations below for additional information describing the performance of each of our reportable segments.

Three Months Ended November 30 (dollars in millions)	2012	2011	$ Change	% Change

Revenues	$1,369.2	$1,517.6	$(148.4)	(9.8)%
Gross profit	114.9	119.9	(5.0)	(4.2)
Selling, general and administrative expenses	63.7	69.5	(5.8)	(8.3)
Interest expense	11.6	12.1	(0.5)	(4.1)
Provision (benefit) for income taxes	41.8	24.9	16.9	67.9
Earnings (losses) from unconsolidated entities, net of taxes	3.0	7.0	(4.0)	(57.1)
Net income (loss) attributable to Shaw	69.8	49.2	20.6	41.9

Consolidated revenues decreased $148.4 million, or 9.8%, to $1,369.2 million for the three months ended November 30, 2012, from $1,517.6 million in the same period in the prior fiscal year. The decrease in revenue was primarily related to decreased fossil plant construction activity in our Power segment driven by coal and gas-fired power plants recently completed or nearing completion. In addition, revenues declined by $76.4 million reflecting operations sold in the E&C Sale.

Consolidated gross profit decreased $5.0 million, or 4.2%, to $114.9 million for the three months ended November 30, 2012, from $119.9 million in the same period in the prior fiscal year. The decrease in our consolidated gross profit was due primarily to the operations sold in the E&C Sale, partially offset by increased volumes in our F&M segment in both domestic and international markets.

Consolidated selling, general and administrative expenses (S,G&A) decreased $5.8 million, or 8.3%, to $63.7 million for the three months ended November 30, 2012, from $69.5 million in the same period in the prior fiscal year. The decrease in consolidated S,G&A was due primarily to reductions in compensation and related benefits related to the operations sold in the E&C Sale, partially offset by higher pre-tax costs related to the Transaction Agreement.

Our consolidated effective tax rate, based on income (loss) before income taxes and earnings (losses) from unconsolidated entities, was 38% and 36% for the first quarter of fiscal years 2013 and 2012, respectively. The difference in the effective tax rate between the two periods was due primarily to lower income in international jurisdictions in fiscal year 2013 partially offset by lower forecasted non-deductible expenses for fiscal year 2013. In addition, the fiscal year 2012 rate was reduced by 1% due to adjustments recorded for items agreed to and refunds received from various tax authorities. We expect the fiscal year 2013 annual effective tax rate, excluding discrete items, applicable to forecasted income (loss) before income taxes and earnings (losses) from unconsolidated entities to be approximately 37%, reflecting higher income attributable to noncontrolling interests during the remainder of fiscal year 2013.

Consolidated earnings from unconsolidated entities, net of taxes, decreased $4.0 million, to $3.0 million for the three months ended November 30, 2012, compared to $7.0 million in the same period in fiscal year 2012. This decrease was due primarily to the prior year including operations sold in the E&C Sale, as well as by our equity in the decreased earnings of Westinghouse as compared to the same period in the prior fiscal year.

Consolidated net income (loss) attributable to Shaw increased $20.6 million to $69.8 million for the three months ended November 30, 2012, compared to $49.2 million in the same period in the prior fiscal year. The increase is primarily driven by a positive impact of $67.8 million pre-tax foreign exchange gain on the JPY-denominated bonds related to our Investment in Westinghouse for the current quarter compared to a pre-tax foreign exchange transaction gain of $25.2 million in the prior quarter period, partially offset by the factors discussed above.

Segment Results of Operations

The following comments and tables compare selected summary financial information related to our segments for the three months ended November 30, 2012 and 2011 (in millions).

	Three Months Ended
	2012	2011	$ Change	% Change
Revenues:
Power	$383.8	$494.7	$(110.9)	(22.4)%
Plant Services	350.1	295.1	55.0	18.6
E&I	404.1	459.4	(55.3)	(12.0)
F&M	145.2	105.3	39.9	37.9
E&C	86.0	163.1	(77.1)	(47.3)
Corporate	—	—	—	NM
Total revenues	$1,369.2	$1,517.6	$(148.4)	(9.8)%

Gross profit:
Power	$24.9	$27.0	$(2.1)	(7.8)%
Plant Services	30.9	23.0	7.9	34.3
E&I	33.6	37.7	(4.1)	(10.9)
F&M	25.8	16.5	9.3	56.4
E&C	(0.4)	15.3	(15.7)	(102.6)
Corporate	0.1	0.4	(0.3)	(75.0)
Total gross profit	$114.9	$119.9	$(5.0)	(4.2)%

Gross profit percentage:
Power	6.5%	5.5%
Plant Services	8.8	7.8
E&I	8.3	8.2
F&M	17.8	15.7
E&C	(0.5)	9.4
Corporate	NM	NM
Total gross profit percentage	8.4%	7.9%

Selling, general and administrative expenses:
Power	$10.4	$9.7	$0.7	7.2%
Plant Services	2.8	2.5	0.3	12.0
E&I	17.5	18.4	(0.9)	(4.9)
F&M	9.9	9.2	0.7	7.6
E&C	3.8	12.1	(8.3)	(68.6)
Investment in Westinghouse	0.1	0.2	(0.1)	(50.0)
Corporate	19.2	17.4	1.8	10.3
Total selling, general and administrative expenses	$63.7	$69.5	$(5.8)	(8.3)%

Income (loss) before income taxes and earnings (losses) from unconsolidated entities:
Power	$14.6	$17.6	$(3.0)	(17.0)%
Plant Services	28.2	20.5	7.7	37.6
E&I	16.3	19.6	(3.3)	(16.8)
F&M	15.8	8.5	7.3	85.9
E&C	(4.8)	4.6	(9.4)	(204.3)
Investment in Westinghouse	57.8	14.6	43.2	295.9
Corporate	(18.2)	(17.0)	(1.2)	(7.1)
Total income (loss) before income taxes and earnings (losses) from unconsolidated entities	$109.7	$68.4	$41.3	60.4%

NM — Not Meaningful.

The following table presents our revenues by geographic region generally based on the site location of the project for the three months ended November 30, 2012 and 2011 (in millions, except for percentages):

	Three Months Ended
	2012		2011
	Amount	%	Amount	%
United States	$1,215.7	89	$1,297.1	85
Asia/Pacific Rim countries	110.4	8	129.6	9
Middle East	13.8	1	50.4	3
United Kingdom and other European countries	5.3	—	12.3	1
South America and Mexico	22.4	2	22.7	2
Canada	1.2	—	4.2	—
Other	0.4	—	1.3	—
Total revenues	$1,369.2	100	$1,517.6	100

Business Segment Analysis

Power Segment

Our Power segment continues to execute major electric power generation projects, with the mix of fuel sources for the projects varying as market conditions change. During the first quarter of fiscal year 2012, we reached substantial completion on two EPC new build coal-fired power plants, while work continues on two EPC gas-fired power plants in the U.S. Activity on two contracts for four domestic AP1000 nuclear units continues to increase as progress is made towards the next major milestone, nuclear concrete placement. These two projects are expected to generate approximately 23 percent of our consolidated revenues for fiscal year 2013, with margins exceeding those historically associated with our coal and gas-fired EPC portfolio. Work also continues on our services contract for four new AP1000 nuclear power reactors in China. In the fossil fuel markets, we believe there are significant opportunities for gas-fired power plants and we have experienced increased opportunities for AQC related projects.

Revenues

Revenues decreased $110.9 million, or 22.4%, to $383.8 million for the three months ended November 30, 2012 from $494.7 million in the same period in the prior fiscal year. The decrease was primarily due to a $141.8 million decrease in fossil plant construction activity primarily driven by coal and gas-fired power plants recently completed or nearing completion. This decrease is reflective of the current power market in the U.S., where few new coal-fired power projects are being considered by utilities because of environmental regulations and the abundant supply of relatively inexpensive natural gas. There was also a decrease of $24.7 million related to the completion of a nuclear uprate project completed in fiscal year 2012. However, revenue associated with domestic nuclear projects increased by $57.5 million due to continued increases in construction activity. The domestic nuclear new build volume increase is expected to continue through the achievement of the next major milestone associated with the placement of first nuclear concrete.

Gross profit and gross profit percentage

Gross profit decreased $2.1 million, or 7.8%, to $24.9 million for the three months ended November 30, 2012 from $27.0 million in the same period in the prior fiscal year. The segment’s gross profit percentage increased to 6.5% for the three months ended November 30, 2012 compared to 5.5% in the same period in the prior fiscal year. The decrease in gross profit was primarily driven by the decline in revenues from the completion of several major coal, gas and mixed fuel projects over the last eighteen months. The increase in the gross profit percentage is due to increased revenue from domestic AP1000 nuclear projects with higher margins relative to revenue from the fossil coal and gas projects in the prior year period.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended November 30, 2012, decreased $3.0 million, or 17.0%, to $14.6 million from $17.6 million in the same period in the prior fiscal year. This decrease was primarily attributable to the decrease in gross profit described above.

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

Revenues

Revenues increased $55.0 million, or 18.6%, to $350.1 million for the three months ended November 30, 2012, from $295.1 million in the same period in the prior fiscal year.  This increase was due primarily to an increase in volume of our nuclear plant maintenance work as we supported fifteen plant outages in the first quarter of 2013 as compared to eleven in the first quarter of fiscal 2012.  In addition, we experienced a slight increase in the volume of work relating to our industrial maintenance projects including oil refineries and chemical facilities.

Gross profit and gross profit percentage

Gross profit increased $7.9 million, or 34.3%, to $30.9 million for the three months ended November 30, 2012, from $23.0 million in the same period in the prior fiscal year. Gross profit percentage increased to 8.8% for the three months ended November 30, 2012, compared to 7.8% in the same period in the prior fiscal year. These increases were due to higher revenue earned in fiscal year 2013, as well as the mix of clients serviced in our nuclear plant outage work as margins differ from project to project.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities increased $7.7 million, or 37.6%, to $28.2 million for the three months ended November 30, 2012, from $20.5 million in the same period in the prior fiscal year, primarily attributable to the increase in revenues as described above.

E&I Segment

Our E&I segment continues to generate positive earnings from its solid operating performance. We expect the MOX project for the DOE in South Carolina will continue to contribute to business segment earnings, as will existing projects and new project awards from the U.S. government and private-sector customers to provide emergency response and recovery, environmental remediation, program management and facility management and infrastructure services.

Revenues

E&I’s revenues decreased $55.3 million, or 12.0%, to $404.1 million for the three months ended November 30, 2012, from $459.4 million for the same period in the prior fiscal year. This decrease was primarily due to decreased activity on our hurricane protection project for the USACE, which is substantially complete and lower volume this period on our MOX project for the DOE in South Carolina.

Gross profit and gross profit percentage

E&I’s gross profit decreased $4.1 million, or 10.9%, to $33.6 million for the three months ended November 30, 2012, from $37.7 million for the same period in the prior fiscal year. Gross profit percentage increased to 8.3% for the three months ended November 30, 2012, from 8.2% in the same period in the prior fiscal year. The decrease in gross profit was primarily due to decreased activity on our hurricane protection project for the USACE. The increase in gross profit percentage was primarily due to the lower volume on lower margin work including our MOX project for the DOE, which is a large construction project where we earn a lower gross profit percentage compared to the balance of the E&I portfolio.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $3.3 million, or 16.8%, to $16.3 million for the three months ended November 30, 2012, from $19.6 million in the same period in the prior fiscal year primarily due to the decreases in gross profit described above.

F&M Segment

Our F&M segment continues to experience an increase in volume of work and corresponding profits related to work on the AP1000 nuclear power projects subcontracted from our Power segment. We are also beginning to experience increases in demand for our pipe fabrication services within the domestic energy market. Our joint venture pipe fabrication facilities in the UAE and Brazil position us to participate in these international growth areas.

Revenues

Revenues increased $39.9 million, or 37.9%, to $145.2 million for the three months ended November 30, 2012 from $105.3 million in the same period in the prior fiscal year. This increase was primarily due to increases in our volumes in both the domestic and international markets. Our AP1000 projects from our Power segment, increased production in the Middle East coupled with increased sales from our pipe distribution facility contributed to the increase.

Gross profit and gross profit percentage

Gross profit increased $9.3 million, or 56.4%, to $25.8 million for the three months ended November 30, 2012 from $16.5 million in the same period in the prior fiscal year. The segment’s gross profit percentage increased to 17.8% for the three months ended November 30, 2012 compared to 15.7% in the same period in the prior fiscal year. The increase in gross profit was primarily due to the volume increases described above.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended November 30, 2012, increased $7.3 million, or 85.9%, to $15.8 million from $8.5 million in the same period in the prior fiscal year. This increase was primarily attributable to the increase in gross profit described above.

E&C Segment

On August 31, 2012, the last day of our 2012 fiscal year, we completed the E&C Sale. We retained our obligations under an engineering, procurement and construction contract associated with a large ethylene plant in southeast Asia that is in a loss position and nearing completion. The total loss associated with this project estimated at completion was $189.6 million as of November 30, 2012. The E&C segment’s operations will cease upon completion of this project, which is expected to occur in early calendar year 2013.

Revenues

E&C’s revenues were $86.0 million for the three months ended November 30, 2012, and $163.1 million for the same period in the prior fiscal year. Prior year’s quarter includes operations sold in the E&C Sale.

Gross profit (loss) and gross profit (loss) percentage

Gross profit (loss) was $(0.4) million for the three months ended November 30, 2012, and $15.3 million in the same period in the prior fiscal year. Prior year’s quarter includes operations sold in the E&C Sale.

Income (loss) before income taxes and earnings (losses) from unconsolidated entities

Income (loss) before income taxes and earnings (losses) from unconsolidated entities decreased $9.4 million, or 204.3%, to $(4.8) million for the three months ended November 30, 2012, from $4.6 million in the same period in the prior fiscal year, primarily as a result of the E&C Sale described above.

Investment in Westinghouse Segment

Westinghouse maintains its accounting records for reporting to its majority owner, Toshiba, on a calendar quarter basis. Financial information about Westinghouse’s operations is available to us for Westinghouse’s calendar quarter periods. As a result, we record NEH’s Westinghouse Equity earnings (loss) and other comprehensive income (loss) reported to us by Westinghouse based upon Westinghouse’s calendar quarterly reporting periods, or two months in arrears of our current periods. Under this policy, Westinghouse’s operations for the three months ended September 30, 2012, are reflected in our results of operations for the three months ended November 30, 2012.

The impact of the Investment in Westinghouse segment on our Income (loss) before income taxes, for the three months ended November 30, 2012, was $57.8 million, compared to $14.6 million in the three months ended November 30, 2011. Our results for the three months ended November 30, 2012 and 2011 included the following (in millions):

	Three Months Ended
	2012	2011
Interest expense on Japanese Yen-denominated bonds including accretion and amortization	$(9.9)	$(10.4)
Foreign currency gains on Japanese Yen-denominated bonds, net	67.8	25.2
General and administrative expenses	(0.1)	(0.2)
Income (loss) before income taxes	$57.8	$14.6

Additionally, our net income (loss) for the three months ended November 30, 2012, includes net income from NEH’s Westinghouse Equity interest of $4.2 million, compared to $5.3 million for the three months ended November 30, 2011.

We enter into foreign currency forward contracts from time-to-time to hedge the impact of exchange rate changes on the JPY interest payments on the Westinghouse Bonds. For additional information about circumstances under which NEH may be required to sell its Westinghouse Equity to Toshiba and repay the Westinghouse Bonds, please see our disclosure under “Liquidity” below as well as in Notes 7 – Equity Method Investments and Variable Interest Entities and 9 – Debt and Revolving Lines of Credit included in our consolidated financial statements.

Corporate Segment

Selling, General and Administrative Expenses

Corporate S,G&A increased $1.8 million, or 10.3%, to $19.2 million for the three months ended November 30, 2012, from $17.4 million in the same period in the prior fiscal year. This increase was primarily due to higher legal and professional fees of $2.1 million and employee retention costs of $1.2 million related to the Transaction Agreement as well as higher costs associated with long-term incentive awards, which are tied to our share price. The increase was partially offset by lower depreciation expense resulting from fixed assets that are now fully depreciated as well as an overall decrease in Corporate overhead costs.

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

A reconciliation of EBITDA to Income (loss) before income taxes and earnings (losses) from unconsolidated entities for the three months ended November 30, 2012 and 2011, is shown below (in millions). To supplement this disclosure, a reconciliation on a consolidated basis of Net income (loss) to Income (loss) before income taxes and earnings (losses) from unconsolidated entities is also shown (in millions):

Three Months Ended November 30, 2012:

Consolidated
Net income (loss)	$70.9
Earnings from unconsolidated entities, net of income taxes	(3.0)
Provision for income taxes	41.8
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	$109.7

	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	$109.7	$14.6	$28.2	$16.3	$15.8	$(4.8)	$57.8	$(18.2)
Interest expense	11.6	—	—	—	0.1	—	9.9	1.6
Depreciation and amortization	16.9	8.4	0.4	3.4	4.7	—	—	—
Earnings (losses) from unconsolidated entities	4.9	(1.5)	—	0.4	(0.9)	—	6.9	—
Income attributable to noncontrolling interests	(1.1)	—	—	(1.1)	—	—	—	—
EBITDA	$142.0	$21.5	$28.6	$19.0	$19.7	$(4.8)	$74.6	$(16.6)

Three Months Ended November 30, 2011:

Consolidated
Net income (loss)	$50.4
Earnings from unconsolidated entities, net of income taxes	(6.9)
Provision for income taxes	24.9
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	$68.4

	Consolidated	Power	Plant Services	E&I	F&M	E&C	Westinghouse	Corporate
Income (loss) before income taxes and earnings (losses) from unconsolidated entities	$68.4	$17.6	$20.5	$19.6	$8.5	$4.6	$14.6	$(17.0)
Interest expense	12.1	0.1	—	—	0.5	—	10.4	1.1
Depreciation and amortization	18.5	6.9	0.4	3.5	4.6	2.5	—	0.6
Earnings (losses) from unconsolidated entities	11.3	—	—	0.4	—	2.3	8.6	—
Income attributable to noncontrolling interests	(1.2)	—	—	(1.8)	0.6	—	—	—
EBITDA	$109.1	$24.6	$20.9	$21.7	$14.2	$9.4	$33.6	$(15.3)

Liquidity and Capital Resources

Liquidity

At November 30, 2012, our restricted and unrestricted cash and cash equivalents, escrowed cash and restricted and unrestricted short-term investments totaled $1,229.9 million (a decrease of $192.1 million, or 13.5%, from $ 1,422.0 million at August 31, 2012). In addition to our cash and cash equivalents, the amount available under our Facility for revolving credit at November 30, 2012, was $888.5 million, which is equal to the lesser of: (i) $1,218.0 million, representing the total Facility commitment ($1,450.0 million) less outstanding performance letters of credit ($150.8 million) less outstanding financial letters of credit ($81.2 million); (ii) $1,168.8 million representing the Facility sublimit of $1,250.0 million less outstanding financial letters of credit ($81.2 million); or (iii) $888.5 million, representing the maximum additional borrowings allowed under the leverage ratio covenant contained in the Facility. See Note 9 — Debt and Revolving Lines of Credit included in our consolidated financial statements for a description of our Facility’s financial covenants.

The actual amount available to us under the Facility for borrowing or the issuance of financial letters of credit is restricted by covenants within the Facility, the most restrictive being the maximum leverage ratio which is 2.5x our earnings before interest, income taxes, depreciation and amortization (EBITDA) as defined in the Facility.

At November 30, 2012, our working capital was $195.2 million compared to $75.3 million at August 31, 2012. Our working capital is reduced due to the inclusion in current liabilities of the Westinghouse Bonds (which mature March 15, 2013) and the JPY interest rate swap. As discussed more fully elsewhere in this Form 10-Q, the Westinghouse Bonds are revalued at each balance sheet date to the current JPY/USD exchange rate while the Put Options included in our Investment in Westinghouse are not. The impact on working capital associated with our Investment in Westinghouse and the related Westinghouse Bonds, the interest rate swap, and deferred taxes, which are impacted by the cumulative foreign exchange loss on the Westinghouse Bonds, was $(329.1) million and $(442.9) million at November 30, 2012 and August 31, 2012, respectively.

Cash Flow
	For the three months ended November 30,
	2012	2011
Cash flows provided by (used in) operating activities	$(183.7)	$(140.9)
Cash flows provided by (used in) investing activities	$30.7	$106.6
Cash flows provided by (used in) financing activities	$—	$2.7

Operating activities:   We used $183.7 million in operating activities during the first three months of fiscal year 2013 and $140.9 million during the first three months of fiscal year 2012. The use of cash for both periods was primarily due to the reversal of working capital positions on projects nearing completion in our Power and E&C segments, as well as cash used in our F&M segment and interest on our Westinghouse Bonds. Partially offsetting those uses of cash was cash provided by our E&I and Plant Services segments.

Our operating cash flow is generated primarily by earnings and working capital movements of our projects. Our primary source of operating cash inflows is collections of our accounts receivable (AR), which are generally invoiced based upon achieving performance milestones prescribed in our contracts. Our outstanding AR and costs and estimated earnings in excess of billings (CIE) are reviewed monthly and tend to be due from high quality credit clients such as regulated utilities, U.S. Government agencies, multinational oil companies and industrial corporations. Because our clients tend to have the financial resources sufficient to honor their contractual obligations, we believe our AR and CIE are collectible. The timing of the milestone billings on fixed-priced contracts varies with each milestone within each contract but generally are invoiced within several months of first incurring costs associated with the prescribed work. Working capital movements on fixed-price contracts are based on the timing of our completion of the specified performance milestones. Generally, working capital movements are positive in the early phases of the fixed price contracts and can be negative in the later phases as the cash balances decline to equal earnings. If new fixed-priced projects are not booked with positive working capital terms to replace contracts in the latter phases of execution, our net working capital movement tends to be negative. For cost reimbursable contacts, we generally seek to bill and collect payments in advance of incurring project costs. However, cost-reimbursable contracts with the U.S. government provide for billings in the month subsequent to incurring the costs.

Our AR and CIE were 24.3% and 22.8% of current assets at November 30, 2012 and August 31, 2012, respectively. At November 30, 2012, approximately 49.0% of our CIE reflects costs from contracts being executed for the U.S. government, which we expect to invoice and collect in the normal course of business. See Note 5 – Accounts Receivable, Concentrations of Credit Risk, and Inventories and Note 16 –Accounting for Claims, Unapproved Change Orders and Incentives on Long-Term Construction Contracts to our consolidated financial statements for additional information with respect to these working capital items.

 Investing activities:   Cash provided by investing activities was $30.7 million for the first three months of fiscal year 2013, compared to $106.6 million during the first three months of fiscal year 2012. During the first three months of fiscal year 2013, we continued to invest a portion of our excess cash to support the growth of our business lines. Investments in property and equipment for the first three months of fiscal year 2013 were $10.1 million compared to $24.3 million for the first three months of fiscal year 2012.

Financing activities: There was minimal cash provided by financing activities for the first three months of fiscal year 2013, compared to cash provided by financing activities of $2.7 million during the first three months of fiscal year 2012.

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

At November 30, 2012, the amounts shown as restricted cash and restricted short-term investments in the accompanying balance sheet did not include any amounts used to voluntarily secure letters of credit or to secure insurance related contingent obligations in lieu of a letter of credit.

Approximately $287.4 million of our cash at November 30, 2012, was held internationally for international operations. We have the ability to return certain amounts of our overseas funds to the U.S. but may incur incremental taxes under certain circumstances.

As discussed in Note 1  — Description of Business and Summary of Significant Accounting Policies, the Transaction is subject to a number of conditions, including, but not limited to, our possession of at least $800 million of unrestricted cash ( “Unrestricted Cash” as defined in the Transaction Agreement), as of the closing date; EBITDA ( “Company EBITDA” as defined in the Transaction Agreement) for the period of four consecutive fiscal quarters ending prior to the closing date of the Transaction of not less than $200 million; and net indebtedness for borrowed money ( “Net Indebtedness for Borrowed Money” as defined in the Transaction Agreement) not exceeding $100 million as of the closing date of the Transaction. The Transaction Agreement also restricts, among other items, our ability to increase borrowings, repurchase shares, and pay dividends. We expect to meet these conditions of the Transaction Agreement.

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

During the first three months of fiscal 2013, no borrowings were made under the Facility; however, we had outstanding letters of credit of approximately $232.0 million as of November 30, 2012, and those letters of credit reduce what is otherwise available under our Facility.

At November 30, 2012, we were in compliance with the covenants contained in our Facility.

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

Commercial Commitments

Our lenders issue letters of credit on our behalf to clients, sureties and to secure other financial obligations in connection with our contract performance and in limited circumstances on certain other obligations to third parties. If drawn, we are required to reimburse our lenders for payments on these letters of credit. At November 30, 2012, we had both letter of credit commitments and surety bonding obligations, which were generally issued to secure performance and financial obligations on certain of our construction contracts, which expire as follows (in millions):

Commercial Commitments (1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	After 5 Years
Letters of Credit — Domestic and Foreign	$314.6	$298.5	$16.1	$—	$—
Surety bonds	374.0	345.7	18.3	$0.1	$9.9
Total Commercial Commitments	$688.6	$644.2	$34.4	$0.1	$9.9

(1)	Commercial Commitments exclude any letters of credit or bonding obligations associated with outstanding bids or proposals or other work not awarded prior to December 1, 2012.

Of the amount of outstanding letters of credit at November 30, 2012, $180.9 million were issued to clients in connection with contracts (performance letters of credit). Of the $180.9 million, five clients held $166.0 million or 91.8% of the outstanding letters of credit. The largest aggregate amount of letters of credit issued and outstanding at November 30, 2012 to a single client on a single project is $49.7 million. Our ability to borrow under our facility is reduced by the dollar value of the letters of credit we have outstanding.

At November 30, 2012 and August 31, 2012, we had total surety bonds of $374.0 million and $467.6 million, respectively. However, based on our percentage-of-completion on contracts covered by these surety bonds, our estimated potential liability at November 30, 2012 and August 31, 2012 was $77.9 million and $74.4 million, respectively.

Fees related to these commercial commitments were $2.2 million and $2.8 million, for the three months ended November 30, 2012 and 2011, respectively.

See Note 9 — Debt and Revolving Lines of Credit to our consolidated financial statements in Part I, Item 1 of this Form 10-Q for a discussion of long-term debt, and Note 12 — Contingencies and Commitments to our consolidated financial statements in Part I, Item 1 of this report for a discussion of contingencies and commitments.

Critical Accounting Policies

In addition to the discussion below, Item 7 of Part II of our 2012 Form 10-K addresses the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.

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

At November 30, 2012, we had deferred tax assets of $242.9 million, net of valuation allowance and deferred tax liabilities, including $59.1 million related to net operating losses and tax credit carryforwards. At November 30, 2012, we had a deferred tax asset valuation allowance of $32.7 million.

Approximately $217 million of the deferred tax assets will be realized as an ordinary deduction upon the repayment of the Japanese yen-denominated bonds and will offset the gain recognized as a result of the automatic exercise of the Put Option Agreement on the Westinghouse shares during our fiscal year 2013. Our forecast of future taxable income exceeds the amounts needed in the respective jurisdictions for full realization of these deferred tax assets.

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

At November 30, 2012 and August 31, 2012, our backlog was as follows (in millions except percentages):
	November 30, 2012		August 31, 2012
By Segment	Amount	%	Amount	%
Power	$8,547.2	52	$8,890.9	52
Plant Services	3,130.6	19	3,081.1	18
E&I	3,668.5	22	4,012.9	23
F&M	969.3	6	999.5	6
E&C	65.1	1	102.6	1
Total backlog	$16,380.7	100	$17,087.0	100

	November 30, 2012		August 31, 2012
By Industry	Amount	%	Amount	%
E&I	$3,668.5	22	$4,012.9	23
Power Generation	11,800.3	72	12,112.9	71
Chemical	230.9	2	323.4	2
Other	681.0	4	637.8	4
Total backlog	$16,380.7	100	$17,087.0	100

	November 30, 2012		August 31, 2012
By Geographic Region	Amount	%	Amount	%
Domestic	$16,045.5	98	$16,691.1	98
International	335.2	2	395.9	2
Total backlog	$16,380.7	100	$17,087.0	100

The decrease in total backlog as compared to August 31, 2012 was primarily driven by reduced bookings. The reduction in our E&I segment backlog in the first quarter of fiscal year 2013 includes a $200 million change in the estimated future contract revenue expected under a multi-year contract with the U.S. government.

In fiscal year 2012, a client of our Power segment suspended work on a capital improvement project at a currently-operating nuclear power plant. The project has not been canceled. We continue to monitor this situation and if the project is canceled or if we believe the project will not proceed, we will remove the project from backlog. The amount of this project still to be executed and included in backlog approximates $500 million.

The majority of our consolidated backlog is comprised of contracts with regulated electric utility companies, national or international oil companies and the U.S. government (which alone comprises 90.7% of our E&I segment’s backlog). We believe these clients provide us with a stable book of business and possess the financial strength to endure the economic challenges that may persist from the recent economic downturn. Cancellation of any of our significant projects in backlog would result in a significant reduction of our reported backlog as well as our future earnings.

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

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, we have exposure to both interest rate risk and foreign currency exchange rate risk. For quantitative and qualitative disclosures about our market risk, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk of our 2012 Form 10-K. Our exposures to market risk have not changed materially since August 31, 2012.

ITEM 4. — CONTROLS AND PROCEDURES

Management’s Quarterly Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. This information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at November 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. — RISK FACTORS

There have been no material changes to the Risk Factors disclosure included in our 2012 Form 10-K, filed with the SEC on October 19, 2012.

Our business, results of operations and financial position are subject to a number of risks. In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in this Form 10-Q and in our 2012 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	The following table provides information about our purchases during the quarter ended November 30, 2012, of our equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2) (in millions)
9/1/2012 to 9/30/2012	—	$0.00	—	326.1
10/1/2012 to 10/31/2012	6,866	$43.54	—	326.1
11/1/2012 to 11/30/2012	37,340	$44.08	—	326.1
Total	44,206		—

1.
Repurchases during the quarter were related to restricted stock units withheld from employees in connection with the settlement of income tax withholding obligations arising from the vesting of restricted stock units.

2.	We currently have an open authorization to repurchase up to $326.1 million in shares, subject to limitations contained in the Facility and the Transaction Agreement.

ITEM 6. — EXHIBITS

All exhibits are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE SHAW GROUP INC.

Dated: December 21, 2012	/s/ Brian K. Ferraioli
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

Exhibit Number	Document Description	Report or Registration Statement	SEC Filing Registration #	Exhibit or Other Reference
3.01	Composite Articles of Incorporation of The Shaw Group Inc. . as of January 5, 2011	Form 10-Q for the quarter ended May 31, 2012	1-2227	3.01
3.02	Amended and Restated By-Laws of The Shaw Group Inc. dated as of January 30, 2007	10-K/A (Amendment No.1) for the fiscal year ended August 31, 2006	1-2227	3.2

*10.01	Letter Agreement, dated November 19, 2012, by and between The Shaw Group Inc. and James C. Wilems	Form 8-K filed on November 19, 2012	1-2227	10.1
*10.02	Retention Bonus dated October 16, 2012 by and between the Company and Timothy Poché	Form 10-K for the fiscal year ended August 31, 2012	1-2227	10.37
†31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
†31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
††32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
††32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
§101.INS	XBRL Instance Document
§101.SCH	XBRL Taxonomy Extension Schema Document
§101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
§101.LAB	XBRL Taxonomy Extension Label Linkbase Document
§101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
§101.DEF	XBRL Taxonomy Extension Definition Linkbase Document